Form 10-Q
period 1993-10-30
DRESS BARN INC
filed 1994-03-09
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended      October 30, 1993
                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from               to

    Commission file number    0-11736

                          The Dress Barn, Inc
         Exact name of registrant as specified in its charter)

        Connecticut                                          06-0812960
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    88 Hamilton Avenue, Stamford, Connecticut                       06902
    (Address of principal executive offices)                  (Zip Code)

                               (203) 327-4242
        (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year,
                 if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No

                    APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDINGS DURING
                         THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

.05 par value       22,164,008 shares on December 9, 1993

                                Page 1 of 9


                   THE DRESS BARN, INC. AND SUBSIDIARIES

                                   INDEX

                                                      Page
                                                      Number

Part I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets
               October 30, 1993 (unaudited)
               and July 31, 1993                         I-3

               Consolidated Statements of Earnings
               (unaudited) for the Thirteen weeks
               ended October 30, 1993 and October
               24, 1992                                  I-4

               Consolidated Statements of Cash Flows
               (unaudited) for the Thirteen weeks
               ended October 30, 1993 and October
               24, 1992                                  I-5

               Notes to Consolidated Financial
               Statements (unaudited)                    I-6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                     I-7 and I-8


Part II. OTHER INFORMATION:

     Item 1.   Legal Proceedings                           *

     Item 2.   Changes in Securities                       *

     Item 3.   Defaults Upon Senior Securities             *

     Item 4.   Submissions of Matters to a Vote
               of Security Holders                         *

     Item 5.   Other Information                           *

     Item 6.   Exhibits and Reports on Form 8-K          I-9


*    Not applicable in this filing.


                                   I - 2




                   THE DRESS BARN, INC. AND SUBSIDIARIES
           NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.  Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
July 31, 1993 Annual Report to Shareholders.

     The results of operations for the period ended October 30, 1993, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

     Certain reclassification have been made to prior year's financial statements to conform with the current year's presentation.

                   THE DRESS BARN, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's net sales reflect the results of 664 stores in operation at October 30, 1993 as compared with 587 at October 24, 1992. During the 13 weeks ended October 30, 1993, the Company opened 30 stores and closed 7 for a net addition of 23 stores during the quarter.

     Net sales for the thirteen weeks ended October 30, 1993 increased by $14,752,000 or 14.1%, compared to last year's first quarter. This increase was due to the increased number of stores open during the full fiscal period this year versus last as comparable store sales were flat for the period.

     Gross profit less occupancy and buying costs as a percentage of net sales increased to 37.6% from 37.3% last year for the thirteen week period. This increase was due to improved initial margins and reduced shrinkage, which offset a modest increases in markdowns as a percent of sales this year versus last year's quarter.

     Selling, general and administrative expenses as a percentage of net sales increased slightly to 29.6% in 1993 versus 29.5% in last year's first quarter. This increase in SG&A expenses reflected no leverage as a result of the flat comparable store sales for the quarter. The Company continues to control store labor and benefit costs; however, increased advertising and other store expenses as a percent of sales led to the increase in SG&A over last year's first quarter.

     Interest income for the quarter increased to $628,515 this year versus $484,536 in last year's first quarter as the increase in funds available for short term investment was accompanied by higher investment yields in 1993 versus 1992.

     The effective tax rate for the thirteen weeks ended October 30, 1993 was 37.0% as compared to the 36.0% effective tax rate in effect for the fiscal year ended July 31, 1993. This reflects the increase in the corporate federal tax rate specified in the Omnibus Budget Reconciliation Act of 1993.

     As a result of the above factors, net earnings for the quarter ended October 30,1993 were $6,405,954, an increase of $859,914 or 15.5% versus the $5,546,040 earned for the same period a year earlier.

                   THE DRESS BARN, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

     At October 30, 1993, the Company had working capital of $87,836,000 and three bank credit lines totalling $70,000,000 without any outstanding borrowings.Capital expenditures during the quarter utilized internally generated funds.

                        Part II - OTHER INFORMATION



Item 6 -- Exhibits and Reports on Form 8-K

     (a)  No exhibits are required  to be filed herewith.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BY:   /s/ ARMAND CORREIA

                                                 Armand Correia
                                                 Senior Vice President
                                                 (Principal Financial
                                                 and Accounting Officer)

Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                  October 30,             July 31,
ASSETS                                   1993                 1993
Current Assets:                    (unaudited)
Cash & cash equivalents            $9,245,491          $10,054,792
Marketable securities              51,652,154           51,023,754
Merchandise inventories            85,112,662           73,403,238
Prepaid expenses and other          6,890,687            8,100,021
Total Current Assets              152,900,994          142,581,805

Property and Equipment:
Leasehold improvements             36,868,057           35,013,977
Fixtures and equipment             59,909,216           56,058,888
Computer software                   4,479,655            4,135,985
Automotive equipment                  316,597              316,408
                                  101,573,525           95,525,258
Less accumulated depreciation
and amortization                   39,920,636           36,578,447
                                   61,652,889           58,946,811
Other Assets                          820,618              857,041
                                 $215,374,501         $202,385,657

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable- trade           $43,796,151          $39,990,472
Accrued expenses                   14,813,359           15,698,909
Customer credits                    1,345,075            1,406,987
Income taxes payable                5,110,351            2,009,266
Total Current Liabilities          65,064,936           59,105,634

Deferred Income Taxes               1,672,500            1,277,351

Commitments

Shareholders' Equity:
Preferred stock, par value $.05 per share:
Authorized- 100,000 shares
Issued and outstanding- none               --                  --
Common stock, par value $.05 per share:
Authorized- 30,000,000 shares
Issued- 23,164,697 and 23,134,662
shares, respectively
Outstanding- 22,159,697 and 22,129,662
shares, respectively                1,158,23            1,156,733
Additional paid-in capital        13,016,106           12,789,169
Retained earnings                140,168,336          133,762,382
Treasury stock, at cost           (5,705,612)          (5,705,612)
                                 148,637,065          142,002,672
                                $215,374,501         $202,385,657

See notes to consolidated financial statements (unaudited)


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                  Thirteen Weeks Ended
                                             October 30,       October 24,
                                                    1993              1992
Operating Activities:
Net earnings                                  $6,405,954        $5,546,040
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of property and
equipment                                      2,582,400         2,572,300
(Decrease) increase in deferred income taxes     395,149          (110,000)
Deferred compensation                             78,700            65,100
Changes in assets and liabilities:
Decrease in merchandise inventories          (11,709,424)       (5,509,717)
Decrease in prepaid expenses                   1,209,334         2,612,914
Decrease in other assets                          36,423            (5,501)
(Decrease)-accounts payable- trade             3,805,679        (2,518,067)
(Decrease) in accrued expenses                  (885,550)       (1,944,956)
Increase in customer credits                     (61,912)          (78,340)
(Decrease) in income taxes payable             3,101,085         2,178,981
Total adjustments                             (1,448,116)       (2,737,286)

Net cash provided by operating activities      4,957,838         2,808,754

Investing Activities
Purchases of property and equipment           (5,288,478)       (5,210,715)
Sales and maturities of marketable securities  7,908,197         9,681,744
Purchases of marketable securities            (8,536,597)      (10,900,120)
Net cash used in investing activities         (5,916,878)       (6,429,091)

Financing Activities
Proceeds from Employee Stock Purchase Plan       102,501            76,605
Proceeds from stock options exercised             47,238           192,575
Net cash provided by financing activities        149,739           269,180

Net increase (decrease) in
    cash and cash equivalents                   (809,301)       (3,351,157)
Cash and cash equivalents-beginning of period 10,054,792          4,631,246
Cash and cash equivalents- end of period      $9,245,491         $1,280,089

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes                    $1,022,587         $1,307,743

See notes to consolidated financial statements (unaudited)


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings

                                            Thirteen Weeks Ended
                                    October 30,    October 24,  October 26,
                                           1993           1992         1991

Net sales                          $119,700,127   $104,948,426  $87,804,543

Costs and expenses:
Cost of sales, including
occupancy and buying costs           74,678,447     65,843,441   55,517,631
Selling, general and administrative  35,482,241     30,923,481   26,989,088
Interest (income) - net                (628,515)      (484,536)    (785,197)

                                    109,532,173     96,282,386   81,721,523

Earnings before income taxes         10,167,954      8,666,040    6,083,021

Income taxes                          3,762,000      3,120,000    2,139,000


Net Earnings                         $6,405,954     $5,546,040   $3,944,021


Earnings per share                        $0.29          $0.25        $0.18


Weighted average shares outstanding  22,147,034     21,889,715   21,771,750


See notes to consolidated financial statements (unaudited)