Form 10-Q
period 1994-01-29
DRESS BARN INC
filed 1994-03-15
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended      January 29, 1994
                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from               to

    Commission file number    0-11736

                          The Dress Barn, Inc.
            Exact name of registrant as specified in its charter)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
.05 par value       22,185,607 shares on March 9, 1994

                   THE DRESS BARN, INC. AND SUBSIDIARIES

                                   INDEX

                                                             Page
                                                            Number

Part I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets
               January 29, 1994 (unaudited)
               and July 31, 1993                                I-3

               Consolidated Statements of Earnings
               (unaudited) for the Thirteen and
               Twenty-six weeks ended
               January 29, 1994 and January 23, 1993    I-4 and I-5

               Consolidated Statements of Cash Flows
               (unaudited) for the Twenty-six weeks
               ended January 29, 1994 and January
               23, 1993                                         I-6

               Notes to Consolidated Financial
               Statements (unaudited)                           I-7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                            I-8 and I-9


Part II. OTHER INFORMATION:

     Item 1.   Legal Proceedings                                *

     Item 2.   Changes in Securities                            *

     Item 3.   Defaults Upon Senior Securities                  *

     Item 4.   Submission of Matters to a Vote
               of Security Holders                             I-10

     Item 5.   Other Information                                *

     Item 6.   Exhibits and Reports on Form 8-K                I-10

*    Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                           January 29,      July 31,
ASSETS                                            1994          1993
Current Assets:                             (unaudited)
Cash & cash equivalents                     $7,046,095   $10,054,792
Marketable securities                       51,192,654    51,023,754
Merchandise inventories                     59,234,485    73,403,238
Prepaid expenses and other                   5,193,761     8,100,021
Total Current Assets                       122,666,995   142,581,805

Property and Equipment:
Leasehold improvements                      37,897,306    35,013,977
Fixtures and equipment                      62,254,520    56,058,888
Computer software                            4,574,699     4,135,985
Automotive equipment                           291,415       316,408
                                           105,017,940    95,525,258
Less accumulated depreciation
and amortization                            42,060,857    36,578,447
                                            62,957,083    58,946,811

Other Assets                                   778,852       857,041
                                          $186,402,930  $202,385,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable- trade                    $19,573,438   $39,990,472
Accrued expenses                            12,510,045    15,698,909
Customer credits                             2,118,934     1,406,987
Income taxes payable                            36,648     2,009,266
Total Current Liabilities                   34,239,065    59,105,634

Deferred Income Taxes                        1,181,351     1,277,351
Commitments

Shareholders' Equity:
Preferred stock, par value $.05 per share:
Authorized- 100,000 shares
Issued and outstanding- none                        --        --
Common stock, par value $.05 per share:
Authorized- 30,000,000 shares
Issued- 23,180,107 and 23,134,662
shares, respectively
Outstanding- 22,175,107 and 22,129,662
shares, respectively                         1,159,005     1,156,733
Additional paid-in capital                  13,231,402    12,789,169
Retained earnings                          142,297,719   133,762,382
Treasury stock, at cost                     (5,705,612)   (5,705,612)
                                           150,982,514   142,002,672
                                          $186,402,930  $202,385,657
See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings-
Second Quarter



                                              Thirteen Weeks Ended
                                            January 29,   January 24,
                                                   1994          1993

Net sales                                  $106,576,759   $98,582,738

Costs and expenses:
Cost of sales, including
occupancy and buying costs                   70,109,713    63,126,723
Selling, general and administrative          33,662,851    30,765,902
Interest (income) - net                        (575,188)     (488,070)

                                            103,197,376    93,404,555


Earnings before income taxes                  3,379,383     5,178,183

Income taxes                                  1,250,000     1,864,000


Net Earnings                                 $2,129,383    $3,314,183


Earnings per share                                $0.10         $0.15


Weighted average shares outstanding          22,163,335    21,961,578


See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings-
Six Months



                                             Twenty-Six Weeks Ended
                                            January 29,   January 24,
                                                   1994          1993

Net sales                                  $226,276,886  $203,531,164

Costs and expenses:
Cost of sales, including
occupancy and buying costs                  144,788,160   128,970,164
Selling, general and administrative          69,145,092    61,689,383
Interest (income) - net                      (1,203,703)     (972,606)

                                            212,729,549   189,686,941


Earnings before income taxes                 13,547,337    13,844,223

Income taxes                                  5,012,000     4,984,000


Net Earnings                                 $8,535,337    $8,860,223


Earnings per share                                $0.39         $0.40


Weighted average shares outstanding          22,155,185    21,925,647


See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows



                                            Twenty-Six Weeks Ended
                                       January 29,         January 24,
                                              1994                1993

Operating Activities:

Net earnings                            $8,535,337         $8,860,223
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of property and
equipment                                4,965,000          4,204,600
(Decrease) increase in
  deferred income taxes                    (96,000)           (77,000)
Deferred compensation                      157,500            130,400
Changes in assets and liabilities:
Decrease in merchandise inventories     14,168,753          3,501,528
Decrease in prepaid expenses             2,906,260          1,094,864
Decrease in other assets                    78,189            322,089
(Decrease)-accounts payable- trade     (20,417,034)        (6,122,037)
(Decrease) in accrued expenses          (3,188,864)        (1,682,148)
Increase in customer credits               711,946            592,750
(Decrease) in income taxes payable      (1,972,618)        (2,494,388)
Total adjustments                       (2,686,868)          (529,342)

Net cash provided by operating
   activities                            5,848,469          8,330,881


Investing Activities
Purchases of property and equipment     (8,975,272)        (7,632,813)
Sales and maturities of marketable
   securities                          (13,983,578)       (13,066,640)
Purchases of marketable securities      13,814,678          9,458,164
Net cash used in investing activities   (9,144,172)       (11,241,289)


Financing Activities
Proceeds from Employee Stock
   Purchase Plan                           203,843            161,029
Proceeds from stock options exercised       83,163            598,205
Net cash provided by financing activities  287,006            759,234


Net increase (decrease) in cash
   and cash equivalents                 (3,008,697)        (2,151,174)
Cash and cash equivalents-
   beginning of period                  10,054,792          4,631,246
Cash and cash equivalents-
   end of period                        $7,046,095         $2,480,072


Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes              $7,580,618         $6,291,297

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

     The results of operations for the period ended January 29, 1994, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

     Certain reclassification have been made to prior year's financial statements to conform with the current year's presentation.

                   THE DRESS BARN, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company's net sales reflect the results of 657 stores in operation at January 29, 1994 as compared with 595 at January 23, 1993. During the twenty-six weeks ended January 29, 1994, the Company opened 40 stores and closed 24 for a net addition of 16 stores during the six months.
     The following summarizes the financial results for the thirteen and twenty-six week periods ended January 29, 1994 versus the comparable periods last year:

                           Second Quarter            Six Months
                        % Change  % of Sales   % Change   % of Sales
                        from L/Y  T/Y    L/Y   from L/Y   T/Y   L/Y

Net Sales                   8.1%                  11.2%
Gross Profit, less
   Occupancy & Buying       2.9%  34.2% 36.0%      9.3%  36.0% 36.6%
Selling, General and
   Admin. Expenses          9.4%  31.6% 31.2%     12.1%  30.6% 30.3%
Operating Income          -40.2%   2.6%  4.8%     -4.1%   5.5%  6.3%
Interest Income            17.8%   0.5%  0.5%     23.8%   0.5%  0.5%
Income Taxes              -32.9%   1.2%  1.9%     -2.1%   2.2%  2.4%
Net Income                -35.7%   2.0%  3.4%     -3.7%   3.8%  4.4%


     Net sales increased due to the increased number of stores open during both fiscal periods this year versus last. The increases were reduced by declines in comparable store sales of 4% and 2% for the three and six month periods, respectively.
     Gross profit less occupancy and buying costs for both the quarter and the six months decreased as a percentage of sales due to increased markdowns, especially in the second quarter, and increased occupancy costs from new stores.
     The increase in selling, general and administrative expenses as a percentage of net sales resulted from the decrease in comparable store sales. Tight expense controls over variable expenses did not provide savings to cover the shortfall in sales.
     Interest income increased in both periods as the increase in funds available for short term investments combined with a modest increase in the prevailing investment rates this year versus last to generate additional interest income.
     The effective tax rate for the twenty-six weeks ended January 29, 1994 was 37.0% as compared to the 36.0% effective tax rate in effect for the fiscal year ended July 31, 1993. This reflects the increase in the corporate federal tax rate specified in the Omnibus Budget Reconciliation Act of 1993.

                   THE DRESS BARN, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources

     During the six months ended January 29, 1994 there was no material change in the Company's liquidity or capital resources. Capital expenditures during the six months utilized internally generated funds.

     At January 29, 1994, the Company had working capital of $88,428,000 and three bank credit lines totalling $65,000,000 without any outstanding borrowings.

                        Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the Company's shareholders was held on December 13, 1993.

     (b) Edward D. Solomon, a member of the Board of Directors previously reported to the Commission, was reelected and Klaus Eppler, a new Director, was elected, each for three year terms. The Board of Directors continues to be comprised of seven members as previously reported.


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