Form 10-Q
period 1994-04-30
DRESS BARN INC
filed 1994-06-14
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-Q
(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended      April 30, 1994
                               OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to

       Commission file number    0-11736

                      The Dress Barn, Inc.
       Exact name of registrant as specified in its charter)

    Connecticut                                06-0812960
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)            Identification No.)

88 Hamilton Avenue, Stamford, Connecticut           06902
(Address of principal executive offices)         (Zip Code)

                          (203) 327-4242
      Registrant's telephone number, including area code)


       Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
             DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes     No
          APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
.05  parvalue             22,205,607 shares on June 10, 1994

               THE DRESS BARN, INC. AND SUBSIDIARIES
                           INDEX

                                                  Page  Number
Part I.  FINANCIAL INFORMATION:

   Item1.  Financial Statements:

           Consolidated Balance Sheets
           April 30, 1994 (unaudited)
           and July 31, 1993                             I-3

           Consolidated Statements of Earnings
           (unaudited) for the Thirteen and
           Thirty-nine weeks ended
           April 30, 1994 and April 24, 1993     I-4 and I-5

           Consolidated Statements of Cash Flows
           (unaudited) for the Thirty-nine weeks
           ended April 30, 1994 and April
           24, 1993                                      I-6

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

Part II. OTHER INFORMATION:

   Item 1. Legal Proceedings                               *

   Item 2. Changes in Securities                           *

   Item 3. Defaults Upon Senior Securities                 *

   Item 4. Submission of Matters to a Vote
           of Security Holders                             *

   Item 5. Other Information                               *

   Item 6. Exhibits and Reports on Form 8-K             I-10

*Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets


                                     April 30,       July 31,
ASSETS                                    1994           1993
Current Assets:                     (unaudited)
Cash & cash equivalents            $17,188,765    $10,054,792
Marketable securities               51,567,154     51,023,754
Merchandise inventories             83,480,456     73,403,238
Prepaid expenses and other           5,846,198      8,100,021
Total Current Assets               158,082,573    142,581,805

Property and Equipment:
Leasehold improvements              42,105,675     35,013,977
Fixtures and equipment              66,194,756     56,058,888
Computer software                    5,268,793      4,135,985
Automotive equipment                   277,264        316,408
                                   113,846,488     95,525,258
Less accumulated depreciation
and amortization                    45,121,977     36,578,447
                                    68,724,511     58,946,811
Other Assets                           729,333        857,041
                                  $227,536,417   $202,385,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable- trade            $54,552,697    $39,990,472
Accrued expenses                    14,291,310     15,698,909
Customer credits                     1,774,101      1,406,987
Income taxes payable                   266,377      2,009,266
Total Current Liabilities           70,884,485     59,105,634

Deferred Income Taxes                1,119,351      1,277,351

Commitments

Shareholders' Equity:
Preferred stock, par value $.05 per share:
Authorized- 100,000 shares
Issued and outstanding- none              --              --
Common stock, par value $.05 per share:
Authorized- 30,000,000 shares
Issued- 23,201,724 and 23,134,662
shares, respectively
Outstanding- 22,196,724 and 22,129,662
shares, respectively                 1,160,086      1,156,733
Additional paid-in capital          13,473,427     12,789,169
Retained earnings                  146,604,680    133,762,382
Treasury stock, at cost             (5,705,612)    (5,705,612)
                                   155,532,581    142,002,672
                                  $227,536,417   $202,385,657
See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings- Third Quarter

                                Thirteen Weeks Ended
                        April 30,    April 24,      April 26,
                             1994         1993           1992
Net sales            $112,861,564  $95,224,924    $90,974,453
Costs and expenses:
Cost of sales,
  including occupancy
  and buying costs     70,712,996   59,950,620     56,744,494
Selling, general
  and administrative   35,601,291   30,315,287     27,432,056
Interest(income)net     (289,683)    (506,123)      (552,077)
                      106,024,604   89,759,784     83,624,473
Earnings before
  income taxes          6,836,960    5,465,140      7,349,980
Income taxes            2,530,000    1,967,450      2,587,000
Net Earnings           $4,306,960   $3,497,690     $4,762,980
Earnings per share          $0.19        $0.16          $0.22

Weighted average
shares outstanding     22,191,562   22,100,163     21,808,941

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings- Nine Months

                               Thirty-Nine Weeks Ended
                        April 30,    April 24,      April 26,
                            1994          1993           1992

Net sales           $339,138,450  $298,756,088   $261,961,287
Costs and expenses:
Cost of sales, including
  occupancy and
  buying costs       215,501,156   188,920,784    167,075,453
Selling, general
  and administrative 104,746,383    92,004,670     80,823,286
Interest(income) net  (1,493,386)   (1,478,729)    (2,003,838)
                     318,754,153   279,446,725    245,894,901
Earnings before
  income taxes        20,384,297    19,309,363     16,066,386
Income taxes           7,542,000     6,951,450      5,653,000
Net Earnings         $12,842,297   $12,357,913    $10,413,386
Earnings per share         $0.58         $0.56          $0.48
Weighted average
  shares outstanding  22,167,310    21,983,819     21,793,107

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                      Thirty-Nine Weeks Ended
                                        April 30,   April 24,
                                             1994        1993
Operating Activities:
Net earnings                         $12,842,297 $12,357,913
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization of
property and equipment                 7,762,200   6,226,900
(Decrease)increase in deferred
  income taxes                          (158,000)   (242,000)
Deferred compensation                    236,200     195,600
Changes in assets and liabilities:
Increase in merchandise inventories  (10,077,218)(11,366,193)
Decrease in prepaid expenses           2,253,823   2,183,746
Decrease in other assets                 127,708     258,705
Increase-accounts payable- trade      14,562,225   9,546,153
(Decrease)in accrued expenses         (1,407,599) (1,435,696)
Increase in customer credits            367,1133      14,500
(Decrease) in income taxes payable    (1,742,889) (2,292,584)
Total adjustments                     11,923,563   3,389,131

Net cash provided by
 operating activities                 24,765,860  15,747,044

Investing Activities:
Purchases of property and equipment (17,539,900)(12,849,244) Sales and maturities of
  marketable securities              (14,358,078)(18,356,033)
Purchases of marketable securities    13,814,678  14,200,657
Net cash used in investing activities(18,083,300)(17,004,620)

Financing Activities
Proceeds from Employee
  Stock Purchase Plan                    295,268     258,380
Proceeds from stock options exercised    156,145   1,016,929
Net cash provided by financing activities451,413   1,275,309

Net increase in cash
  and cash equivalents                 7,133,973      17,733
Cash and cash equivalents-
  beginning of period                 10,054,792   4,631,246
Cash and cash equivalents-
  end of period                      $17,188,765  $4,648,979

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes         $10,054,792  $8,117,397

See notes to consolidated financial statements (unaudited)

THE DRESS BARN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The results of operations for the period ended April 30, 1994, are not necessarily indicative of the operating results for the full year.

2.  Reclassification

Certain reclassification have been made to prior year's financial statements to conform with the current year's presentation.

THE DRESS BARN, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's net sales reflect the results of 683 stores in operation at April 30, 1994 as compared with 626 at April 24, 1993. During the thirty-nine weeks ended April 30, 1994, the Company opened 68 stores and closed 26 for a net addition of 42 stores during the nine months.

The following summarizes the financial results for the thirteen and thirty-nine week periods ended April 30, 1994 versus the comparable periods last year:

                             Third Quarter             Nine Months
                          % Change    % of Sales   % Change    % of Sales
                          from L/Y   T/Y     L/Y   from L/Y   T/Y     L/Y

Net Sales                    18.5%                    13.5%
Gross Profit, less
   Occupancy & Buying        19.5%  37.3%  37.0%      12.6%  36.5%  36.8%
Selling, General and
   Admin. Expenses           17.4%  31.5%  31.8%      13.8%  30.9%  30.8%
Operating Income             32.0%   5.8%   5.2%       5.9%   5.6%   6.0%
Interest Income             -42.8%   0.3%   0.5%       1.0%   0.4%   0.5%
Income Taxes                 28.6%   2.2%   2.1%       8.5%   2.2%   2.3%
Net Income                   23.1%   3.8%   3.7%       3.9%   3.8%   4.1%

Net sales increased due to the increased number of stores open during both fiscal periods this year versus last. Sales in the third quarter were enhanced by a 6% increase in comparable store sales. For the nine month period, comparable store sales were flat.

Gross profit less occupancy and buying costs ("GP") as a percentage of sales for the third quarter increased primarily due to higher initial margins. For the nine month period, GP decreased as a percentage of sales due to increased markdowns, especially in the second quarter, and increased occupancy costs from new stores.

Selling, general and administrative expenses ("SGA") as a percentage of sales for the third quarter decreased due to the increase in comparable store sales. In the nine month period, SGA as a percentage of sales increased as tight expense controls over variable expenses did not provide savings to cover the shortfall in sales from planned levels.

Interest income decreased in the third quarter and marginally increased in the nine month period as longer term investments that matured this year were reinvested in new investments with lower returns.

The effective tax rate for the thirty-nine weeks ended April 30, 1994 was 37.0% as compared to the 36.0% effective tax rate in effect for the fiscal year ended July 31, 1993. This reflects the increase in the corporate federal tax rate specified in the Omnibus Budget Reconciliation Act of 1993.

THE DRESS BARN, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources

During the nine months ended April 30, 1994 there was no material change in the Company's liquidity or capital resources. Capital expenditures during the nine months utilized internally generated funds.

At April 30, 1994, the Company had working capital of $87,198,000 and three bank credit lines totalling $75,000,000 without any outstanding borrowings.

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




                                                    BY:
                                             /s/ARMAND CORREIA

                                               Armand Correia
                                           Senior Vice President
                                         (Principal Financial and
                                            Accounting Officer)