Form 10-K
period 1994-07-30
DRESS BARN INC
filed 1994-10-28
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)
                         For the fiscal year ended  July 30,1994

                                               OR

[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 0-11736

                         THE DRESS BARN, INC.
          (Exact name of registrant as specified in its charter)

Connecticut                                                 06-0812960
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

30 Dunnigan Drive, Suffern, New York                             10901
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:          (914) 369-4500

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:


                      Common stock - par value $.05 per share
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.              Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                                        Yes         No   X


                                Page 1 of Cover Page




As of October 26, 1994, 22,247,190 common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on October 25, 1994 on the NASDAQ) of The Dress Barn, Inc. held by non-affiliates was approximately $150,718,000. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 6,984,595 shares beneficially owned by Directors and Officers of the registrant.
In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.




                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 12, 1994 are incorporated into Parts I and III of this Form 10-K.



                                  Page 2 of Cover Page




                                PART I





ITEM 1.  BUSINESS


General

     As of July 30, 1994, The Dress Barn, Inc. (the "Company", which includes, unless otherwise noted, its subsidiaries and predecessor) operated a chain of 688 off-price women's apparel stores utilizing three merchandising strategies: Dress Barn, Dress Barn Woman ("DBW") and SBX. Dress Barn operates primarily under the names "Dress Barn" and "Westport Ltd.". As of July 30, 1994, there were 567 Dress Barn stores, 98 DBW stores and 23 SBX stores. Since 1992 the Company has been testing the SBX merchandising concept in outlet malls and outlet strip centers. These stores feature both brand name and private-label casual apparel.

     All of the Company's stores offer in-season, moderate to better quality fashion women's apparel emphasizing department store quality merchandise, primarily with nationally recognized brand names bearing the manufacturer's label, at a substantial discount from department store prices. The Company merchandises for price conscious and fashion minded working women in middle to upper income brackets and predominantly in the 18-40 year age range.

     The Dress Barn and SBX stores carry Junior and Misses sizes, while the DBW stores feature larger sizes of styles similar to those found in the Dress Barn stores. As of July 30, 1994, 46 Dress Barn stores also carried DBW merchandise. The SBX stores carry only casual apparel.

Expansion and Store Openings

     The Company has been in business since 1962. During the past five years the Company increased its number of stores from 400 in July 1988 to 688 stores open on July 30, 1994. During fiscal 1994, the Company opened 82 stores, closed 35 for a net increase of 47 locations for the fiscal year ended July 30, 1994. The fiscal 1994 openings included 6 new
     Dress Barn Woman locations as well as 10 Dress Barn stores that also feature DBW merchandise. Of these openings, 11 were locations acquired from others and converted to the Company's format. Subsequent to July 30, 1994, the Company has opened 43 new Dress Barn stores (including 11 with DBW merchandise included) and 4 Dress Barn Woman stores, closed 6 stores and had a total of 730 units in operation as of October 26, 1994.

Merchandise and Marketing

     All of the Company's stores sell only first-quality current merchandise, with approximately 60% of the merchandise sold featuring nationally recognized name brands through the offerings of domestic fashion vendors. Over half of the Company's sales volume is sportswear, with the remainder consisting of dresses, suits, blazers and accessories. The Company's three merchandising strategies are organized as separate divisions, each with a separate merchandising staff to focus on its individual merchandise styles.


     In addition to nationally recognized name brand labels, the Company's stores offer private label merchandise. This merchandise, which is also first quality, is typically imported or manufactured domestically under contract to the Company and is concentrated in basic lines where quality, price and fashion are more important than brand names. While such private label merchandise is both less expensive for the customer and more profitable for the Company, the Company believes that brand name apparel at discount prices has attracted its customers. Accordingly, the Company continues to limit the growth of its private label program.

     Virtually all merchandising decisions affecting the Company's stores are made centrally. Pricing and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, 80% of the merchandise sold by the Company is uniformly carried by all stores with the remaining 20% varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken to expedite selling.

     The Company's stores provide a high degree of customer service including personal sales assistance by Company employees and an attended dressing room area with individual dressing rooms. The Company's stores are designed and maintained to project an attractive, quality image. Exteriors carry a distinctive logo for ease of identification. Interiors feature department store type fixtures and carpeting and premium quality lighting. Merchandise is attractively displayed and arranged by department such as sportswear, dresses and suits. Well known designer and brand names are prominently displayed.

     The Company uses mainly print advertising that emphasizes current fashion apparel at discount prices. The Company is experimenting with television advertising and in fiscal 1994, the Company introduced its own Dress Barn private-label credit card.

Store Locations

     As of July 30, 1994 the Company was operating 688 stores in 41 states and the District of Columbia, primarily in strip shopping centers and enclosed malls. Nearly all of these stores occupy between 3,500 and 5,000 square feet of selling space.

     The table on the following page indicates the states in which the stores operating on July 30, 1994 were located:



Stores Open At July 30, 1994:

                                                        Dress Barn
                                           Dress Barn        Woman        SBX
Location                                       Stores       Stores     Stores
Alabama                                             5            1          1
Arizona                                            11            1          -
Arkansas                                            1            -          -
California                                         30            4          2
Colorado                                            4            -          1
Connecticut                                        30            5          -
District of Columbia                                1            -          -
Delaware                                            4            1          -
Florida                                            15            2          3
Georgia                                            22            3          -
Idaho                                               2            1          -
Illinois                                           25            3          1
Indiana                                             8            1          -
Kansas                                              4            1          -
Kentucky                                            4            2          -
Louisiana                                           2            -          -
Maine                                               6            1          -
Maryland                                           23            1          1
Massachusetts                                      35            4          -
Michigan                                           31            5          1
Minnesota                                           5            -          -
Missouri                                            8            1          -
Nebraska                                            1            -          -
Nevada                                              4            1          1
New Hampshire                                       6            1          -
New Jersey                                         44           13          1
New Mexico                                          2            -          -
New York                                           54            6          -
North Carolina                                     28            7          -
Ohio                                               18            2          -
Oklahoma                                            2            -          -
Oregon                                              3            2          -
Pennsylvania                                       42            9          1
Rhode Island                                        1            -          -
South Carolina                                     14            2          1
Tennessee                                          13            3          2
Texas                                              19            4          2
Utah                                                2            2          2
Vermont                                             2            -          -
Virginia                                           27            6          2
Washington                                          3            1          -
Wisconsin                                           6            2          1
Total                                             567           98         23


     The following table indicates the type of shopping facility in which the stores are located:


                                                        Dress Barn
                                           Dress Barn        Woman        SBX
     Type of Facility                          Stores       Stores     Stores

Strip Shopping Centers                            448           85         15
Regional and Other Enclosed Shopping Malls        101           13          8
Free Standing                                       4            -          -
Downtown Locations                                 14            -          -

Total                                             567           98         23

     During the fiscal year ended July 30, 1994, no store accounted for as much as 1% of the Company's total sales.

Purchasing and Distribution

     The Company utilizes a buying organization that parallels those used by most large specialty store chains. Purchasing is conducted on a departmental basis for each of the Dress Barn, Dress Barn Woman and SBX merchandise groups by the Company's staff of buyers and assistant buyers supervised by the President and six Merchandise Managers. To support its current and future expansion plans the Company has continued to expand its buying staff. The Company also utilizes the services of independent buying representatives in New York and overseas.

     The Company has in the past always been able to purchase sufficient quantities of first-quality brand name merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will be an adequate supply of such merchandise available. The Company obtains its brand name merchandise from approximately 350-450 vendors and its private label merchandise from approximately 15 vendors. No vendor accounted for as much as 5% of the Company's purchases in the fiscal year ended July 30, 1994.

     All merchandise is received from vendors at the Company's central warehouse and distribution facilities in Suffern, New York, where it is inspected, ticketed and earmarked for particular stores. The Suffern facility, which began operations in January 1994, has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder for merchandise distribution. The Company has vacated all of its Stamford facilities, the last being Hamilton Avenue which was closed in September 1994.

     The Company generally does not warehouse merchandise, but distributes it promptly to stores, shipments being made at least twice a week to each store. Turnaround time between receipt from the vendor and shipment to the stores is usually three days or less. Because of such frequent shipments, the stores themselves do not require significant storage space. The Company may on occasion buy certain basic clothing that does not change in style from year to year at attractive prices and warehouse such items until the following year.



Store Operations and Management

     Virtually all the Company's stores are open seven days a week. Stores located in strip shopping centers and malls conform to the hours of other stores in the shopping centers and are open most evenings, while downtown and free standing stores are usually open two nights per week.

     Approximately 50% of the Company's sales are for cash. The balance are credit card sales. The Company's stores accept Visa, MasterCard, American Express and Discover credit cards. In February 1994, the Company introduced its own Dress Barn private-label credit card. As with the other credit cards, the Company assumes no credit risk but pays a percentage of sales as a service charge. The Company has a chain-wide policy of cash refunds within 14 days of purchase and upon presentation of a register receipt; additionally the customer still has the option of receiving a credit redeemable at a later date.

    None of the Company's stores or departments are franchised or operated by others. Each store has a manager who reports to a District Sales Manager, who is in charge of between 6 and 10 stores. District Sales Managers generally visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures. In turn, to further maintain centralized control, there are 10 Regional Sales Managers who are each responsible for approximately 8 District Sales Managers.

Control Systems

     The Company has developed and continues to improve a computerized merchandise control system that can accommodate substantial growth in the number of stores. This system tracks buyers' orders, warehouse receiving, price marking, shipments to stores, inventories, markdowns, store sales and individual merchandise item performance, and utilizes personal computers to input and monitor the purchasing, receiving, shipping and distribution functions.

     To monitor the performance of the various styles, management receives bi-weekly computer reports reflecting sales and inventory levels. These reports are organized by department, class, vendor, style, color and store. Thus, the sales performance of every style and color of merchandise in every store is monitored centrally twice a week.

     The Company has a point of sale register system and has upgraded it with the installation of price look up and ticket scanning to better service its customer. The Company continues to enhance its systems to provide instant access to sales information, increase productivity and improve customer service.

     Each store has an attended dressing room area and generally one cash register, which is constantly attended. These practices serve a security as well as a service function. The Company utilizes article surveillance security tag systems where they are cost justified. The Company's inventory shrinkage rate is within industry norms.


Trademarks

     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. These trademarks are indicated below:

        Trademark                           Registration Date

        Dress Barn                              March 5, 1985
        Princeton Club                         April 30, 1985
        Lee David, Ltd.                           May 7, 1985
        Westport, Ltd.                        August 20, 1985

Employees

     As of July 30, 1994, the Company had approximately 6,400 employees of whom approximately 3,500 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.

Competition

     The women's retail apparel business is highly competitive. The Company's stores compete with discount stores, women's apparel specialty stores and department stores. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater financial and other resources than the Company. The off-price women's apparel business has become more competitive. Dress Barn accounts for an extremely small fraction of the total market for women's apparel.

ITEM 2.  PROPERTIES

     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. A number of leases expiring in the 1990's do not have further extension options. The following table, covering all stores operated by the Company on July 30, 1994, indicates the number of leases expiring during the period indicated and the number of expiring leases with renewal options:

                                       Number of            Number with
     Fiscal Years                   Leases Expiring       Renewal Options
      1995                                  104                        81
      1996                                  126                       113
      1997                                  123                       107
      1998                                  100                        90
      1999-2001                             194                       142
      2002 and thereafter                    41                        26

        Total                               688                       559


     New store leases generally provide for a base rent of between $12 and $15 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases, in effect at July 30, 1994, and excluding locations acquired after July 30, 1994, for the fiscal year ending
     July 29, 1995, are approximately $41,360,000. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in mall and strip locations.

     A substantial number of store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved. In addition, a number of these leases also provide for such termination at the option of the landlord. Usually these provisions are operative only during the first few years of the lease.

     The Company leases its executive offices and distribution centers at 30 Dunnigan Drive in Suffern, New York. This lease expires on
     April 30, 2007, with three 5 year options to extend the lease.
     Management believes the Suffern facility should be able to service in excess of 1,500 stores and provide adequate office space for similar expansion in the Company's executive offices. The Company began full distribution operations in the new facility in January 1994 and moved its executive offices in July 1994. The Company elected not to renew any of the leases for its Stamford facilities and vacated the locations upon their lease expiration.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.





                                  PART II


ITEM 5- MARKET FOR  REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS


Market Prices of Common Stock

         The Common Stock of the Dress Barn, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol DBRN.

         The table below sets forth the high and low bid prices as reported by NASDAQ for the last eight fiscal quarters. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.


                             Fiscal 1994                   Fiscal 1993
                              Bid Prices                    Bid Prices
                           High       Low                High       Low
Fiscal Period

    First Quarter       $ 15.50     $ 10.50            $ 16.63     $ 10.38
    Second Quarter        15.13       10.88              20.63       15.88
    Third Quarter         14.00       10.88              23.50       11.88
    Fourth Quarter        12.75        8.25              14.63       10.25


Number of Record Holders

     The number of record holders of the Company's common stock as of October 10, 1994 was approximately 1,800.


Dividend Policy

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.







ITEM 6- SELECTED FINANCIAL DATA

The Dress Barn, Inc. and Subsidiaries
Selected Financial Data


					  Year Ended
		July 30,      July 31,     July 25,     July 27,      July 28,
		    1994    (*)   1993         1992         1991          1990

Statement of earnings data:
Net sales   $457,324,621  $419,585,581  $363,089,914 $325,412,935 $283,591,556
Cost of sales,
including
occupancy and
buying costs 291,937,984   266,867,616   231,829,749  204,560,687  176,048,518

Gross profit 165,386,637   152,717,965   131,260,165  120,852,248  107,543,038

Selling, general and
administrative
expenses     141,473,138   125,307,922   109,270,919  100,107,097   87,333,014

Operating
income        23,913,499    27,410,043    21,989,246   20,745,151   20,210,024

Interest income
- - net          1,726,717     2,338,217     3,002,872    2,918,882    2,541,904

Earnings before
income taxes  25,640,216    29,748,260    24,992,118   23,664,033   22,751,928

Income taxes   9,487,000    10,709,000     8,798,000    8,711,000    8,373,000

Net earnings $16,153,216   $19,039,260   $16,194,118  $14,953,033  $14,378,928

Earnings per share $0.73         $0.86         $0.74        $0.68        $0.64

Weighted average
shares
outstanding   22,177,063    22,019,742    21,805,478   21,905,407   22,518,807

(*)Consists of 53 weeks. All other fiscal years presented consist of 52 weeks.


Balance sheet data:
Working
capital      $89,050,887   $83,476,171   $73,477,379  $61,917,864  $55,768,665
Total assets$217,862,655  $202,385,657  $173,360,191 $137,634,744 $125,483,987
Long-term debt     --           --            --           --            --
Shareholders'
equity      $159,197,953  $142,002,672  $120,339,195 $102,955,940  $93,180,676




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales


     Net sales increased 9.0% in fiscal 1994 as compared to fiscal 1993 and 15.6% in fiscal 1993 as compared to fiscal 1992. Fiscal 1993 was a 53 week year versus 52 weeks for fiscal 1994 and 1992. The sales increases in both fiscal years were provided primarily by the 47 (net) stores added during fiscal 1994 and the 77 (net) stores added during fiscal 1993. Comparable store sales decreased 1.2% in fiscal 1994 versus fiscal 1993 and increased 1.6% in fiscal 1993 versus fiscal 1992. Actual units sold per store increased in fiscal 1994 from fiscal 1993 but sales per store decreased as the Company lowered its price points and the merchandise mix became more casual and less career, thereby lowering the sales price of the average unit sold.



Cost of Goods Sold, Including Buying and Occupancy Costs ("CGS")


     CGS increased 9.4% in fiscal 1994 and 15.1% in fiscal 1993 as compared to the prior fiscal years. As a percentage of net sales, these costs were 63.8% in fiscal 1994, 63.6% in fiscal 1993 and 63.8% in fiscal 1992. The percentage increase from fiscal 1993 to fiscal 1994 was due to the shortfall in sales, which did not offset higher occupancy costs from larger new stores, expanded existing stores and the Company's new Distribution Center and Corporate Office in Suffern, New York. The decrease in fiscal 1993 from fiscal 1992 as a percent of sales was due to improved initial margins and reduced shrinkage. These factors as well as an increase in comparable store sales offset the increase in occupancy costs.



Selling, General and Administrative Expenses ("SG&A")


     SG&A increased 12.9% in fiscal 1994 following an increase of 14.7% in fiscal 1993. As a percentage of net sales, these costs were 30.9% in fiscal 1994, 29.9% in fiscal 1993 and 30.1% in fiscal 1992. Continued expense controls were not sufficient to cover the shortfall in sales.
     In addition, the Company incurred $1.2 million in duplicate expenses from its relocation to Suffern. As these charges were absorbed in fiscal 1994, it is expected that fiscal 1995 will be positively impacted from the move. The comparable store sales gain in fiscal 1993 was the primary factor in the reduction in SG&A expenses as a percent of sales from fiscal 1992.





Interest Income


     Interest income decreased by $611,500 or 26.2% in fiscal 1994 compared to fiscal 1993 and decreased by $665,000 or 22.1% in fiscal 1993 compared to fiscal 1992. In both fiscal 1994 and 1993, the increase in average investments was offset by lower average interest rates and a modest decline in market values. Also contributing to the decreases were accounting adjustments in fiscal 1994 and fiscal 1993 to amortize premiums on investment purchases.



Provision for Income Taxes


     The effective tax rates were 37.0%, 36.0% and 35.2% for fiscal 1994, 1993, and 1992, respectively. The increase in the tax rate for both fiscal 1994 and 1993 reflect the increase in the corporate federal tax rate as specified in the Omnibus Budget Reconciliation Act of 1993 which became effective July 1,1993, and a reduction in tax-free interest income over the same period. Also in fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which did not have a material impact on the Company's 1993 financial statements.

Net Earnings


     In any period the Company's earnings depend primarily on the level of sales, the gross profit on those sales and controls over SG&A expenses. The factors that affect the Company's sales and margins include occupancy costs included in CGS, the general retail climate for apparel and competitive factors in general. The Company's fiscal 1994 earnings were negatively impacted by the comparable store sales decrease and the non-recurring and duplicate expenses from the relocation to Suffern. In addition, earnings were adversely affected by the unseasonably cold and snowy winter and a decline in interest income. As a result of these factors, earnings decreased by 15.2% to $16,153,000 during fiscal 1994, following an increase of 17.6% to $19,039,000 during fiscal 1993. Net earnings as a percentage of sales were 3.5% in fiscal 1994 and 4.5% in both fiscal 1993 and fiscal 1992. The Company's fiscal 1993 earnings were positively affected by the comparable store sales increase and the .2% decrease in both SG&A expenses and CGS as a percent of sales.


Liquidity and Capital Resources



     During the past three fiscal years, the Company has funded, through internally generated cash flow, all of its operating and capital needs. These include the opening of 270 new stores, remodeling of existing stores, the continued expansion of its successful Dress Barn Woman division and the relocation of its Distribution Center and Corporate Offices to Suffern. Total capital expenditures were $23,380,000, $20,071,000 and $12,949,000 and in fiscal 1994, 1993 and 1992, respectively. In fiscal 1994, approximately $11 million of its capital expenditures were for the new Suffern facility.


     The Company's cash and cash equivalents and marketable securities remained virtually unchanged from the prior year as capital expenditures were approximately equal to cash generated from operating activities. The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. This has allowed the Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) to remain consistent over the past three years (1.17, 1.17 and 1.14 in the 1994, 1993 and 1992 fiscal years, respectively). In fiscal 1994, merchandise inventories increased a modest $6,198,000 as the Company transitioned to Fall earlier than in fiscal 1993. The Company's net cash provided by operations in fiscal 1994 fell to $23,704,000, compared to $29,047,000 in fiscal 1993 and $24,392,000 in fiscal 1992. The decline in fiscal 1994 was due to the lower earnings, as well as more private-label merchandise which requires immediate payment to overseas manufactures. During this three-year period, the Company increased its cash and investments by $22,900,000 and financed its expansion and corporate relocation without incurring any debt.


     In fiscal 1995 the Company plans to spend approximately $16,500,000 to open approximately 135 additional stores and continue its store remodeling program. The Company also plans to spend approximately $3,000,000 in connection with the completion of its relocation to and construction of its new facility in Suffern, New York. The Company expects to finance this expansion and its foreseeable operating and capital needs through internally generated funds.


     At July 30, 1994, the Company had $52,843,000 in marketable securities. The portfolio primarily consists of municipal bonds that can readily be converted to cash if the need arises. The Company does not foresee liquidating any of these investments for operating needs in fiscal 1995. Working capital was $89,051,000 at July 30, 1994. In addition, the Company has available $75,000,000 in unsecured lines of credit at rates below prime. The Company had no debt outstanding under any of the lines at July 30, 1994. However, borrowings were limited by approximately
     $25 million of outstanding letters of credit.





Inflation


     Inflation has historically had only a minor effect on the Company' results of operations as the Company has generally been able to maintain its sales prices of merchandise sold. The Company expects this trend to continue in fiscal 1995, with no significant increase in its selling prices planned.



Seasonality


     Though the Company does not consider itself a seasonal business, it has historically experienced substantially lower earnings in its second fiscal quarter than during the other three fiscal quarters. This decline reflects the intense promotional atmosphere that has accompanied the Christmas shopping season in recent years. The Company does not expect this trend to change in fiscal 1995 and anticipates earnings for its second quarter of fiscal 1995 to be significantly less than the other three quarters.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of The Dress Barn, Inc. and subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                   PART III


     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1994 Annual Meeting of Shareholders.


                 Item                               Incorporated from

Item 10. Directors and Executive                 "Election of Directors and
         Officers of the Company                Compensation of Executive
                                                      Officers"

Item 11. Executive Compensation                  "Compensation of Executive
                                                      Officers"

Item 12. Security Ownership of                   "Common Stock Ownership"
         Certain Beneficial
         Owners and Management

Item 13. Certain Relationships                   "Interest of Management
         and Related Transactions                  and Others In Certain
                                              Transactions and Compensation
                                                 of Executive Officers"


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14. (a)(1)  FINANCIAL STATEMENTS                    PAGE NUMBER

    Independent Auditors' Report                             F-1
    Consolidated Balance Sheets                              F-2
    Consolidated Statements of Earnings                      F-3
    Consolidated Statements of Shareholders' Equity          F-4
    Consolidated Statements of Cash Flows                    F-5
    Notes to Consolidated Financial Statements       F-6 to F-11

ITEM 14. (a)(2)  FINANCIAL STATEMENT SCHEDULES

    Schedule I - Marketable Securities                      F-12
    Schedule II - Amounts Receivable from
      Related Parties and Employees                         F-13
    Schedule V - Property, Plant and Equipment              F-14
    Schedule VI - Accumulated Depreciation,
      Depletion and Amortization of Property,
      Plant and Equipment                                   F-15
    Schedule X - Supplementary Income Statement
      Information                                           F-16

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 14.(a)(3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(mm), 22 and 24 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                               Incorporated By
                                                                Reference From

3(c)    Amended and Restated Certificate of Incorporation                  (1)

3(e)    Amended and Restated By-laws                                       (1)

3(f)    Amendments to Amended and Restated Certificate of Incorporation    (5)

3(g)    Amendments to Amended and Restated By-laws                         (5)

3(h)    Amendments to Amended and Restated By-Laws                         (6)


                                                               Incorporated By
                                                                Reference From

4.      Specimen Common Stock Certificate                                  (1)

10(a)   1993 Incentive Stock Option Plan                                  (10)

10(b)   Employment Agreement With Burt Steinberg                           (1)

10(c)   Agreement for Issuance of Stock to Michael Palmer                  (1)

10(e)   Agreement for Issuance of Stock to  Arthur Ziluck                  (1)

10(f)   Agreement terminating Agreement for Purchase of Certain Stock
        from Elliot S. Jaffe upon death                                    (6)

10(g)   Agreement terminating Agreement for Purchase of Certain Stock
        from Roslyn S. Jaffe upon death                                    (6)

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

        10(k)   Wilton, CT store                                           (1)

        10(l)   Danbury, CT store                                          (1)

        10(m)   Branford, CT store                                         (1)

        10(n)   Greenwich, CT store                                        (1)

        10(o)   Mt. Kisco, NY store                                        (1)

        10(hh) Norwalk, CT  Dress Barn Woman store                         (8)

        10(ii)  Branford, CT  Dress Barn Woman store                       (8)

10(r)   Amendments to Employment Agreement with Burt Steinberg             (2)

10(s)   Amendment to Stock Purchase Agreement with Michael Palmer          (3)

10(v)   Employment Agreement with Eric Hawn                                (4)

10(w)   Agreement for Advances with Eric Hawn                              (4)

10(z)   Extension of Employment Agreement with Burt Steinberg              (5)

10(aa)  The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan          (5)

                                                               Incorporated By
                                                                Reference From
10(cc)  Employment Agreement with Armand Correia                           (7)

10(dd)  Nonqualified Stock Option Agreement with Armand Correia            (7)

10(ee)  Nonqualified Stock Option Agreement with Michael Palmer            (7)

10(ff)  Nonqualified Stock Option Agreement with Elliot Jaffe              (7)

10(gg)  Nonqualified Stock Option Agreement with Burt Steinberg            (7)

10(jj)  Employment Agreement with David Montieth                           (8)

10(kk)  Employment Agreement with David Jaffe                              (8)

10(ll)  Employment Agreement with Sarah J. Tyson                           (8)

10(mm)  Lease between Dress Barn and  AT&T for                             (9)
        Office and Distribution Space in Suffern, New York

22.     Subsidiaries of the Registrant

24.     Independent Auditors' Consent

(1) The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.

(2) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.

(3) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.

(4) The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.

(5) The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

(6) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.

(7) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.

(8) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.

(9) The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(10) The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.







ITEM 14. (b)  REPORT ON FORM 8-K


     The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 30, 1994.


ITEM 14. (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 22 and 24 which are filed as part of this Report.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       The Dress Barn, Inc.


                                                       by /s/ ELLIOT S. JAFFE
                                                       Elliot S. Jaffe
                                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                            Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe               Chairman of the Board and               10/24/94
                              Chief Executive Officer
                              (Principal Executive Officer)
/s/ ROSLYN S. JAFFE
Roslyn S. Jaffe               Director and Secretary and Treasurer    10/24/94

/s/ BURT STEINBERG
Burt Steinberg                Director and President                  10/24/94
                              and Chief Operating Officer
/s/ MICHAEL PALMER
Michael Palmer                Director                                10/24/94

/s/ KLAUS EPPLER
Donald Jonas                  Director                                10/24/94

/s/ DONALD JONAS
Donald Jonas                  Director                                10/24/94

/s/ EDWARD D. SOLOMON
Edward D. Solomon             Director                                10/24/94

/s/ ARMAND CORREIA
Armand Correia                Chief Financial Officer (Principal      10/24/94
                              Financial and Accounting Officer)





                             INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Dress Barn, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries as of July 30, 1994 and July 31, 1993, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and subsidiaries as of July 30, 1994 and July 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 1994, in conformity with generally accepted accounting principles.

Our audits also comprehended the schedules listed in the index at Item 14(a)(2). In our opinion, such schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


Deliotte & Touche LLP
Stamford, Connecticut
September 23, 1994








F-1



The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
						  July 30,            July 31,
ASSETS                                                1994                1993
Current Assets:
     Cash & cash equivalents                    $6,668,006         $10,054,792
     Marketable securities                      55,321,978          51,023,754
     Merchandise inventories                    79,601,016          73,403,238
     Prepaid expenses and other                  4,237,426           8,100,021
        Total Current Assets                   145,828,426         142,581,805
Property and Equipment:
     Leasehold improvements                     43,173,926          35,013,977
     Fixtures and equipment                     66,026,065          56,058,888
     Computer software                           6,360,151           4,135,985
     Automotive equipment                          251,571             316,408
					       115,811,713          95,525,258
     Less accumulated depreciation
       and amortization                         44,459,195          36,578,447
						71,352,518          58,946,811
Other Assets                                       681,711             857,041
					      $217,862,655        $202,385,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                   $41,700,608         $39,990,472
     Accrued expenses                           13,041,013          15,698,909
     Customer credits                            1,141,523           1,406,987
     Income taxes payable                          894,395           2,009,266
       	Total Current Liabilities               56,777,539          59,105,634
Deferred Income Taxes                            1,887,163           1,277,351
Commitments (Note 6)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                 --                    --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,266,768 and 23,134,662
	       shares, respectively
       Outstanding- 22,261,768 and 22,129,662
	       shares, respectively                    1,161,338            1,156,733
     Additional paid-in capital                13,826,628           12,789,169
     Retained earnings                        149,915,599          133,762,382
     Treasury stock, at cost                   (5,705,612)         (5,705,612)
					                                         159,197,953          142,002,672
					                                        $217,862,655         $202,385,657

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Year Ended

                                   					  July 30,      July 31,      July 25,
					                                         1994          1993          1992

Net sales                             $457,324,621  $419,585,581  $363,089,914

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs      291,937,984   266,867,616   231,829,749
   Selling, general and administrative 141,473,138   125,307,922   109,270,919
   Interest (income) - net              (1,726,717)   (2,338,217)  (3,002,872)

				                                   431,684,405   389,837,321   338,097,796


	Earnings before income taxes           25,640,216    29,748,260    24,992,118

Income taxes                             9,487,000     10,709,000    8,798,000


	Net Earnings                          $16,153,216   $19,039,260   $16,194,118


Earnings per share                           $0.73         $0.86         $0.74


Weighted average shares outstanding     22,177,063    22,019,742    21,805,478

See notes to consolidated financial statements



The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of
Shareholders' Equity
					 Additional                      Total
	     Common Stock      Treasury     Paid-In    Retained  Shareholders'
	  Shares     Amount       Stock     Capital    Earnings         Equity

Balance,July 27, 1991
      21,716,383 $1,136,069 ($5,705,612)  $8,996,479  $98,529,004 $102,955,940
Deferred compensation
	         68,555      3,428                  497,581                   501,009
Employee Stock Purchase Plan activity
	         17,606        881                  262,971                   263,852
Shares issued pursuant to exercise of stock options
	         16,321        816                   90,127                    90,943
Shares issued in connection with purchase
     of JRL Consulting Corp.
       	  28,588      1,429                  331,904                   333,333
Net earnings                                           16,194,118   16,194,118

Balance,July 25, 1992
      21,847,453  1,142,623  (5,705,612)  10,179,062  114,723,122  120,339,195
Tax effect of deferred compensation
					                                        882,151                   882,151
Employee Stock Purchase Plan activity
       	  36,366      1,818                  367,372                   369,190
Shares issued pursuant to exercise of stock options
	        217,255     10,863                1,028,679                 1,039,542
Shares issued in connection with purchase
     of JRL Consulting Corp.
       	  28,588      1,429                  331,905                   333,334
Net earnings                                           19,039,260   19,039,260

Balance,July 31, 1993
      22,129,662  1,156,733 (5,705,612)   12,789,169  133,762,382  142,002,672
Deferred compensation
	         15,000        750                  453,730                   454,480
Employee Stock Purchase Plan activity
	         35,244      1,762                  390,046                   391,809
Shares issued pursuant to exercise of stock options
	         41,862      2,093                  193,683                   195,776
Net earnings                                           16,153,216   16,153,216

Balance,July 30, 1994
      22,221,768 $1,161,338 ($5,705,612) $13,826,628 $149,915,599 $159,197,953




The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

						       Year Ended
				                                       July 30,      July 31,     July 25,
                                    					      1994          1993        1992
Operating Activities:
Net earnings                           $16,153,216   $19,039,260  $16,194,118
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
	equipment                              10,974,527     9,177,014    7,689,825
      Increase (decrease) in
      deferred income taxes                609,812      (711,159)    (124,373)
      Deferred compensation                251,480       331,151      501,009
Changes in assets and liabilities:
      (Increase) in merchandise
      inventories                       (6,197,778)   (7,071,023) (17,904,919)
      Decrease (increase) in
      prepaid expenses                   3,862,595      (616,772)    (480,374)
      Decrease (increase) in other assets  175,330       274,274     (106,978)
      Increase - accounts payable- trade 1,710,136     6,243,082   16,544,765
      (Decrease) increase in
      accrued expenses                  (2,657,896)    2,019,572    3,061,161
      (Decrease) Increase in
      customer credits                    (265,464)      298,906     (654,954)
      (Decrease) increase in
      income taxes payable                (590,059)       62,588     (327,647)
	Total adjustments                       7,872,683    10,007,633    8,197,515

	Net cash provided
	by operating activities                24,025,899    29,046,893   24,391,633

Investing Activities
    Purchases of
    property and equipment             (23,380,234)  (20,071,480) (12,948,881)
    Sales and maturities
    of marketable securities             9,516,454    21,030,349   17,066,624
    Purchases of marketable securities (13,814,678)  (25,990,948) (25,665,328)
    Payment for purchase of JRL Consulting Corp.       -       -     (156,760)
      Net cash used
      in investing activities          (27,678,458)  (25,032,079) (21,704,345)

Financing Activities
    Proceeds from
    Employee Stock Purchase Plan           391,809       369,190      263,852
    Proceeds from stock options exercised  195,776     1,039,542       90,943
      Net cash provided
      by financing activities              587,585     1,408,732      354,795

Net increase (decrease)
in cash and cash equivalents            (3,064,974)    5,423,546    3,042,083
Cash and cash equivalents
- - beginning of period                   10,054,792     4,631,246    1,589,163

Cash and cash equivalents-end of period $6,989,818   $10,054,792   $4,631,246

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes          $9,285,361   $11,357,571   $9,284,177

See notes to consolidated financial statements


                     The Dress Barn, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                       Three Years Ended July 30, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business

          The Dress Barn, Inc. operates a chain of off-price women's apparel stores. The stores, operating principally under the name
          "Dress Barn", offer in-season, moderate to better quality fashion apparel. The Company operates in one business segment.

     Principles of consolidation

          The consolidated financial statements include the accounts of The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

     Merchandise inventories

          Merchandise inventories are valued at the lower of cost, on a first-in, first-out basis, or market as determined by the retail method.

     Property and equipment

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. For income tax purposes, accelerated methods are generally used.

     Income taxes

          The Company changed its method of accounting for income taxes, effective July 26, 1992, to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     Fiscal year

          The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. The fiscal year ended July 31, 1993 consisted of 53 weeks while all other years presented consist of 52 weeks.

     Store preopening costs

          Expenses associated with the opening of new stores are charged to expense as incurred.
                                     F-6


     Marketable securities

          Marketable securities are reported at the lower of cost or market. The fair value of the Company's marketable securities at July 30, 1994 was $55,322,000, which is based on quoted market prices. In May 1993, the Financial Accounting Standards Board ("FASB") issued
          SFAS No. 115,"Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement should not have a material impact on the Company.

     Earnings per share

          Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.


     Cash and cash equivalents

          For purposes of the statement of cash flows, the Company considers its highly liquid overnight investments to be cash equivalents.

     Reclassifications

          Certain amounts in prior year's financial statements have been reclassified for comparative purposes.


2.     ACQUISITION OF JRL CONSULTING CORP.

     In April 1990, the Company purchased all of the assets of JRL Consulting Corp.("JRL"). The purchase price was $2,556,756, payable $400,000 in cash upon closing, $156,760 additional cash paid during Fiscal 1992 and the remainder paid in scheduled installments through August 1992. There are also contingent payments based upon future performance. The fiscal 1993 and 1992 scheduled installments were each paid through the issuance of 28,588 shares of the Company's common stock, which were valued at the fair market value of the stock on the date of closing. There were no payments made during fiscal 1994.


3.     DEBT

     The Company had no long-term debt outstanding at any time during the three years ended July 30, 1994.

     At July 30, 1994 the Company had unsecured lines of credit with three banks totaling $75,000,000, with interest payable at rates below prime. All of the Company's lines of credit contain no significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 30, 1994. However, borrowings were limited by approximately $25 million of outstanding letters of credit.
                                F-7


4.     EMPLOYEE BENEFIT PLANS

     The Company maintains a discretionary profit-sharing plan for eligible employees. Amounts charged to operations for the plan were $575,000, $685,000, and $438,000 for the years ended July 30, 1994, July 31, 1993 and July 25, 1992,  respectively.

     The provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers' Accounting for Postretirement Benefits" do not affect the Company's financial position as the Company does not provide the benefits contemplated by these statements.

5.     INCOME TAXES

     The components of the provision for income taxes are as follows:
                                Year ended
                   July 30,      July 31,          July 25,
                       1994          1993              1992
Federal:
    Current      $7,280,000    $9,027,000        $7,061,000
    Deferred        228,000      (757,000)         (377,000)
                  7,508,000     8,270,000         6,684,000
State:
    Current       1,919,000     2,604,000         2,216,000
    Deferred         60,000      (165,000)         (102,000)

                  1,979,000     2,439,000         2,114,000

                 $9,487,000   $10,709,000        $8,798,000

     Significant components of the Company's deferred tax liabilities and assets as of July 30, 1994 are:
                                                  July 30,        July 31,
                                                      1994            1993
Deferred tax liabilities:
     Depreciation                               $4,646,641      $5,118,111
     Other items                                 3,027,557       1,413,629
       Total deferred tax liabilities            7,674,198       6,531,740
Deferred tax assets:
     Inventory capitalization for tax purposes   2,067,669       2,049,434
     Other items                                 3,719,366       3,204,955
       Total deferred tax assets                 5,787,035       5,254,389

     Net deferred tax liabilities               $1,887,163      $1,277,351

     The net deferred tax liabilities are comprised of approximately $352,000 in state deferred taxes and $1,535,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                      Year ended
                          July 30,     July 31,     July 25,
                              1994         1993         1992

Statutory tax rate           35.0%        34.0%        34.0%
State taxes - net of federal
  benefit                     5.5          5.9          6.1
Other - net                  (3.5)        (3.9)        (4.9)

Effective tax rate           37.0%        36.0%        35.2%


     As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" during the fiscal year ended July 31, 1993. This adoption did not have a material impact on the Company's financial position or results of operations.


6.    COMMITMENTS

     Lease commitments
          The Company leases all its stores and warehouses. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5 year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. In July 1993, the Company entered into a lease for 510,000 square feet of office and distribution space in Suffern, New York. The lease has an initial term of 14 years with three 5 year options to extend the lease.

          A summary of rental expense is as follows:


                                   Year ended
                         July 30,       July 31,        July 25,
                             1994           1993            1992

Base rentals          $42,641,000    $36,804,000     $30,771,000
Percentage rentals         49,000        388,000         375,000
Other occupancy costs  13,796,000     11,237,000       9,283,000

Total                 $56,586,000    $48,429,000     $40,429,000

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 30, 1994:


             Fiscal Year                                  Amount
                1995                              $   41,360,000
                1996                                  35,166,000
                1997                                  28,761,000
                1998                                  21,909,000
                1999                                  15,008,000
           Subsequent years                           44,024,000

           Total future minimum rentals             $186,228,000


     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

     Leases with related parties
          The Company leases seven stores from the Chief Executive Officer or from related trusts. Future minimum rentals under leases with such related parties which extend beyond July 30 1994, included in the above schedule, are approximately $132,000 annually and aggregate $1,587,000. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1994, 1993, and 1992 under these leases amounted to approximately $430,000, $413,000 and $240,000, respectively.


7.    STOCK OPTION PLANS

          The Company's 1983 Incentive Stock Option Plan expired on
          April 4,1993 as far as the ability to grant options. The Company's shareholders approved the 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan. The 1993 Plan provides for the grant of options to purchase up to 1,250,000 shares of common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. The Company's 1987 Non-Qualified Stock Option Plan provides for the grant of options to purchase up to 1,000,000 shares of common stock to key employees. Compensation expense resulting from the issuance of non-qualified options is recognized on a straight-line basis over the term of the option agreement. All options granted under both plans vest over a five year period. As of July 30, 1994, 408,465 of the options issued to date were exercisable.

     The following summarizes the activities in all Stock Option Plans:

                                 Number of     Option Price Range
                                    Shares         (Per share)

Outstanding - July 25, 1992       1,052,206      $ 3.00 - 11.75

      Granted                        25,000        6.00 - 12.50
      Exercised                    (217,255)       3.00 -  9.75
      Canceled                      (36,849)       5.36 -  8.23

Outstanding - July 31,1993          823,102      $ 3.00 - 12.50

      Granted                       528,950       10.53 - 11.25
      Exercised                     (41,862)       5.36 -  8.25
      Canceled                     ( 52,848)       5.36 -  8.38

Outstanding - July 30,1994        1,257,342      $ 3.00 - 12.50


8.    QUARTERLY RESULTS OF OPERATIONS (unaudited)
($000 omitted except per share amounts)

                              Fourth    Third   Second    First
                             Quarter  Quarter  Quarter  Quarter
Year ended July 30, 1994

Net Sales                    $118,186 $112,862 $106,577 $119,700
Gross Profit,
  less occupancy
  and buying costs             41,709   41,925   35,966   45,822
Income Taxes                    1,930    2,530    1,250    3,762
Net Earnings                    3,285    4,307    2,129    6,406
Earnings Per Share            $   .15  $   .19  $   .10  $   .29

                              Fourth    Third   Second    First
                              Quarter  Quarter  Quarter  Quarter
Year ended July 31, 1993

Net Sales                    $120,829  $95,225  $98,583 $104,948
Gross Profit,
  less occupancy
  and buying costs             42,883   35,274   35,456   39,105
Income Taxes                    3,758    1,967    1,864    3,120
Net Earnings                    6,681    3,498    3,314    5,546
Earnings Per Share            $   .30  $   .16  $   .15  $   .25

THE DRESS BARN, INC. AND SUBSIDIARIES
SCHEDULE I
MARKETABLE SECURITIES                                              Amount at
Year end July 30, 1994                                             which each
                                                        								  portfolio of
		                 Number of shares     Cost of   Market value  equity security
Name and issuer    or units-principal     each    of each issue  isuues and each
of each issue        bonds and notes      issue     at balance   other security
                                          						       sheet    issues carried
                                        						         date      in the balance
						                                                           		   sheet

Municipal Bonds           44,320,000   $48,091,367   $46,407,065  $46,407,065
Govt Income Securities Fund
                     			     194,261     1,878,032     1,674,531    1,674,531
Overnight Tax Exempt Funds 7,240,382     7,240,382     7,240,382    7,240,382



TOTAL                                  $57,209,781   $55,321,978  $55,321,978



THE DRESS BARN, INC. AND SUBSIDIARIES
SCHEDULE II
AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS
AND EMPLOYEES (OTHER THAN RELATED PARTIES)



        	 Balance at                   Deductions      Balance at end of period
Name of   beginning              Amounts      Amounts
Debtor    of period  Additions  Collected  Written off   Current   Not current

Year ended July 30, 1994

Eric Hawn (1)
          $160,265      $16,250        -      $53,422        -      $123,094

Armand Correia (2)
       	   100,000           -         -       15,000        -        85,000


Year ended July 31, 1993

Eric Hawn (1)
       	   229,937       -         16,250      53,422        -       160,265

Armand Correia (2)
              		 0     100,000       -               -       -       100,000


Year ended July 25, 1992

Eric Hawn
       	  291,859       16,250     24,750     53,422        -       229,937



(1) As of July 30, 1994, balance consisted of interest bearing secured advances of $106,844 related to tax liabilities resulting from the issuance of common stock on June 10, 1986 and a $16,250 interest bearing loan for additional income taxes . The Company has agreed to forgive the interest on the advances as it accrues on an annual basis.


(2) As of July 30, 1994, balance consisted of interest bearing secured advances of $85,000 related to moving expenses incurred in 1993. The Company has agreed to forgive the interest on the advances as it accrues and principal in lieu of a salary increase on an annual basis.




THE DRESS BARN, INC. AND SUBSIDIARIES
SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT

                   			    Balance at                             Balance at
                   			     beginning    Additions                    end of
			                        of period     at cost    Retirements      period
Classification

Year ended July 30, 1994
   Leasehold improvements   $35,013,977  $9,750,807  $1,590,858   $43,173,926
   Fixtures and equipment    56,058,888  13,101,524   3,134,347    66,026,065
   Computer software          4,135,985   2,674,270     450,104     6,360,151
   Automotive equipment         316,408      15,500      80,337       251,571
                     			     95,525,258  25,542,101   5,255,646   115,811,713
Year ended July 31, 1993
   Leasehold improvements    27,251,655   8,774,268   1,011,946    35,013,977
   Fixtures and equipment    44,231,584  12,603,138     775,834    56,058,888
   Computer software          3,645,208     490,777         0       4,135,985
   Automotive equipment         539,706      31,415     254,713       316,408
			                          75,668,153  21,899,598   2,042,493    95,525,258
Year ended July 25, 1992
   Leasehold improvements    23,450,177   5,372,598   1,571,120    27,251,655
   Fixtures and equipment    36,081,601   8,817,153     667,170    44,231,584
   Computer software          3,086,015     638,713      79,520     3,645,208
   Automotive equipment         587,197      29,219      76,710       539,706
			                         $63,204,990 $14,857,683  $2,394,520   $75,668,153



THE DRESS BARN, INC. AND SUBSIDIARIES
SCHEDULE VI
ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                   			     Balance at                             Balance at
			                         beginning     Additions                  end of
			                         of period      at cost   Retirements     period
Classification

Year ended July 30, 1994
   Leasehold improvements   $13,660,711   $3,978,703   $ 671,379   $16,968,035
   Fixtures and equipment    20,407,647    6,940,402   2,906,463    24,441,586
   Computer software          2,302,555    1,009,131     450,104     2,861,582
   Automotive equipment         207,534       41,049      60,591       187,992
                     			     36,578,447   11,969,285   4,088,537    44,459,195
Year ended July 31, 1993
   Leasehold improvements    10,747,055    3,309,635     395,979    13,660,711
   Fixtures and equipment    15,285,793    5,737,601     615,747    20,407,647
   Computer software          1,566,059      736,496       0         2,302,555
   Automotive equipment         350,235       56,560     199,261       207,534
			                          27,949,142    9,840,292   1,210,987    36,578,447
Year ended July 25, 1992
   Leasehold improvements     8,456,910    2,754,322     464,177    10,747,055
   Fixtures and equipment    11,328,762    4,624,201     667,170    15,285,793
   Computer software            978,318      667,261      79,520     1,566,059
   Automotive equipment         314,378       84,380      48,523       350,235
                     			    $21,078,368   $8,130,164  $1,259,390   $27,949,142



THE DRESS BARN, INC. AND SUBSIDIARIES
SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION



                         			       Charges to costs and expenses for
                                   			   the fiscal period ending
			                                 July 30,      July 31,      July 25,
                                 				   1994          1993          1992


Maintenance and repairs          $10,035,726    $8,370,130    $6,704,837

Depreciation and amortization
      of intangible assets             *            *              *

Taxes, other than payroll
      and income taxes                 *            *              *

Royalties                              *            *              *

Advertising costs                 6,151,954      5,684,618     5,229,761


*  Less than 1% of total revenue



                                   EXHIBIT 22
                               THE DRESS BARN, INC.

                         SUBSIDIARIES OF THE REGISTRANT
                                 (All 100% Owned)



                                                        State of
         Subsidiary                                Incorporation

D.B.I., Inc. (*)                                        Delaware

D.B.R., Inc.                                            Delaware

The Dress Barn, Inc. of
New Hampshire, Inc. (**)                           New Hampshire

Raxton Corp. (**)                                  Massachusetts

JRL Consulting Corp.                                  New Jersey

D.B.X. Inc.                                             New York




(*) Merged into D.B.R., Inc. in May 1991

(**) Inactive Subsidiary

                                    F-17



                                  EXHIBIT 24




                        INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in registration statement Nos. 33-16857 and 33-17488 (on Form S-8) and 33-16856 (on Form S-3) of our report, dated September 23, 1994 on the consolidated financial statements of The Dress Barn, Inc. and subsidiaries in the Annual Report on Form 10-K for the year ended July 30, 1994.





Deliotte & Touche LLP
Stamford, Connecticut
September 23, 1994

















F-18