Form 10-Q
DRESS BARN INC
filed 1995-03-31
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended      October 29, 1994
OR
    	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

	Commission file number    0-11736

                         The Dress Barn, Inc
     		Exact name of registrant as specified in its charter)

    Connecticut                                                     06-0812960
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

30 Dunnigan Drive, Suffern, New York                                   10901
(Address of principal executive offices)                            (Zip Code)

                           (914) 369-4500
    	(Registrant's telephone number, including area code)


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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

.05 par value	22,240,050 shares on December 7, 1994


Page 1 of 9


THE DRESS BARN, INC. AND SUBSIDIARIES


INDEX

                                                             			Page
                                                          			  Number

Part I.  FINANCIAL INFORMATION:

	Item 1.	Financial Statements:

 		Consolidated Balance Sheets
		October 29, 1994 (unaudited)
		and July 30, 1994	                                             I-3

		Consolidated Statements of Earnings
		(unaudited) for the Thirteen weeks
		ended October 29, 1994 and October
		30, 1993	                                                      I-4

		Consolidated Statements of Cash Flows
		(unaudited) for the Thirteen weeks
		ended October 29, 1994 and October
		30, 1993	                                                      I-5

		Notes to Consolidated Financial
		Statements (unaudited)	                                        I-6

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results
		of Operations	                                             I-7 and I-8


Part II. OTHER INFORMATION:

	Item 1.	Legal Proceedings	                                       *

	Item 2.	Changes in Securities	                                   *

	Item 3.	Defaults Upon Senior Securities	                         *

	Item 4.	Submissions of Matters to a Vote
		of Security Holders	                                            *

	Item 5.	Other Information	                                       *

	Item 6.	Exhibits and Reports on Form 8-K	                      I-9


*	Not applicable in this filing.

                                     I - 2



The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
    		                                   October 29,	         July 30,
ASSETS		                                        1994              1994
Current Assets:		                         (unaudited)
     Cash & cash equivalents		            $8,463,769      		$6,668,006
     Marketable securities	              	56,774,722      		55,321,978
     Merchandise inventories	            	92,936,232      		79,601,016
     Prepaid expenses and other	          	3,323,584 		      4,237,426
        Total Current Assets		           161,498,307 		    145,828,426
Property and Equipment:
     Leasehold improvements		             45,197,702 		     43,173,926
     Fixtures and equipment		             71,163,158 		     66,026,065
     Computer software		                   6,389,809 		      6,360,151
     Automotive equipment		                  236,291 		        251,571
                                       		122,986,960 		    115,811,713
     Less accumulated depreciation
       and amortization		                 47,789,815 	     	44,459,195
                                        		75,197,145 		     71,352,518
Other Assets		                               677,633 		        681,711
		                                      $237,373,085 		   $217,862,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade		           $47,646,467 		    $41,700,608
     Accrued expenses		                   13,606,717 		     13,041,013
     Customer credits		                    1,052,330 		      1,141,523
     Income taxes payable		                3,841,742 		        894,395
        Total Current Liabilities		       66,147,256 		     56,777,539
Deferred Income Taxes		                    1,966,163 		      1,887,163
Long Term Debt		                           3,500,000 		         --
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none		          --		              --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,245,050 and 23,226,768
               shares, respectively
       Outstanding- 22,240,050 and 22,221,768
               shares, respectively		     1,162,252 		       1,161,338
     Additional paid-in capital	        	13,995,136 		      13,826,629
     Retained earnings		                156,307,890 		     149,915,598
     Treasury stock, at cost		           (5,705,612)		      (5,705,612)
                                      		165,759,666 		     159,197,953
                                     		$237,373,085 		    $217,862,655



The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings

                                           		Thirteen Weeks Ended

                                       		October 29,	      	October 30,
                                              		1994 		            1993

Net sales		                             $130,075,923 		    $119,700,127

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs		       80,863,827 		      74,678,447
   Selling, general and administrative		  39,566,423 		      35,482,241
   Interest (income) - net		                (500,618)		        (628,515)

		                                       119,929,632 		     109,532,173


        Earnings before income taxes		    10,146,291 	    	  10,167,954

Income taxes		                             3,754,000 		       3,762,000


        Net Earnings		                    $6,392,291 		      $6,405,954


Earnings per share		                           $0.29 		           $0.29


Weighted average shares outstanding       22,235,042       		22,147,034




The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                             		Thirteen Weeks Ended

	                                        	October 29,       October 24,
		                                               1994 		           1993
Operating Activities:
Net earnings		                             $6,392,291 		     $6,405,954
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment		                         3,134,700 		      2,582,400
      Increase in deferred income taxes		     400,812 		        395,149
      Deferred compensation		                  51,150 		         78,700
Changes in assets and liabilities:
      Increase in merchandise inventories	(13,335,216)      (11,709,424)
      Decrease in prepaid expenses		          913,842 		      1,209,334
      Decrease in other assets		                4,078 		         36,423
      Increase in accounts payable- trade		 5,945,859 		      3,805,679
      Increase (decrease) in accrued expenses	565,704 		       (885,550)
      Decrease in customer credits		          (89,193)		        (61,912)
      Increase in income taxes payable		    2,625,535 		      3,101,085
        Total adjustments		                   217,271 		     (1,448,116)

        Net cash provided by
                  operating activities      6,609,562 		      4,957,838

Investing Activities:
    Purchases of property and equipment		  (6,979,327)		     (5,288,478)
    Sales and maturities of
     marketable securities		                5,626,198 		      7,908,197
    Purchases of marketable securities		   (7,078,942)		     (8,536,597)
     Net cash used in investing activities (8,432,071)		     (6,429,091)

Financing Activities:
    Proceeds from long term debt		          3,500,000 		          --
    Proceeds from Employee Stock Purchase Plan	99,006 		        102,501
    Proceeds from stock options exercised		    19,266 		         47,238
      Net cash provided by
                 financing activities		     3,618,272 		        149,739

Net increase (decrease) in
       cash and cash equivalents		          1,795,763 		       (809,301)
Cash and cash equivalents-
       beginning of period		                6,668,006 		     10,054,792
Cash and cash equivalents- end of period	 	$8,463,769 		     $9,245,491

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes	             	$694,968 		     $1,022,587

See notes to consolidated financial statements (unaudited)
		                                    I - 5



THE DRESS BARN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.  Financial Statements

	The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's July 30, 1994 Annual Report to Shareholders.

	The results of operations for the period ended October 29, 1994, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

	Certain reclassification have been made to prior year's financial statements to conform with the current year's presentation.







                                          I - 6


THE DRESS BARN, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

	The Company's net sales reflect the results of 727 stores in operation at October 29, 1994 as compared with 664 at October 30, 1993. During the 13 weeks ended October 29, 1994, the Company opened 48 stores and closed 9 for a net addition of 39 stores during the quarter.

	Net sales for the thirteen weeks ended October 29, 1994 increased 8.6% compared to last year's first quarter. This increase was due to the increased number of stores open during the full fiscal period this year versus last year. Comparable store sales fell 1.0% for the period.

	Gross profit less occupancy and buying costs as a percentage of net sales increased to 37.8% from 37.6% last year for the thirteen week period. This increase was due to improved initial margins, which more than offset the increase in markdowns as a percent of sales this year versus last year.

	Selling, general and administrative expenses as a percentage of net sales increased to 30.4% in 1994 versus 29.6% in last year's first quarter.
This increase in SG&A expenses reflected no leverage as a result of the decrease in comparable store sales for the quarter. Increased expenditures for store payroll, advertising, supplies and maintenance and repairs were the primary factors in the increase.

	Interest income for the quarter decreased to $500,618 this year versus $628,515 in last year's first quarter as the increase in funds available for short term investment was accompanied by a decline in the market value of the municipal bond portfolio.

	The effective tax rate for the thirteen weeks ended October 29, 1994 was 37.0%, the same as the effective rate for the fiscal year ended
July 30, 1994.

	As a result of the above factors, net earnings for the quarter ended October 29, 1994 were $6,392,291, a decrease of $13,663 or 0.2% versus the $6,405,954 earned for the same period a year earlier.

I - 7


THE DRESS BARN, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

	At October 29, 1994, the Company had working capital of $95,351,000 and three bank credit lines totaling $76,500,000 without any outstanding borrowings. The Company has long-term debt for the first time - a $3.5 million below-market interest rate loan from New York State to help finance the move to Suffern. Capital expenditures during the quarter utilized internally generated funds.

I - 8



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