Form 10-Q
period 1995-04-29
DRESS BARN INC
filed 1995-06-13
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q
 (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended      April 29, 1995
                                   OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to

        Commission file number    0-11736

                           The Dress Barn, Inc.
         (Exact name of registrant as specified in its charter)

          Connecticut                                        06-0812960
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                  30 Dunnigan Drive, Suffern New York              10901
                (Address of principal executive offices)        (Zip Code)

                              (914) 369-4500
          (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No   X

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        .05 par value   22,302,369 shares on June 9, 1995
                           Page 1 of 10


                THE DRESS BARN, INC. AND SUBSIDIARIES

                                INDEX

                                                                     Page
                                                                     Number

Part I.  FINANCIAL INFORMATION:

        Item 1. Financial Statements:

                Consolidated Balance Sheets
                April 29, 1995 (unaudited)
                and July 30, 1994                                      I-3

                Consolidated Statements of Earnings
                (unaudited) for the Thirteen and
                Thirty-nine weeks ended
                April 29, 1995 and April 30, 1994                 I-4 and I-5

                Consolidated Statements of Cash Flows
                (unaudited) for the Thirty-nine weeks
                ended April 29, 1995 and April
                30, 1994                                                I-6

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

        Item 3. Defaults Upon Senior Securities                           *

        Item 4. Submission of Matters to a Vote
                of Security Holders                                       *

        Item 5. Other Information                                         *

        Item 6. Exhibits and Reports on Form 8-K                        I-10

*       Not applicable in this filing.

                                   I - 2


The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                  April 29,          July 30,
ASSETS                                                1995               1994
Current Assets:         (unaudited)             (unaudited)
     Cash & cash equivalents                    $7,391,183         $6,668,006
     Marketable securities                      57,615,222         55,321,978
     Merchandise inventories                   106,699,968         79,601,016
     Prepaid expenses and other                  5,415,712          4,237,426
        Total Current Assets                   177,122,085        145,828,426
Property and Equipment:
     Leasehold improvements                     48,587,970         43,173,926
     Fixtures and equipment                     78,588,227         66,026,065
     Computer software                           6,982,330          6,360,151
     Automotive equipment                          255,237            251,571
                                               134,413,764        115,811,713
Less accumulated depreciation
       and amortization                         54,772,538         44,459,195
                                                79,641,226         71,352,518
Other Assets                                       647,451            681,711
                                              $257,410,762       $217,862,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                   $62,232,883        $41,700,608
     Accrued expenses                           12,077,213         13,041,013
     Customer credits                            1,529,593          1,141,523
     Income taxes payable                        2,496,105            894,395
        Total Current Liabilities               78,335,794         56,777,539
Deferred Income Taxes                            2,057,163          1,887,163
Long Term Debt                                   3,500,000              --
Committments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none             --                      --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,281,640 and 23,226,768
               shares, respectively
       Outstanding- 22,276,640 and 22,221,768
               shares, respectively              1,164,082          1,161,338
     Additional paid-in capital                 14,326,122         13,826,629
     Retained earnings                         163,733,213        149,915,598
     Treasury stock, at cost                    (5,705,612)        (5,705,612)
                                               173,517,805        159,197,953
                                              $257,410,762       $217,862,655



The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings- Third Quarter
Unaudited



                                                    Thirteen Weeks Ended
                                                 April 29,          April 30,
                                                      1995               1994

Net sales                                     $123,540,622       $112,861,564

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs               76,824,115          70,712,996
   Selling, general and administrative          39,075,129          35,601,291
   Interest (income) - net                        (301,722)           (289,683)

                                               115,597,522         106,024,604


        Earnings before income taxes             7,943,100           6,836,960

Income taxes                                     2,941,000           2,530,000


        Net Earnings                            $5,002,100          $4,306,960


Earnings per share                                   $0.22               $0.19


        Weighted average shares outstanding     22,274,692          22,191,562


See notes to consolidated financial statements (unaudited)



The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings- Nine Months
Unaudited



                                                    Thirty Nine Weeks Ended
                                                 April 29,          April 30,
                                                      1995               1994

Net sales                                     $370,277,044       $339,138,450

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs              233,023,767        215,501,156
   Selling, general and administrative         116,599,415        104,746,383
   Interest (income) - net                      (1,279,752)        (1,493,386)

                                               348,343,430        318,754,153


        Earnings before income taxes            21,933,614         20,384,297

Income taxes                                     8,116,000          7,542,000


        Net Earnings                           $13,817,614        $12,842,297


Earnings per share                                   $0.62              $0.58


        Weighted average shares outstanding     22,254,281         22,167,310


See notes to consolidated financial statements (unaudited)


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited


                Thirty-Nine Weeks Ended
                                                 April 29,          April 30,
                                                      1995               1994
Operating Activities:
Net earnings                                   $13,817,614        $12,842,297
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                9,721,800          7,762,200
      Increase (decrease) in
              deferred income taxes                170,000           (158,000)
      Deferred compensation                        151,200            236,200
Changes in assets and liabilities:
      Increase in merchandise inventories      (27,098,952)       (10,077,218)
      (Increase) decrease in prepaid expenses   (1,178,286)         2,253,823
      Decrease in other assets                      34,260            127,708
      Increase-accounts payable- trade          20,532,275         14,562,225
      (Decrease) in accrued expenses              (963,800)        (1,407,599)
      Increase in customer credits                 388,070            367,113
      Increase(decrease)in income taxes payable  1,601,710         (1,742,889)
        Total adjustments                        3,358,277         11,923,563

Net cash provided by operating activities       17,175,891         24,765,860


Investing Activities
    Purchases of property and equipment        (18,010,508)       (17,539,900)
    Sales and maturities of
      marketable securities                    (18,544,398)       (14,358,078)
    Purchases of marketable securities          16,251,154         13,814,678
      Net cash used in investing activities    (20,303,752)       (18,083,300)


Financing Activities
    Proceeds from long term debt                 3,500,000               --
    Proceeds from Employee Stock Purchase Plan     297,345            295,268
    Proceeds from stock options exercised           53,693            156,145
      Net cash provided by financing activities  3,851,038            451,413


Net increase in cash and cash equivalents          723,177          7,133,973
Cash and cash equivalents- beginning of period   6,668,006         10,054,792
Cash and cash equivalents- end of period        $7,391,183        $17,188,765


Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                  $6,291,605        $10,054,792

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

        The results of operations for the period ended April 29, 1995, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

        Certain reclassification have been made to prior year's financial statements to conform with the current year's presentation.


                                 I - 7



                 THE DRESS BARN, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The Company's net sales reflect the results of 764 stores in operation at April 29, 1995 as compared with 683 at April 30, 1994. During the thirty-nine weeks ended April 29, 1995, the Company opened 98 stores and closed 22 for a net addition of 7 stores during the nine month period.

        The following summarizes the financial results for the thirteen and thirty-nine week periods ended April 29, 1995 versus the comparable periods last year:

                          Third Quarter                     Nine Months
                   % Change         % of Sales     % Change         % of Sales
                   from L/Y        T/Y     L/Y     from L/Y        T/Y     L/Y

Net Sales              9.5%                            9.2%
Gross Profit, less
   Occupancy & Buying 10.8%       37.8%   37.3%       11.0%       37.1%   36.5%
Selling, General and
   Admin. Expenses     9.8%       31.6%   31.5%       11.3%       31.5%   30.9%
Operating Income      16.7%        6.2%    5.8%        9.3%        5.6%    5.6%
Interest Income        4.1%        0.2%    0.3%      -14.3%        0.3%    0.4%
Income Taxes          16.2%        2.4%    2.2%        7.6%        2.2%    2.2%
Net Income            16.1%        4.0%    3.8%        7.6%        3.7%    3.8%

        Net sales increased due to the increased number of stores open during both fiscal periods this year versus last. The increases were reduced by declines in comparable store sales of 2% for both the three and nine month periods.

        Gross profit less occupancy and buying costs as a percentage of sales for the third quarter and nine month periods increased primarily due to higher initial margins, which offset increased markdowns and increased occupancy costs from new stores.

        Selling, general and administrative expenses as a percentage of sales for the both the third quarter and nine month periods increased as no leverage was achieved as a result of the decrease in comparable store sales for the quarter. Despite the minimal increase as a percent of sales in the third quarter, average expenses per store were less than last year. This resulted from the Company's continued focus on expense controls. The increase as a percent of sales in the nine month period was the result of increased expenditures for store payroll, advertising, supplies and maintenance and repairs.

        Interest income decreased in the nine month period and marginally increased in the third quarter as the increase in funds available for short term investment was offset by a decline in the market value of the municipal bond portfolio.

        The effective tax rate for the thirty-nine weeks ended April 29, 1995 was 37.0%, the same as the effective rate for the fiscal year ended July 30, 1994.

                                  I - 8




              THE DRESS BARN, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources

        During the nine months ended April 29, 1995 there was no material change in the Company's liquidity or capital resources. The Company incurred long-term debt for the first time in October 1994 - a $3.5 million below-market interest rate loan from New York State to help finance the move to Suffern. Capital expenditures during the quarter utilized internally generated funds.

        At April 29, 1995, the Company had working capital of $98,786,000 and three bank credit lines totaling $76,500,000 without any outstanding borrowings.



                               I - 9


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


                                   I - 10