Form 10-K
period 1995-07-29
DRESS BARN INC
filed 1995-10-27
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
                                  For the fiscal year ended  July 29,1995

                                                    OR

[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 0-11736

                                THE DRESS BARN, INC.
             (Exact name of registrant as specified in its charter)

Connecticut                                                   06-0812960
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

30 Dunnigan Drive, Suffern, New York                            10901
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:    (914) 369-4500
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to      Common stock - par value $.05 per share
      Section 12(g) of the Act:        ---------------------------------------
      Section 12(g) of the Act:                     (Title of Class)

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


                              Page 1 of Cover Page

As of October 25, 1995, 22,380,430 shares of common stock were outstanding. The aggregate market value of the shares of common stock (based upon the closing price on October 24, 1995 on NASDAQ) of The Dress Barn, Inc. held by non-affiliates was approximately $149,800,900. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 7,016,235 shares beneficially owned by Directors and Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 11, 1995 are incorporated into Parts I and III of this Form 10-K.



                              Page 2 of Cover Page

                                     PART I
ITEM 1.  BUSINESS

General

         As of July 29, 1995, The Dress Barn, Inc. (the "Company", which includes, unless otherwise noted, its subsidiaries and predecessor) operated a chain of 766 women's discount specialty apparel stores utilizing three merchandising formats : Dress Barn ("DB"), Dress Barn Woman ("DBW") and DB/DBW Combination stores ("Combos"). The Company discontinued the SBX format, which primarily emphasized casual apparel, in fiscal 1995, integrating the SBX stores into the Dress Barn format. Dress Barn stores operate primarily under the names "Dress Barn" and "Westport Ltd.". DBW stores mostly operate as "Dress Barn Woman" or "Westport Woman".
As of July 29, 1995, there were 578 Dress Barn stores, 106 DBW stores and 82 Combos.

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

         The Dress Barn stores carry Junior and Misses sizes, while the DBW stores feature larger sizes of styles similar to those found in the DB stores. The Combo locations, with an average size of 8,000 square feet, carry both DB and DBW merchandise. The Company's Combo units have many cost and merchandising efficiencies. The Company has accelerated the expansion of its Combo format by opening new Combo locations and expanding existing DB locations and converting them to the Combo format. Most of the Company's new locations planned for fiscal 1996 will be Combos.

Expansion and Store Openings

      The Company has been in business since 1962. During the past five years the Company increased its number of stores from 462 in July 1990 to 766 stores open on July 29, 1995. During fiscal 1995, the Company opened 108 stores, closed 30 for a net increase of 78 locations for the fiscal year. The 1995 openings included 8 new DBW freestanding locations as well as 36 Combos. Subsequent to July 29, 1995, the Company has opened 17 Combos, 4 DBW stores and 1 Dress Barn store. The Company since year end has closed 12 stores, with a total of 776 stores in operation as of October 25, 1995.

Merchandise and Marketing

     All of the Company's stores sell only first-quality current merchandise, with approximately 60% of the merchandise sold featuring nationally recognized name brands through the offerings of domestic fashion vendors. Over half of the Company's sales volume is sportswear, with the remainder consisting of dresses, suits, blazers and accessories. DB and DBW are organized as separate divisions, each with a separate merchandising staff to focus on its individual merchandise styles.

     In addition to nationally recognized name brand labels, the Company's stores offer private label merchandise. This merchandise, which is also first quality, is typically imported or manufactured domestically under contract to the Company and is concentrated in basic lines where quality, price and fashion are more important than brand names. While such private label merchandise is both less expensive for the customer and more profitable for the Company, the Company believes that brand name apparel at discount prices continues to attract its customers.

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

     The Company's stores provide a high degree of customer service, including personal sales assistance by Company employees and an attended dressing room area with individual dressing rooms. The Company's stores are designed and maintained to project an attractive, quality image. Exteriors carry a distinctive logo for ease of identification. Interiors feature department store type fixtures and carpeting and premium quality lighting. Merchandise is attractively displayed and arranged by department such as sportswear, dresses and suits. Well known designer and brand names are prominently displayed.

     The Company uses mainly print advertising that emphasizes current fashion apparel at discount prices. The Company experimented with television and radio advertising in fiscal 1995 in selected Northeast markets. In fiscal 1994, the Company introduced its own Dress Barn private label credit card program, which as of October 1995 had over 500,000 cardholders.

Store Locations

     As of July 29, 1995 the Company was operating 766 stores in 43 states and the District of Columbia, primarily in suburban strip shopping centers and outlet malls and strip centers. The Company`s outlet stores are more productive and profitable than the average strip center store, and cost less to own and operate. Nearly all of the Company's stores occupy between 3,500 and 5,000 square feet of selling space, except the Combos which occupy between 7,500 and 10,000 square feet.

     The table on the following page indicates the states in which the stores operating on July 29, 1995 were located:

Stores Open At July 29, 1995:
Location ................................           DB          DBW        Combo
-----------------------------------------          ---          ---          ---
Alabama .................................            6          --             3
Arizona .................................           12            1            1
Arkansas ................................            1          --             1
California ..............................           35            7            5
Colorado ................................            6            1            1
Connecticut .............................           25            5            4
District of Columbia ....................          --           --             1
Delaware ................................            4            1            1
Florida .................................           22            2            5
Georgia .................................           22            4            2
Idaho ...................................            1            1            1
Illinois ................................           27            3            5
Indiana .................................           12            1            1
Kansas ..................................            4            1          --
Kentucky ................................            4            2            1
Louisiana ...............................            2          --             1
Maine ...................................            5            1          --
Maryland ................................           17            2            4
Massachusetts ...........................           33            4            5
Michigan ................................           29            5            3
Minnesota ...............................            4          --             2
Mississippi .............................            1          --           --
Missouri ................................            8            2            2
Nebraska ................................            2          --           --
Nevada ..................................            4            1            1
New Hampshire ...........................            6            1            1
New Jersey ..............................           43           13            3
New Mexico ..............................            1          --             1
New York ................................           56            7            4
North Carolina ..........................           26            8            3
Ohio ....................................           17            2            2
Oklahoma ................................            2          --           --
Oregon ..................................            3            2          --
Pennsylvania ............................           43           10            8
Rhode Island ............................            1          --           --
South Carolina ..........................           15            2          --
Tennessee ...............................           12            3            4
Texas ...................................           21            3            4
Utah ....................................            4            2          --
Vermont .................................            2          --           --
Virginia ................................           30            6          --
Washington ..............................            3            1          --
West Virginia ...........................            1          --             1
Wisconsin ...............................            6            2            1
Total ...................................          578          106           82
                                                   ---          ---          ---

The following table indicates the type of shopping facility in which the stores are located:


                                                     DB       DBW      Combo
      Type of Facility                              Stores    Stores    Stores
Strip Shopping Centers ...........................   343        47        23
Outlet Malls and Strip Centers ...................   151        50        49
Free Standing, Downtown and Enclosed Malls .......    84         9        10

Total ............................................   578       106        82
                                                     ---       ---       ---

      During the fiscal year ended July 29, 1995, no store accounted for as much as 1% of the Company's total sales.

Purchasing and Distribution

     The Company utilizes a buying organization that parallels those used by most large specialty store chains. Purchasing is conducted on a departmental basis for each of the DB and DBW divisions by the Company's staff of buyers and assistant buyers supervised by the President and six Merchandise Managers. To support its current and future expansion plans the Company has continued to expand its buying staff. The Company also utilizes the services of independent buying representatives in New York and overseas.

     The Company has in the past always been able to purchase sufficient quantities of first-quality brand name merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company obtains its brand name merchandise from approximately 350-450 vendors and its private label merchandise from approximately 20 vendors. No vendor accounted for as much as 5% of the Company's purchases in the fiscal year ended July 29, 1995.

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

      Approximately 45% of the Company's sales are for cash and checks. The balance is credit card sales. The Company's stores accept Visa, MasterCard, American Express and Discover credit cards. In February 1994, the Company introduced its own Dress Barn private label credit card. As with the other credit cards, the Company assumes no credit risk with respect to its Dress Barn card but pays a percentage of sales as a service charge. The Company has a chain-wide policy of cash refunds within 14 days of purchase and upon presentation of a register receipt; additionally the customer still has the option of receiving a credit redeemable at a later date.

      None of the Company's stores or departments are franchised or operated by others. Each store has a manager who reports to a District Sales Manager, who is in charge of between 8 and 10 stores. District Sales Managers generally visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures. In turn, to further maintain centralized control, there are 10 Regional Sales Managers who are each responsible for approximately 9 District Sales Managers.

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

      The Company has a point of sale register system with price look up and ticket scanning. The Company continues to enhance its systems to provide instant access to sales information, increase productivity and improve customer service.

      Each store has an attended dressing room area and generally one cash register, which is constantly attended. These practices serve a security as well as a service function. The Company utilizes article surveillance security tag systems where they are cost justified. The Company's inventory shrinkage rate is within industry norms.

Trademarks

     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes the following trademarks are materially important to its business:

         Trademark ....                                        Registration Date
         Dress Barn ...                                        March 5, 1985
         Westport, Ltd.                                        August 20, 1985
         Atrium .......                                        March 16, 1993
         Princeton Club                                        April 30, 1985


Employees

     As of July 29, 1995, the Company had approximately 7,000 employees of whom approximately 4,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.

Competition

     The women's retail apparel business continues to be highly competitive. The Company's stores compete with discount stores, off-price stores, women's apparel specialty stores and department stores. Some of the stores with which the Company competes are units of large national or regional chains that have greater financial and other resources than the Company. The women's specialty apparel business has become more difficult. Dress Barn accounts for a small fraction of the total market for women's apparel.

Seasonality

                  Though the Company does not consider its business to be seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter than during the other three fiscal quarters. This decline reflects the intense promotional atmosphere that has accompanied the Christmas shopping season in recent years. The Company does not expect this trend to change in fiscal 1996 and anticipates earnings for its second quarter of fiscal 1996 to be significantly less than the other three quarters.


ITEM 2.  PROPERTIES

          The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table on the following page, covering all stores operated by the Company on July 29, 1995, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                             Total    Expire   Expire
                             Leases    With    Without
  Fiscal Year               Expiring  Option   Option
---------------------------------      ---      ---
      1996                   142       110        32
      1997                   145       127        18
      1998                   113       103        10
      1999                   116        90        26
      2000-2002 ......       181        53       128
2003 and thereafter ..        69        48        21

          Total .......      766       531       235
                             ---       ---       ---

          New store leases generally provide for a base rent of between $12 and $15 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 29, 1995 and excluding locations acquired after July 29, 1995, for the fiscal year ending July 27, 1996, are approximately $47,000,000. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in mall and strip locations.

          A substantial number of store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved. In addition, a number of these leases also provide for such termination at the option of the landlord.
Usually these provisions are operative only during the first few years of the lease.

          The Company leases its executive offices and distribution facilities at 30 Dunnigan Drive in Suffern, New York. This lease expires on April 30, 2007, with three 5 year options to extend the lease. Management believes the Suffern facility should be able to service in excess of 1,500 stores and provide adequate office space for similar expansion in the Company's executive offices.


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


                      Fiscal 1995      Fiscal 1994
                       Bid Prices       Bid Prices
                     High     Low     High      Low
Fiscal Period

First Quarter       $11.13   $8.63   $15.50   $10.50
Second Quarter       11.13    9.25    15.13    10.88
Third Quarter        10.50    9.25    14.00    10.88
Fourth Quarter       10.63    8.75    12.75     8.25


Number of Record Holders

   The number of record holders of the Company's common stock as of October 10, 1995 was approximately 1,900.


Dividend Policy

   The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

                      ITEM 6- SELECTED FINANCIAL DATA

                                   Year Ended

   July 29,         July 30,         July 31,         July 25,         July 27,
      1995             1994          1993(*)             1992             1991


Statement of earnings data:
Net sales ..... 500,836,364  457,324,621  419,585,581  363,089,914  325,412,935
Cost of sales,
including occupancy
and buying      327,165,606  301,153,755  274,433,316  238,061,208  209,896,316
                                                                    -----------

Gross profit    173,670,758  156,170,866  145,152,265  125,028,706  115,516,619

Selling, general and
administrative
expenses        147,316,604  132,257,367  117,742,222  103,039,460   94,771,468
                                                                    -----------

Operating income 26,354,154   23,913,499   27,410,043   21,989,246   20,745,151

Interest
income-net        2,670,331    1,726,717    2,338,217    3,002,872    2,918,882
                                                                    -----------

Earnings before
income taxes ..  29,024,485   25,640,216   29,748,260   24,992,118   23,664,033

Income taxes ..  10,739,000    9,487,000   10,709,000    8,798,000    8,711,000
                                                                    -----------

Net earnings .. $18,285,485  $16,153,216  $19,039,260  $16,194,118  $14,953,033
                                                                    ===========

Earnings per
share           $      0.82  $      0.73  $      0.86  $      0.74  $      0.68


Weighted average
shares
outstanding
shares           22,266,091   22,177,063   22,019,742   21,805,478   21,905,407



Balance sheet data:
Working capital $103,309,912  $89,050,887  $83,476,171  $73,477,379  $61,917,864
Total assets .. $243,521,055 $217,862,655 $202,385,657 $173,360,191 $137,634,744
Long-term debt   $ 3,500,000         --           --           --           --
Shareholders'
equity          $178,937,938 $159,197,953 $142,002,672 $120,339,195 $102,955,940


Percent of net sales:
Cost of sales, including
occupancy and buying   65.3%        65.9%        65.4%        65.6%        64.5%
Gross profit ..        34.7%        34.1%        34.6%        34.4%        35.5%
Selling, general and
administrative expense 29.4%        28.9%        28.1%        28.4%        29.1%
Operating income        5.3%         5.2%         6.5%         6.1%         6.4%
Net earnings ..         3.7%         3.5%         4.5%         4.5%         4.6%

Certain reclassifications have been made to fiscal 1994 and prior years' data to conform with the curent year's presentation.

(*) Consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Net Sales


                  Net sales increased 9.5% in fiscal 1995 as compared to fiscal 1994 and 9.0% in fiscal 1994 as compared to fiscal 1993. Fiscal 1993 was a 53 week year versus 52 weeks for fiscal 1995 and 1994. The sales increases in both fiscal years resulted from the 78 (net) stores added during fiscal 1995 and the 47 (net) stores added during fiscal 1994. Comparable store sales decreased 1.4% in fiscal 1995 and 1.2% in fiscal 1994 versus the prior year. Units sold per store decreased in fiscal 1995 from fiscal 1994, but the sales price of the average unit sold remained approximately the same as last year.



Cost of Sales (Cost of Goods Sold, Including Buying and Occupancy Costs ("CGS"))


                  CGS increased 8.6% in fiscal 1995 and 9.7% in fiscal 1994 as compared to the prior fiscal years, primarily as a result of the increases in sales. As a percentage of net sales, CGS was 65.3% in fiscal 1995, 65.9% in fiscal 1994 and 65.4% in fiscal 1993. The percentage decrease from fiscal 1994 to fiscal 1995 was due to improved initial margins which offset higher occupancy costs from both new stores and expanded existing stores. The percentage increase from fiscal 1993 to fiscal 1994 was due to the shortfall in sales versus planned levels, which did not offset higher occupancy costs from larger new stores, expanded existing stores and the Company's new headquarters facility.




Selling, General and Administrative Expenses ("SG&A")


                  SG&A increased 11.4% in fiscal 1995 following an increase of 12.3% in fiscal 1994. As a percentage of net sales, SGA was 29.4% in fiscal 1995, 28.9% in fiscal 1994 and 28.1% in fiscal 1993. Continued expense controls were not sufficient to cover the shortfall in sales from planned levels in both fiscal 1995 and fiscal 1994. In addition, the Company incurred $1.2 million in non-recurring and duplicate expenses from its relocation to Suffern in fiscal 1994.

Interest Income


                  Interest  income  increased by $943,614,  or 54.6%,  in fiscal
1995 as compared to fiscal 1994 and decreased by $611,500, or 26.2%, in fiscal 1994 as compared to fiscal 1993. The increase in fiscal 1995 was due to the increase in the market value of the Company's managed municipal bond portfolio (see also Notes 1 and 3 to the Consolidated Financial Statements). This was in contrast to the market value decline in fiscal 1994 that caused the decrease in fiscal 1994's interest income versus fiscal 1993. Also contributing to the decrease in fiscal 1994 and fiscal 1993 was an accounting adjustment to amortize premiums on investment purchases.



Provision for Income Taxes


                  The effective tax rates were 37.0%, 37.0% and 36.0% for fiscal 1995, 1994, and 1993, respectively. The increase in the tax rate in fiscal 1994 reflected the increase in the corporate federal tax rate as specified in the Omnibus Budget Reconciliation Act of 1993 which became effective July 1,1993.


Net Earnings


                  In any period the Company's net earnings depend primarily on the level of sales, the gross profit on those sales and controls over SG&A expenses. The factors that affect the Company's sales and margins include occupancy costs included in CGS, the general retail climate for apparel and competitive factors in general. The Company's fiscal 1995 net earnings were positively impacted by several factors, including the increase in gross margins and interest income, which more than offset the comparable store sales decrease and its effect on SG&A expenses as a percentage of sales. The Company's fiscal 1995 net earnings were negatively impacted by several factors, including a decline in apparel prices, unseasonable weather and increased department store promotions. As a result of all of these factors, net earnings increased by 13.2% to $18,285,000 during fiscal 1995 as compared to fiscal 1994, and decreased 15.2% to $16,153,000 during fiscal 1994 as compared to fiscal 1993. Net earnings as a percentage of net sales were 3.7%, 3.5% and 4.5% in fiscal 1995, 1994 and 1993. The Company's fiscal 1994 net earnings were negatively impacted by several factors, including the comparable store sales decrease and the non-recurring expenses from the relocation to Suffern.

Liquidity and Capital Resources



                  The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening of 358 new stores, the remodeling of existing stores, the continued expansion of its successful Dress Barn Woman and Combo formats and the relocation of its headquarters. Total capital expenditures were $22,027,000, $23,380,000 and $20,071,000 in fiscal 1995, 1994 and 1993, respectively. A total of approximately $15 million of capital expenditures during fiscal 1994 and fiscal 1995 were for the new Suffern facility. In conjunction with the new facility, the Company, in fiscal 1995, accepted a $3.5 million low interest industrial revenue loan from New York State Urban Development Corporation.


                  The  Company's  cash  and  cash   equivalents  and  marketable
securities increased almost $10 million in fiscal 1995 from fiscal 1994. The increase in earnings and the proceeds from the $3.5 million loan accounted for the increase. The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. This has allowed the Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) to improve slightly over the past three years (1.25, 1.17 and 1.17 in the 1995, 1994 and 1993 fiscal years, respectively). In fiscal 1995, merchandise inventories increased a modest $8,444,000 as the Company has continued to keep its inventory levels in line with sales. The Company's net cash provided by operations in fiscal 1995 increased to $27,628,000, as compared to $23,704,000 in fiscal 1994 and $29,047,000 in fiscal 1993. The increase in fiscal 1995 was due to the increase in earnings and favorable income tax cash planning. During this three-year period, the Company has increased its cash and investments by $21,100,000 and financed its expansion and corporate relocation while incurring only $3.5 million in long-term debt.


                  In fiscal 1996 the Company plans to spend approximately $17,500,000 to open approximately 70 additional stores and continue its store remodeling program. The Company expects to finance this expansion and its foreseeable operating and capital needs through internally generated funds.


                  At July 29, 1995, the Company had $64,413,000 in marketable securities. The portfolio primarily consists of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was $103,310,000 at July 29, 1995. In addition, the Company has available $90,000,000 in unsecured lines of credit bearing interest at below the prime rate. The Company had no debt outstanding under any of these lines at July 29, 1995. However, borrowings were limited by approximately $36 million of outstanding letters of credit.

Inflation


                   General inflation has historically had only a minor effect on the Company' results of operations as the Company has generally been able to maintain its sales prices of merchandise sold. The Company expects this trend to continue in fiscal 1996, with no significant increase in its selling prices planned.

                  In the last several years, there has been deflation in the cost of apparel. The Company believes that this deflation has had a modest effect on the Company's net sales.


Seasonality


                  Though the Company does not consider its business to be seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter than during the other three fiscal quarters. This decline reflects the intense promotional atmosphere that has accompanied the Christmas shopping season in recent years. The Company does not expect this trend to change in fiscal 1996 and anticipates earnings for its second quarter of fiscal 1996 to be significantly less than the other three quarters.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III


     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1995 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14. (a)(1)  FINANCIAL STATEMENTS                                PAGE NUMBER

    Independent Auditors' Report ..................                          F-1
    Consolidated Balance Sheets ...................                          F-2
    Consolidated Statements of Earnings ...........                          F-3
    Consolidated Statements of Shareholders' Equity                          F-4
    Consolidated Statements of Cash Flows .........                          F-5
    Notes to Consolidated Financial Statements ....                  F-6 to F-11

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 14.(a)(3) LIST OF EXHIBITS

    The following exhibits are filed as part of this Report and except Exhibits 22 and 24 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                 Incorporated By
                                                                  Reference From

3(c)     Amended and Restated Certificate of Incorporation                   (1)

3(e)     Amended and Restated By-Laws                                        (1)

3(f)     Amendments to Amended and Restated Certificate of Incorporation     (5)

3(g)     Amendments to Amended and Restated By-Laws                          (5)

3(h)     Amendments to Amended and Restated By-Laws                          (6)

                                                                 Incorporated By
                                                                  Reference From

4.       Specimen Common Stock Certificate ..........................      (1)

   10(a) 1993 Incentive Stock Option Plan ...........................     (10)

   10(b) Employment Agreement With Burt Steinberg ...................      (1)

   10(e) Agreement for Issuance of Stock to Arthur Ziluck ...........      (1)

   10(f) Agreement terminating Agreement for Purchase of Certain Stock
         from Elliot S. Jaffe upon death ............................      (6)

   10(g) Agreement terminating Agreement for Purchase of Certain Stock
         from Roslyn S. Jaffe upon death ............................      (6)

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

                  10(k)   Wilton, CT store                                 (1)

                  10(l)   Danbury, CT store                                (1)

                  10(m)   Branford, CT store                               (1)

                  10(o)   Mt. Kisco, NY store                              (1)

                  10(hh) Norwalk, CT  Dress Barn Woman store               (8)

                  10(ii)  Branford, CT  Dress Barn Woman store             (8)

   10(r) Amendments to Employment Agreement with Burt Steinberg .....      (2)

   10(v) Employment Agreement with Eric Hawn ........................      (4)

   10(w) Agreement for Advances with Eric Hawn ......................      (4)

   10(z) Extension of Employment Agreement with Burt Steinberg ......      (5)

   10(aa)The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan ..      (5)

                                                                Incorporated By
                                                                 Reference From
   10(cc)Employment Agreement with Armand Correia ...................      (7)

   10(dd)Nonqualified Stock Option Agreement with Armand Correia ....      (7)

   10(ff)Nonqualified Stock Option Agreement with Elliot Jaffe ......      (7)

   10(gg)Nonqualified Stock Option Agreement with Burt Steinberg ....      (7)

   10(jj)Employment Agreement with David Montieth ...................      (8)

   10(kk)Employment Agreement with David Jaffe ......................      (8)

   10(mm)Lease between Dress Barn and AT&T for ......................      (9)
        Office and Distribution Space in Suffern, New York

     Subsidiaries of the Registrant                                        22

     Independent Auditors' Consent                                         24


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

ITEM 14. (b)  REPORT ON FORM 8-K


    The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 29, 1995.

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

         Signature           Title                                     Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe      Chairman of the Board and                       10/26/95
                       Chief Executive Officer
                    Principal Executive Officer)
/s/ ROSLYN S. JAFFE
Roslyn S. Jaffe    Director and Secretary and Treasurer              10/26/95

/s/ BURT STEINBERG
Burt Steinberg       Director and President                          10/26/95
                  and Chief Operating Officer

/s/ KLAUS EPPLER
Klaus Eppler               Director                                  10/26/95

/s/ DONALD JONAS
Donald Jonas               Director                                  10/26/95

/s/ EDWARD D. SOLOMON
Edward D. Solomon          Director                                  10/26/95

/s/ ARMAND CORREIA
Armand Correia     Chief Financial Officer (Principal                10/26/95
                     Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York

     We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt securities in fiscal 1995.


Stamford, Connecticut
September 20, 1995

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                              July 29,             July 30,
ASSETS                                            1995                 1994

Current Assets:
Cash & cash equivalents ...........         $ 7,378,747         $ 6,668,006
Marketable securities (Note 3) ....          64,412,660          55,321,978
Merchandise inventories ...........          88,044,774          79,601,016
Prepaid expenses and other ........           3,439,685           4,237,426

Total Current Assets ..............         163,275,866         145,828,426

Property and Equipment:
Leasehold improvements ............          48,908,048          43,173,926
Fixtures and equipment ............          80,617,805          66,026,065
Computer software .................           6,915,150           6,360,151
Automotive equipment ..............             255,237             251,571
                                                                -----------
                                            136,696,240         115,811,713
Less accumulated depreciation
and amortization ..................          57,072,264          44,459,195
                                                                -----------
                                             79,623,976          71,352,518
                                                                -----------
Other Assets ......................             621,213             681,711
                                                                -----------
                                           $243,521,055        $217,862,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable- trade ...........         $38,424,376         $41,700,608
Accrued expenses ..................          16,652,543          13,041,013
Customer credits ..................           1,487,579           1,141,523
Income taxes payable ..............           3,401,456             894,395
                                                                -----------
Total Current Liabilities .........          59,965,954          56,777,539
                                                                -----------
Deferred Income Taxes .............           1,117,163           1,887,163
                                                                -----------
Long-Term Debt (Note 4) ...........           3,500,000
                                                                -----------
Commitments (Note 7)
Shareholders' Equity:
Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none              --                     --
Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,320,108 and 23,226,768
               shares, respectively
Outstanding- 22,315,108 and 22,221,768
shares, respectively ..............           1,166,005           1,161,338
Additional paid-in capital ........          15,055,061          13,826,629
Retained earnings .................         168,201,083         149,915,598
Treasury stock, at cost ...........          (5,705,612)         (5,705,612)
Unrealized holding gains on investments (Not    221,401                --
                                                                -----------
                                            178,937,938         159,197,953

                                           $243,521,055        $217,862,655


See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings


                                                   Year Ended
                                     July 29,        July 30,       July 31,
                                        1995            1994           1993


Net sales                         $500,836,364   $457,324,621   $419,585,581


Costs and expenses:
Cost of sales, including
    occupancy and buying costs     327,165,606    301,153,755    274,433,316
Selling, general and
    administrative                 147,316,604    132,257,367    117,742,222
Interest (income) - net             (2,670,331)    (1,726,717)    (2,338,217)


                                   471,811,879    431,684,405    389,837,321



Earnings before income taxes        29,024,485     25,640,216     29,748,260

Income taxes                        10,739,000      9,487,000     10,709,000



Net Earnings                      $ 18,285,485   $ 16,153,216   $ 19,039,260



Earnings per share                $       0.82   $       0.73   $       0.86



Weighted average shares
 outstanding                         22,266,091     22,177,063     22,019,742

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of
     Shareholders' Equity                               Unrealized
                     Additional                       Holding Gains      Total
    Common Stock       Paid-In     Retained    Treasury    on     Shareholders'
Shares      Amount     Capital     Earnings      Stock   Investments     Equity


Balance,July 25, 1992
21,847,453 1,142,623  10,179,062 114,723,122 (5,705,612)   --     120,339,195
Tax effect of deferred compensation
                         882,151                                      882,151
Employee Stock Purchase Plan activity
    36,366      1,818    367,372                                      369,190
Shares issued pursuant to exercise of stock options
   217,255     10,863  1,028,679                                    1,039,542
Shares issued in connection with purchase of JRL Consulting Corp.
    28,588      1,429    331,905                                      333,334
Net earnings                      19,039,260                       19,039,260

Balance,July 31, 1993
22,129,662 1,156,733  12,789,169 133,762,382 (5,705,612)    --    142,002,672
Deferred compensation
    15,000        750    453,730                                      454,480
Employee Stock Purchase Plan activity
    35,244      1,762    390,047                                      391,809
Shares issued pursuant to exercise of stock options
    41,862      2,093    193,683                                      195,776
Net earnings                      16,153,216                       16,153,216

Balance,July 30, 1994
22,221,768  1,161,338 13,826,629 149,915,598 (5,705,612)     --   159,197,953

Deferred compensation
    25,000      1,250    644,053                                      645,303
Employee Stock Purchase Plan activity
    43,490      2,175    389,586                                      391,761
Shares issued pursuant to exercise of stock options
    15,461        773     85,786                                       86,559
Shares issued in connection with purchase Of JRL Consulting Corp.
     9,389        469    109,007                                      109,476
Unealized holding gains on marketable ssecurities
                                                         221,401      221,401
Net earnings                      18,285,485                       18,285,485

Balance,July 29,1995
22,315,108 1,166,005 15,055,061  168,201,083 (5,705,612) 221,401  178,937,938

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                     Year Ended
                                       July 29,       July 30,        July 31,
                                          1995           1994             1993

Operating Activities:
Net earnings                        $18,285,485    $16,153,216    $19,039,260
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and equipment
                                     13,755,120     10,974,527      9,177,014
      (Decrease) increase in deferred taxes
                                       (770,000)       609,812       (711,159)
      Deferred compensation             754,779        251,480        331,151
Changes in assets and liabilities:
      (Increase) in merchandise inventories
                                     (8,443,758)    (6,197,778)    (7,071,023)
      Decrease (increase) in prepaid expenses
                                        797,741      3,862,595       (616,772)
      Decrease in other assets           60,498        175,330        274,274
      (Decrease) increase - accounts payable- trade
                                     (3,276,232)     1,710,136      6,243,082
      Increase (decrease) in accrued expenses
                                      3,611,530     (2,657,896)     2,019,572
      Increase (decrease) in customer credits
                                        346,056       (265,464)       298,906
      Increase (decrease) in income taxes payable
                                      2,507,061       (911,871)        62,588
               ----------------------------------------------------------------
        Total adjustments             9,342,795      7,550,871     10,007,633
               ----------------------------------------------------------------

        Net cash provided by operating activities
                                     27,628,280     23,704,087     29,046,893


Investing Activities
    Purchases of property and equipment - net
                                     (22,026,578)   (23,380,234)   (20,071,480)
    Sales and maturities of marketable securities
                                      24,548,148      9,516,454     21,030,349
    Purchases of marketable securities
                                     (33,417,429)   (13,814,678)   (25,990,948)

      Net cash used in investing activities
                                     (30,895,859)   (27,678,458)   (25,032,079)


Financing Activities
    Proceeds from long term debt       3,500,000          -                    -
    Proceeds from Employee Stock Purchase Plan
                                         391,761        391,809        369,190
    Proceeds from stock options exercised
                                          86,559        195,776      1,039,542

      Net cash provided by financing activities
                                       3,978,320        587,585      1,408,732


Net increase (decrease) in cash and cash equivalents
                                         710,741     (3,386,786)     5,423,546
Cash and cash equivalents- beginning of period
                                       6,668,006     10,054,792      4,631,246


Cash and cash equivalents- end of period
                                      $7,378,747     $6,668,006    $10,054,792


Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes        $9,001,939     $9,285,361    $11,357,571

See notes to consolidated financial statements

                     The Dress Barn, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                          Three Years Ended July 29, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company")) operates a chain of discount women's apparel specialty stores. The stores, operating principally under the name "Dress Barn", offer in-season, moderate to better quality fashion apparel. The Company operates in one business segment.

         Principles of consolidation

                  The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated.

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

         Fiscal year

                  The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. The fiscal year ended July 31, 1993 consisted of 53 weeks while all other years presented consisted of 52 weeks.

         Store preopening costs

                  Expenses associated with the opening of new stores are charged to expense as incurred.

         Marketable securities

                  The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective July 31, 1994. SFAS 115 requires securities that are available for sale be carried at fair value, with changes in net unrealized gains and losses recorded directly to shareholders' equity. There was no material impact on the Company's financial statements as a result of the adoption of SFAS 115.
                  At July 29, 1995, marketable securities are categorized as available for sale and are stated at market value. The unrealized holding gains and losses are included in shareholders' equity until realized. At July 30, 1994, marketable securities were carried at the lower of amortized cost or fair value.

         Earnings per share

                  Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.

         Cash and cash equivalents

                  For purposes of the statement of cash flows, the Company considers its highly liquid overnight investments to be cash equivalents. The carrying amount of cash and equivalents approximate fair value due to their short term maturities. The majority of the Company's money market funds are maintained with one financial institution.

         Reclassifications

                  Certain amounts in prior years' financial statements have been reclassified for comparative purposes.


2.       ACQUISITION OF JRL CONSULTING CORP.

         In April 1990, the Company purchased all of the assets of JRL Consulting Corp. ("JRL"). The purchase price and contingent payments based on performance were paid from 1990 through 1995. These payments were made both in cash and through the issuance of shares of the Company's common stock. The final issuance was made as of August 1995.

3.       MARKETABLE SECURITIES

         Marketable securities included the following:

                                                    July 29, 1995
                                                  -------------
                                              Fair                 Amortized
                                               Value                 Cost
Money Market Funds                             $18,313,000           $18,313,000
Tax Free Municipal Bonds                        44,409,000            44,000,000
US Govt. Securities Fund                         1,691,000             1,878,000
                                                ----------            ---------
                                               $64,413,000           $64,191,000


                                                       July 30, 1994
                                                      -------------
                                                Fair                 Amortized
                                               Value                 Cost
Money Market Funds                             $ 7,240,000           $ 7,240,000
Tax Free Municipal Bonds                        46,407,000            46,429,000
US Govt. Securities Fund                         1,675,000             1,878,000
                                                ----------            ----------
                                               $55,322,000           $55,547,000
                                               ===========           ===========



         The scheduled maturities of marketable securities at July 29, 1995 is as follows:

     Due In                            Fair Value             Amortized Cost
----------------------
One year or less                       $37,715,000               $37,733,000
One year through five years             21,982,000                21,710,000
Six years through ten years              3,581,000                 3,564,000
After ten years                          1,135,000                 1,184,000

                                       $64,413,000               $64,191,000


         Gross unrealized holding gains and losses at July 29, 1995 were $221,000. Proceeds and gross realized gains from the sale of securities classified as available for sale in fiscal 1995 were $24,548,000 and $66,000, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

4.       LONG-TERM DEBT

         The Company incurred long term debt for the first time during fiscal 1995 when it borrowed $3.5 million from New York State Urban Development Corporation. The $3.5 million unsecured loan, due October 1, 2004, provides for the payment of interest at rates ranging from 0% to 3% over the term of the loan. Interest payments commences November 1, 1996 and are paid monthly thereafter. The loan agreement has no restrictive covenants, but requires a $3.5 million irrevocable letter of credit in favor of the lender to guarantee its repayment. The Company had no other long-term debt outstanding at any time during the three years ended July 29, 1995.

         At July 29, 1995 the Company had unsecured lines of credit with three banks totaling $90,000,000, with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 29, 1995. However, borrowings were limited by approximately $36 million of outstanding letters of credit.

5.       EMPLOYEE BENEFIT PLANS

         The Company maintains a discretionary profit-sharing plan for eligible employees. Amounts charged to operations for the plan were $555,000, $575,000, and $685,000 for the years ended July 29, 1995, July 30, 1994 and July 31, 1993, respectively.
The Company does not provide any additional postretirement benefits.


6.       INCOME TAXES

                  The components of the provision for income taxes were as follows:
                                       July 29,       July 30,        July 31,
                                          1995           1994             1993

Federal:
Current ......................    $ 8,815,000     $ 7,280,000      $ 9,027,000
Deferred .....................       (608,000)        228,000         (757,000)

Subtotal .....................      8,207,000       7,508,000        8,270,000

State:
Current ......................      2,694,000       1,919,000        2,604,000
Deferred .....................       (162,000)         60,000         (165,000)


Subtotal .....................      2,532,000       1,979,000        2,439,000


Total ........................    $10,739,000     $ 9,487,000      $10,709,000



         Significant components of the Company's deferred tax liabilities and assets were as follows:

                                       July 29,       July 30,        July 31,
                                          1995           1994             1993

Deferred tax liabilities:
Depreciation .................    $ 6,482,842     $ 4,646,641      $ 5,118,111
Other items ..................        953,237       3,027,557        1,413,629

Total deferred tax liabilities      7,436,079       7,674,198        6,531,740

Deferred tax assets:
Inventory capitalization for tax    2,302,648       2,067,669        2,049,434
Other items ..................      4,016,268       3,719,366        3,204,955

Total deferred tax assets ....      6,318,916       5,787,035        5,254,389

Net deferred tax liabilities .    $ 1,117,163     $ 1,887,163      $ 1,277,351

         The net deferred tax liabilities were comprised of approximately $190,000 in state deferred taxes and $927,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:


                                       July 29,       July 30,        July 31,
                                          1995           1994             1993

Statutory tax rate ...........           35.0%           35.0%            34.0%
State taxes - net of federal
benefit ......................            6.1             5.5              5.9
Other - net ..................           (4.1)           (3.5)            (3.9)


Effective tax rate ...........           37.0%           37.0%            36.0%





7.       COMMITMENTS

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

                  A summary of rental expense is as follows:

                                                     Year Ended
                                       July 29,       July 30,        July 31,
                                          1995           1994             1993

Base rentals .................    $47,942,000     $42,641,000      $36,804,000
Percentage rentals ...........        167,000         149,000          338,000
Other occupancy costs ........     18,299,000      13,796,000       11,237,000
                                  -----------     -----------      -----------

Total ........................    $66,408,000     $56,586,000      $48,429,000

                  The following is a schedule of future minimum rentals under noncancellable operating leases as of July 29, 1995:


Fiscal Year                                                        Amount
-------------                                                   ------------
1996                                                           $   47,087,000
1997                                                               39,296,000
1998                                                               32,109,000
1999                                                               24,802,000
2000                                                               17,496,000
Subsequent years                                                   45,854,000

Total future minimum rentals                                     $206,644,000

         Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

    Leases with related parties
         The Company leases six stores from its Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 29, 1995, included in the above schedule, are approximately $109,000 annually and aggregate $1,202,000. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1995, 1994, and 1993 under these leases amounted to approximately $429,000, $430,000 and $413,000, respectively.


8.  STOCK OPTION PLANS

         The Company's 1983 Incentive Stock Option Plan expired on April 4,1993, and accordingly, the Company can no longer grant options under such plan. The Company's shareholders approved the 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan. The 1993 Plan provides for the grant of options to purchase up to 1,250,000 shares of the Company's Common Stock. The exercise price of the options granted under both plans may not be less than the market price of the Common Stock at the date of grant. In addition, the Company's 1987 Non-Qualified Stock Option Plan provides for the granting of options to purchase up to 1,000,000 shares of Common Stock to key employees. Compensation expense resulting from the issuance of non-qualified options is recognized on a straight-line basis over the vesting term of the option agreement. All options granted under both plans vest over a five year period. As of July 29, 1995, 532,224 of the options issued to date were exercisable.

    The following summarizes the activities in all Stock Option Plans:

                                             Number of        Option Price Range
                                               Shares           (Per share)
Outstanding - July 31,1993 .............       823,102        $ 3.00 - 12.50


Granted ................................       528,950           10.53-11.25
Exercised ..............................       (41,862)            5.36-8.25
Canceled ...............................       (52,848)            5.36-8.38
                                            ----------     -----------------

Outstanding - July 30,1994 .............     1,257,342        $ 3.00 - 12.50


Granted ................................       406,079           8.25 - 8.87
Exercised ..............................       (15,461)          5.36 - 6.41
Canceled ...............................      (255,327)           3.34-10.53
                                            ----------     -----------------

Outstanding - July 29,1995 .............     1,392,633        $ 3.00 - 12.50


9.  QUARTERLY RESULTS OF OPERATIONS (unaudited)
($000 omitted except per share amounts)

                         Fourth       Third      Second       First
                        Quarter     Quarter     Quarter     Quarter
Year ended July 29, 1995

Net Sales ........     $130,559    $123,541    $116,660    $130,076
Gross Profit,
  less occupancy
  and buying costs       44,603      43,798      38,578      46,692
Income Taxes .....        2,623       2,941       1,421       3,754
Net Earnings .....        4,468       5,002       2,423       6,392
Earnings Per Share     $    .20    $    .22    $    .11    $    .29

Year ended July 30, 1994

Net Sales ........     $118,186    $112,862    $106,577    $119,700
Gross Profit,
  less occupancy
  and buying costs       39,129      39,861      34,223      42,958
Income Taxes .....        1,945       2,530       1,250       3,762
Net Earnings .....        3,311       4,307       2,129       6,406
Earnings Per Share     $    .15    $    .19    $    .10    $    .29

                                   EXHIBIT 22

                              THE DRESS BARN, INC.

                        SUBSIDIARIES OF THE REGISTRANT
                                (All 100% Owned)



                                                        State of
          Subsidiary                                 Incorporation

D.B.R., Inc.                                             Delaware

The Dress Barn, Inc. of
New Hampshire, Inc. (**)                              New Hampshire

Raxton Corp. (**)                                     Massachusetts

JRL Consulting Corp.                                    New Jersey

D.B.X. Inc.                                               New York





(**) Inactive Subsidiary













                                                                F-17










                                    EXHIBIT 24
                         INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in registration statement Nos. 33-16857 and 33-17488 (on Form S-8) and 33-16856 (on Form S-3) of our report, dated September 15, 1992 on the consolidated financial statements of The Dress Barn, Inc. and subsidiaries appearing on pages F-1 to F-10 in the Annual Report on Form 10-K for the year ended July 29, 1995.






Stamford, Connecticut
September 20, 1995