Form 10-Q
period 1995-10-28
DRESS BARN INC
filed 1995-12-12
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
 (Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      October 28, 1995
                                      OR
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

 .05 par value           22,380,630 shares on December 7, 1995


                                 Page 1 of 9


                    THE DRESS BARN, INC. AND SUBSIDIARIES


                                    INDEX

                                                                  Page
                                                                  Number

Part I.  FINANCIAL INFORMATION:

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets
                  October 28, 1995 (unaudited)
                  and July 29, 1995                                  I-3

                  Consolidated Statements of Earnings
                  (unaudited) for the Thirteen weeks
                  ended October 28, 1995 and October
                  29, 1994                                           I-4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Thirteen weeks ended
                  October 28, 1995 and October 29, 1994              I-5

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

      Item 3.     Defaults Upon Senior Securities                      *

      Item 4.     Submissions of Matters to a Vote
                  of Security Holders                                  *

      Item 5.     Other Information                                    *

      Item 6.     Exhibits and Reports on Form 8-K                   I-9


*     Not applicable in this filing.

                                    I - 2


The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                              October 28,              July 29,
ASSETS                                               1995                  1995
                                           ---------------        --------------
Current Assets:                               (unaudited)
     Cash & cash equivalents                   $6,817,938            $7,378,747
     Marketable securities                     63,480,799            64,412,660
     Merchandise inventories                   98,923,692            88,044,774
     Prepaid expenses and                       3,325,889             3,439,685
other
                                           ---------------        --------------
        Total Current Assets                  172,548,318           163,275,866
                                           ---------------        --------------
Property and Equipment:
     Leasehold improvements                    50,645,859            48,908,048
     Fixtures and equipment                    84,603,983            80,617,805
     Computer software                          7,006,253             6,915,150
     Automotive equipment                         255,237               255,237
                                           ---------------        --------------
                                              142,511,332           136,696,240
     Less accumulated
depreciation
       and amortization                        61,808,338            57,072,264
                                           ---------------        --------------
                                               80,702,994            79,623,976
                                           ---------------        --------------
Other Assets                                      758,923               621,213
                                           ===============        ==============
                                             $254,010,235          $243,521,055
                                           ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                  $44,588,088           $38,424,376
     Accrued expenses                          13,212,914            16,652,543
     Customer credits                           1,354,227             1,487,579
     Income taxes payable                       5,047,469             3,401,456
                                           ---------------        --------------
        Total Current                          64,202,698            59,965,954
Liabilities
                                           ---------------        --------------
Deferred Income Taxes                           1,117,163             1,117,163
                                           ---------------        --------------
Long Term Debt                                  3,500,000             3,500,000
                                           ---------------        --------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares                    --                    --
       Issued and outstanding- none
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,335,480 and 23,320,108 shares,
       respectively
       Outstanding- 22,330,480 and
       22,315,108 shares,respectively           1,166,774             1,166,005
     Additional paid-in capital                15,282,006            15,055,061
     Retained earnings                        174,225,805           168,201,083
     Treasury stock, at cost                   (5,705,612)           (5,705,612)
     Unrealized holding gains
     on investments                               221,401               221,401

                                           ---------------        --------------
                                              185,190,374           178,937,938
                                           ===============        ==============
                                             $254,010,235          $243,521,055
                                           ===============        ==============

See notes to consolidated financial statements
(unaudited)
                                     I-3

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings

                                                   Thirteen Weeks Ended
                                          --------------------------------------

                                              October 28,            October 29,
                                                     1995                   1994
                                          ---------------        ---------------

Net sales                                   $137,350,550           $130,075,923
                                          ---------------        ---------------

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs             89,486,279            83,383,455
   Selling, general and administrative        39,044,162            37,046,795
   Interest (income) - net                      (743,118)             (500,618)
                                          ---------------        ---------------

                                             127,787,323            119,929,632
                                          ---------------        ---------------


        Earnings before income taxes            9,563,227             10,146,291

Income taxes                                    3,538,000              3,754,000
                                          ---------------        ---------------


        Net Earnings                           $6,025,227             $6,392,291
                                          ===============        ===============


Earnings per share                                  $0.27                  $0.29
                                          ===============        ===============


      Weighted average shares outstanding      22,323,404             22,235,042
                                          ===============        ===============



See notes to consolidated financial statements
(unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                    Thirteen Weeks Ended
                                            ------------------------------------

                                               October 28,           October 29,
                                                      1995                  1994
                                            --------------        --------------
Operating Activities:
Net earnings                                    $6,025,227           $6,392,291
Adjustments to reconcile net earnings to
net cash provided by operating activities:
      Depreciation and amortization of
      property and equipment                     4,736,074            3,134,700
      Increase in deferred income taxes                  0              400,812
      Deferred compensation                         46,387               51,150
Changes in assets and liabilities:
      Increase in merchandise inventories      (10,878,918)         (13,335,216)
      Decrease in prepaid expenses                 113,796              913,842
      (Increase) decrease in other assets         (137,710)               4,078
      Increase in accounts payable- trade        6,163,712            5,945,859
      (Decrease) increase in accrued
        expenses                                (3,439,629)             565,704
      Decrease in customer credits                (133,352)             (89,193)
      Increase in income taxes payable           1,646,013            2,625,535
                                            --------------        --------------
        Total adjustments                      (1,883,627)              217,271
                                            --------------        --------------

Net cash provided by operating activities       4,141,600             6,609,562
                                            --------------        --------------

Investing Activities:
    Purchases of property and equipment        (5,815,092)           (6,979,327)
    Sales and maturities of marketable
     securities                                 8,978,843             5,626,198
    Purchases of marketable securities         (8,046,982)           (7,078,942)
                                            --------------        --------------
      Net cash used in investing activities    (4,883,231)           (8,432,071)
                                            --------------        --------------

Financing Activities:
    Proceeds from long term debt                 --                   3,500,000
    Proceeds from Employee Stock Purchase Plan     87,500                99,006
    Proceeds from stock options exercised          93,322                19,266
                                            --------------        --------------
      Net cash provided by financing activities   180,822             3,618,272
                                            --------------        --------------

Net (decrease) increase in cash and cash
    equivalents                                  (560,809)            1,795,763
Cash and cash equivalents- beginning of
    period                                      7,378,747             6,668,006
                                            --------------        --------------
Cash and cash equivalents- end of period       $6,817,938            $8,463,769
                                            ==============        ==============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                 $1,891,987              $694,968
                                            ==============        ==============

See notes to consolidated financial statements (unaudited)

                    THE DRESS BARN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.  Financial Statements

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's July 29, 1995 Annual Report to Shareholders.

      The results of operations for the period ended October 28, 1995, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

      Certain   reclassification  have  been  made  to  prior  year's  financial statements to conform with the current year's presentation.

                    THE DRESS BARN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      The Company's net sales reflect the results of 776 stores in operation at October 28, 1995 as compared with 727 at October 29, 1994. During the 13 weeks ended October 28, 1995, the Company opened 23 stores and closed 13 for a net addition of 10 stores during the quarter.

      Net sales for the thirteen weeks ended October 28, 1995 increased 5.6% compared to last year's first quarter. This increase was due to the increased number of stores open during the full fiscal period this year versus last year. Comparable store sales fell 4.0% for the period.

      Gross profit less occupancy and buying costs as a percentage of net sales decreased to 34.8% from 35.9% last year for the thirteen week period. The improvement in maintained margin did not offset the increase in store occupancy costs as a percent of sales.

      As a percent of sales, SG&A expenses (excluding depreciation) decreased to 25.0% in 1995 versus 25.9% of sales in 1994. This decrease was achieved despite no leverage as a result of the decrease in comp sales for the quarter. Many expenses decreased in total dollars from last year, such as supplies, medical insurance and home office payroll. The company-wide focus on cost reductions and productivity improvements led to these decreases. Depreciation as a percent of sales increased to 3.4% from 2.6% last year. Included in this year's depreciation is a reserve for anticipated store closings, which are substantially higher than last year.

      Interest income for the quarter increased to $743,118 this year versus $500,618 in last year's first quarter as the funds available for short term investment increased.

      The effective tax rate for the thirteen weeks ended October 28, 1995 was 37.0%, the same as the effective rate for the fiscal year ended July 29, 1995.

      As a result of the above factors, net earnings for the quarter ended October 28, 1995 were $6,025,227, a decrease of 5.7% versus the $6,392,291 earned for the same period a year earlier.

                    THE DRESS BARN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

      At October 28, 1995, the Company had working capital of $108,346,000 and three bank credit lines totaling $90,000,000 without any outstanding borrowings. The Company has minimal long-term debt - a $3.5 million below-market interest rate loan from New York State to help finance the move to Suffern. Capital expenditures during the quarter utilized internally generated funds.

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