Form 10-K/A
period 1994-07-30
DRESS BARN INC
filed 1996-02-07
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                            FORM 10-K AMENDMENT NUMBER 1
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)
                         For the fiscal year ended  July 30,1994

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

ITEM 14.(a)(3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(mm),22,24 and 27 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

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

27.     Financial Data Schedule

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


ITEM 14. (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 22, 24 and 27 which are filed as part of this Report.



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