Form 10-Q
period 1996-01-27
DRESS BARN INC
filed 1996-03-12
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      January 27, 1996
                                       OR
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 .05 par value 22,412,251 shares on March 1, 1996

                      THE DRESS BARN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets
                  January 27, 1996 (unaudited)
                  and July 29, 1995                                  I-3

                  Consolidated Statements of Earnings
                  (unaudited) for the Thirteen and
                  Twenty-Six weeks ended
                  January 27, 1996 and January 28, 1995            I-4 and I-5

                  Consolidated  Statements of Cash Flows (unaudited)
                  for the Twenty-Six weeks ended January 27, 1996
                  and January 29, 1994                               I-6

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

      Item 3.     Defaults Upon Senior Securities                      *

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                               I-10

      Item 5.     Other Information                                    *

      Item 6.     Exhibits and Reports on Form 8-K                  I-10

*     Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                January 27,           July 29,
ASSETS                                                 1996               1995
                                           -----------------     --------------
Current Assets:                              (unaudited)
     Cash & cash equivalents                     $6,351,627         $7,378,747
     Marketable securities                       72,041,507         64,412,660
     Merchandise inventories                     70,361,858         88,044,774
     Prepaid expenses and other                   1,799,494          3,439,685
                                           -----------------     --------------
        Total Current Assets                    150,554,486        163,275,866
                                           -----------------     --------------
Property and Equipment:
     Leasehold improvements                      51,299,626         48,908,048
     Fixtures and equipment                      86,221,307         80,617,805
     Computer software                            7,120,749          6,915,150
     Automotive equipment                           310,622            255,237
                                           -----------------     --------------
                                                144,952,304        136,696,240
     Less accumulated depreciation
       and amortization                          66,276,452         57,072,264
                                           -----------------     --------------
                                                 78,675,852         79,623,976
                                           -----------------     --------------
Other Assets                                      1,895,612            621,213
                                           =================     --------------
                                               $231,125,950       $243,521,055
                                           =================    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                    $21,735,755        $38,424,376
     Accrued expenses                            12,056,714         16,652,543
     Customer credits                             2,208,012          1,487,579
     Income taxes payable                         2,845,390          3,401,456
                                           -----------------     --------------
        Total Current                            38,845,871         59,965,954
Liabilities
                                           -----------------     --------------
Deferred Income Taxes                             1,209,163          1,117,163
                                           -----------------     --------------
Long Term Debt                                    3,500,000          3,500,000
                                           -----------------     --------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none               --                  --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,347,020 and 23,320,108
               shares,respectively
       Outstanding- 22,342,020 and 22,315,108
               shares, repectively                1,167,351          1,166,005
     Additional paid-in capital                  15,431,029         15,055,061
     Retained earnings                          175,957,188        168,201,083
     Treasury stock, at cost                    (5,705,612)        (5,705,612)
     Unrealized holding gains on investments       720,960            221,401
                                           -----------------     --------------
                                                187,570,916        178,937,938
                                           =================     ==============
                                               $231,125,950       $243,521,055
                                           =================     ==============

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Income Statements
Unaudited



                                                   Thirteen Weeks Ended
                                           ------------------------------------
                                              January 27,          January 28,
                                                     1996                 1995
                                           ---------------      ---------------

Statement of earnings data:
     Net sales                               $119,126,704         $116,660,499
     Cost of sales, including
       occupancy and buying costs              80,376,800           78,082,582
                                           ---------------      ---------------

     Gross profit                              38,749,904           38,577,917

     Selling, general and
       administrative expenses                 32,362,422           31,868,913

     Depreciation and amortization              4,550,828            3,342,193
                                           ---------------      ---------------

     Operating income                           1,836,654            3,366,811

     Interest income- net                         911,223              477,412
                                           ---------------      ---------------

        Earnings before
          income taxes                          2,747,877            3,844,223

     Income taxes                               1,017,000            1,421,000
                                           ---------------      ---------------

        Net earnings                           $1,730,877           $2,423,223
                                           ===============      ===============

     Earnings per share                             $0.08                $0.11
                                           ===============      ===============

     Weighted average
       shares outstanding                      22,338,635           22,253,110
                                           ---------------      ---------------

The Dress Barn, Inc. and Subsidiaries
Consolidated Income Statements
Unaudited




                                                    Twenty-Six Weeks Ended
                                           ------------------------------------
                                              January 27,          January 28,
                                                     1996                 1995
                                           ---------------      ---------------

Statement of earnings data:
     Net sales                               $256,477,254         $246,736,422
     Cost of sales, including
       occupancy and buying costs             169,340,800          161,466,037
                                           ---------------      ---------------

     Gross profit                              87,136,454           85,270,385

     Selling, general and
       administrative expenses                 67,192,789           65,478,999

     Depreciation and amortization              9,286,902            6,778,902
                                           ---------------      ---------------

     Operating income                          10,656,763           13,012,484

     Interest income- net                       1,654,341              978,030
                                           ---------------      ---------------

        Earnings before
          income taxes                         12,311,104           13,990,514

     Income taxes                               4,555,000            5,175,000
                                           ---------------      ---------------

        Net earnings                           $7,756,104           $8,815,514
                                           ===============      ===============

     Earnings per share                             $0.35                $0.40
                                           ===============      ===============

     Weighted average
       shares outstanding                      22,331,460           22,244,076
                                           ---------------      ---------------

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited


                                                 Twenty-Six Weeks Ended
                                           ------------------------------------
                                              January 27,          January 28,
                                                     1996                 1995
                                           ---------------       --------------
Operating Activities:
Net earnings                                   $7,756,104           $8,815,514
Adjustments to reconcile net earnings to net cash
provided by operating activities:
      Depreciation and amortization of property and
      equipment                                 9,286,902            6,360,200
      Increase in deferred income taxes            92,000              107,000
      Deferred compensation                        92,774              100,800
Changes in assets and liabilities:
      Decrease in merchandise inventories      17,682,916            7,339,499
      Decrease in prepaid expenses              1,640,191              988,555
      (Increase) decrease in other assets     (1,274,399)                8,713
      (Decrease)-accounts payable- trade     (16,688,621)         (11,664,468)
      (Decrease) in accrued expenses          (4,595,829)          (4,193,235)
      Increase in customer credits                720,433              787,247
      (Decrease) in income taxes payable        (556,066)            (727,239)
                                           ---------------       --------------
        Total adjustments                       6,400,302            (892,928)
                                           ---------------       --------------

 Net cash provided by operating activities     14,156,406            7,922,586
                                           ---------------       --------------


Investing Activities
    Purchases of property and equipment        (8,338,778)         (11,343,405)
    Purchases of marketable securities        (23,484,093)         (15,758,835)
    Sales and maturities of marketable         16,354,805           13,882,491
securities
                                           ---------------       --------------
      Net cash used in investing activities   (15,468,066)         (13,219,749)
                                           ---------------       --------------


Financing Activities
    Proceeds from long term debt                        0            3,500,000
    Proceeds from Employee Stock Purchase Plan    124,357              197,247
    Proceeds from stock options exercised         160,183               38,350
                                           ---------------       --------------
    Net cash provided by financing activities     284,540            3,735,597
                                           ---------------       --------------


Net (decrease) in cash and cash equivelants    (1,027,120)          (1,561,566)
Cash and cash equivalents- beginning of period  7,378,747            6,668,006
                                           ---------------       --------------
Cash and cash equivalents- end of period       $6,351,627           $5,106,440
                                           ===============       ==============


Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                 $4,519,067           $5,795,239
                                           ===============       ==============

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


      The results of operations for the period ended January 27, 1996, are not necessarily indicative of the operating results for the full year.



2.  Reclassification

      Certain reclassifications have been made to prior year's financial statements to conform with the current year's presentation.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's net sales reflect the results of 759 stores in operation at January 27, 1996 as compared with 738 at January 28, 1995. During the twenty-six weeks ended January 27, 1996, the Company opened 29 stores and closed 36 for a net reduction of 7 stores during the six months. The Company did convert 10 freestanding Dress Barn locations to DB/DBW combination units during the six month period. As of January 27, 1996, the Company had in operation 107 DB/DBW combination units, compared to 59 at January 28, 1995.
      The following summarizes the financial results for the thirteen and twenty-six week periods ended January 27, 1996 versus the comparable periods last year:


                             Second Quarter                 Six Months
                        % Change    % of Sales      % Change    % of Sales
                        from L/Y    T/Y    L/Y      from L/Y    T/Y     L/Y

Net Sales                  2.1%                         3.9%
Gross Profit, less
   Occupancy & Buying      0.4%     32.5%   33.1%       2.2%    34.0%    34.6%
Selling, General and
   Admin. Expenses         1.5%     27.2%   27.3%       2.6%    26.2%    26.5%
Depreciation              36.2%      3.8%    2.9%      37.0%     3.6%     2.7%
Operating Income         -45.4%      1.5%    2.9%     -18.1%     4.2%     5.3%
Interest Income           91.0%      0.8%    0.4%      69.1%     0.6%     0.4%
Income Taxes             -28.4%      0.8%    1.2%     -12.0%     1.8%     2.1%
Net Income               -28.6%      1.5%    2.1%     -12.0%     3.0%     3.6%


      Net sales increased due to the increased number of stores open during both fiscal periods this year versus last. The increases were reduced by declines in comparable store sales of 5% for both the three and six month periods.
      Gross profit less occupancy and buying costs for both the quarter and the six months decreased as a percentage of sales. This was due to an increase in markdowns and the decline in comparable sales versus the prior year, which resulted in occupancy costs increasing as a percent of sales this year versus last year.
      The decrease in selling, general and administrative expenses as a percentage of net sales resulted the Company's continued focus on cost controls. Reductions in supply costs, repairs and maintenance and Home Office payroll offset increased expenditures for store payroll and advertising.
      Interest income increased in both periods as an increase in funds available for short term investment was accompanied by an increase in short term interest rates. In accordance with SFAS 115 ("Accounting for Certain Investments and Debt Securities"), changes in the market value of the municipal bond portfolio are included in shareholders' equity rather than impact the current period's operating results.
      The effective tax rate for the twenty-six weeks ended January 27, 1996 was 37.0%, the same as the effective rate for the fiscal year ended July 29, 1995.

                      THE DRESS BARN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources

      During the six months ended January 27, 1996 there was no material change in the Company's liquidity or capital resources. Capital expenditures during the quarter utilized internally generated funds.

      At January 27, 1996, the Company had working capital of $111,709,000 and four bank credit lines totaling $100,000,000 without any outstanding borrowings.

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the Company's shareholders was held on December 11, 1995.

      (c) The Company's shareholders approved the adoption of The Dress Barn Inc. 1995 Stock Option Plan (13,298,652 shares voted for approval and 2,584,792 shares withheld authority with respect to or voted against approval). The Company's shareholders also voted for the reelection of Elliot S. Jaffe and Burt Steinberg as Directors (18,548,947 and 18,548,519 shares, respectively, voted for reelection and 425,347 and 425,375 shares, respectively, withheld authority for such election).


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