Form 10-Q
period 1996-04-27
DRESS BARN INC
filed 1996-06-10
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      April 27, 1996
                                       OR
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 .05 par value           22,535,607 shares on  June 5,1996

                                  Page 1 of 10


                      THE DRESS BARN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION:

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets
                  April 27, 1996 (unaudited)
                  and July 29, 1995                                  I-3

                  Consolidated Statements of Earnings
                  (unaudited) for the Thirteen and
                  Thirty-nine weeks ended
                  April 27, 1996 and April 29, 1995                 I-4 and I-5

                  Consolidated Statements of Cash Flows (unaudited) for the Thirty-nine weeks ended April 27, 1996 and April
                  29, 1995                                           I-6

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

      Item 3.     Defaults Upon Senior Securities                      *

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                                  *

      Item 5.     Other Information                                    *

      Item 6.     Exhibits and Reports on Form 8-K                  I-10

*     Not applicable in this filing.

The Dress Barn, Inc. and
Subsidiaries
Consolidated Balance Sheets

                                                April 27,            July 29,
ASSETS                                               1996                1995
                                             -------------       -------------
Current Assets:                              (unaudited)
     Cash & cash equivalents                   $6,646,017          $7,378,747
     Marketable securities                     78,026,898          64,412,660
     Merchandise inventories                   99,056,510          88,044,774
     Prepaid expenses and other                 3,029,716           3,439,685
                                             -------------       -------------
        Total Current Assets                  186,759,141         163,275,866
                                             -------------       -------------
Property and Equipment:
     Leasehold improvements                    53,516,811          48,908,048
     Fixtures and equipment                    88,834,092          80,617,805
     Computer software                          7,147,759           6,915,150
     Automotive equipment                         365,531             255,237
                                             -------------       -------------
                                              149,864,193         136,696,240
     Less accumulated depreciation
       and amortization                        71,388,485          57,072,264
                                             -------------       -------------
                                               78,475,708          79,623,976
                                             -------------       -------------
Other Assets                                      790,253             621,213
                                             -------------       -------------
                                             $266,025,102        $243,521,055
                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                  $49,190,716         $38,424,376
     Accrued expenses                          15,128,113          16,652,543
     Customer credits                           1,790,698           1,487,579
     Income taxes payable                       2,290,388           3,401,456
                                             -------------       -------------
        Total Current                          68,399,915          59,965,954
Liabilities
                                             -------------       -------------
Deferred Income Taxes                           1,190,163           1,117,163
                                             -------------       -------------
Long Term Debt                                  3,500,000           3,500,000
                                             -------------       -------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                    --                  --
     Common stock, par value $.05 per share:
       Authorized-30,000,000 shares
       Issued- 23,529,843 and 23,281,640 shares,respectively
       Outstanding- 22,524,843 and 22,276,640
               shares, respectively             1,176,492           1,166,005
     Additional paid-in capital                16,216,658          15,055,061
     Retained earnings                        181,094,499         168,201,083
     Treasury stock, at cost                  (5,705,612)         (5,705,612)
     Unrealized holding gains on investments      152,987             221,401
                                             -------------       -------------
                                              192,935,024         178,937,938
                                             =============       =============
                                             $266,025,102        $243,521,055
                                             =============       =============

See notes to consolidated financial
statements (unaudited)

The Dress Barn, Inc. and
Subsidiaries
Consolidated Statements of Earnings- Third Quarter
Unaudited



                                                   Thirteen Weeks Ended
                                             ---------------------------------
                                                April 27,           April 29,
                                                     1996                1995
                                             -------------       -------------

Net sales                                    $125,174,377        $123,540,622
                                             -------------       -------------

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs              81,390,921          79,743,073
   Selling, general and administrative         31,613,939          32,581,761
   Depreciation and amortization                4,813,098           3,574,409
   Interest (income) - net                       (798,893)           (301,722)
                                             -------------       -------------

                                              117,019,065         115,597,521
                                             -------------       -------------


        Earnings before income taxes            8,155,312           7,943,101


Income taxes                                    3,018,000           2,941,000
                                             -------------       -------------


        Net Earnings                           $5,137,312          $5,002,101
                                             =============       =============


Earnings per share                                  $0.23               $0.22
                                             =============       =============


        Weighted average shares outstanding    22,438,458          22,274,692
                                             =============       =============
                                             -------------       -------------


See notes to consolidated financial
statements (unaudited)

The Dress Barn, Inc. and
Subsidiaries
Consolidated Statements of Earnings- Nine Months
Unaudited



                                                 Thirty Nine Weeks Ended
                                             ---------------------------------
                                                April 27,           April 29,
                                                     1996                1995
                                             -------------       -------------

Net sales                                    $381,651,631        $370,277,044
                                             -------------       -------------

Costs and expenses:
   Cost of sales, including
       occupancy and buying costs             250,731,721         241,209,110
   Selling, general and administrative         98,806,728          98,060,760
   Depreciation and amortization               14,100,000          10,353,311
   Interest (income) - net                     (2,453,234)         (1,279,752)
                                             -------------       -------------

                                              361,185,215         348,343,429
                                             -------------       -------------


        Earnings before income taxes           20,466,416          21,933,615


Income taxes                                    7,573,000           8,116,000
                                             -------------       -------------


        Net Earnings                          $12,893,416         $13,817,615
                                             =============       =============


Earnings per share                                  $0.58               $0.62
                                             =============       =============


        Weighted average shares outstanding    22,367,126          22,254,281
                                             =============       =============
                                             -------------       -------------


See notes to consolidated financial
statements (unaudited)

The Dress Barn, Inc. and
Subsidiaries
Consolidated Statements of Cash Flows
Unaudited


                                                 Thirty-Nine Weeks Ended
                                             ---------------------------------
                                                April 27,           April 29,
                                                     1996                1995
                                             -------------       -------------
Operating Activities:
Net earnings                                  $12,893,416         $13,817,615
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of
         property and equipment                11,300,000           9,088,200
      Loss on disposal of property and
         equipment                              2,800,000             633,600
      Increase (decrease) in deferred
         income taxes                              73,000             170,000
      Deferred compensation                       241,699             151,200
Changes in assets and liabilities:
      Increase in merchandise inventories     (11,011,736)        (27,098,952)
      Decrease (increase) in prepaid expenses     409,969          (1,178,286)
      (Increase) decrease in other assets        (169,040)             34,260
      Increase in accounts payable- trade      10,766,340          20,532,275
      Increase (decrease) in accrued expenses  (1,524,430)           (963,800)
      Increase in customer credits                303,119             388,070
      (Decrease)increase in income taxes pay   (1,111,068)          1,601,710
                                             -------------       -------------
        Total adjustments                      12,077,853           3,358,277
                                             -------------       -------------

  Net cash provided by operating activities    24,971,269          17,175,892
                                             -------------       -------------


Investing Activities
    Purchases of property and equipment      (12,951,732)        (18,010,508)
    Purchases of marketable securities       (56,035,227)        (18,544,398)
    Sales and maturities of marketable sec    42,268,002          16,251,154
                                             -------------       -------------
      Net cash used in investing activities  (26,718,957)        (20,303,752)
                                             -------------       -------------

Financing Activities
    Proceeds from long term debt                  --                3,500,000
    Proceeds from Employee Stock Purchase Plan    179,139             297,345
    Proceeds from stock options exercised         835,818              53,693
                                             -------------       -------------
 Net cash provided by financing activities      1,014,957           3,851,038
                                             -------------       -------------

Net (decrease) increase in cash and cash equiv   (732,730)            723,178
Cash and cash equivalents- beginning of period  7,378,747           6,668,006
                                             -------------       -------------
Cash and cash equivalents- end of period       $6,646,017          $7,391,184
                                             =============       =============


Supplemental Disclosure of Cash Flow
Information:
    Cash paid for income taxes                 $8,611,068          $6,291,605
                                             =============       =============

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

      The results of operations for the period ended April 27, 1996, are not necessarily indicative of the operating results for the full year.


2.  Reclassification

      Certain   amounts  in  prior  years'   financial   statements   have  been
reclassified for comparative purposes.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's net sales reflect the results of 749 stores in operation at April 27, 1996 as compared with 764 at April 29, 1995. During the thirty-nine weeks ended April 27, 1996, the Company opened 41 stores and closed 58 for a net reduction of 17 stores during the nine months. The Company converted 15 Dress Barn locations to DB/DBW combination units during the quarter and 25 during the nine month period. As of April 27, 1996, the Company had in operation 136 DB/DBW combination units, compared to 78 at April 29, 1995.
      The following summarizes the financial results for the thirteen and thirty-nine week periods ended April 27, 1996 versus the comparable periods last year:

                              Third Quarter                Nine Months
                        % Change    % of Sales      % Change    % of Sales
                        from L/Y    T/Y    L/Y      from L/Y    T/Y     L/Y

Net Sales                  1.3%                         3.1%
Gross Profit, less
   Occupancy & Buying      0.0%     35.0%   35.5%       3.9%    34.3%    34.9%
Selling, General and
   Admin. Expenses        -3.0%     25.3%   26.4%       0.8%    25.9%    26.5%
Depreciation &
   Amortization           34.7%      3.8%    2.9%      36.2%     3.7%     2.8%
Operating Income          -3.7%      5.9%    6.2%     -12.8%     4.7%     5.6%
Interest Income          165.8%      0.6%    0.2%      91.7%     0.7%     0.3%
Income Taxes               2.6%      2.4%    2.4%      -6.7%     2.0%     2.2%
Net Income                 2.7%      4.1%    4.0%      -6.7%     3.4%     3.7%

      Net sales increased due to the increased number of operating units open during both fiscal periods this year versus last. The increases were reduced by declines in comparable store sales of 3% for the third quarter and 4% for the nine month period.
      Gross profit less occupancy and buying costs for both the quarter and the nine months decreased as a percentage of net sales. Merchandise margins as a percentage of net sales increased in both periods. However, this was offset by occupancy costs which increased as a percent of net sales due to the comparable sales decline.
      The decrease in selling, general and administrative expenses as a percentage of net sales for both periods resulted from the Company's continued focus on cost controls throughout all areas of the Company. Reductions in supply costs, repairs and maintenance and Home Office payroll offset increased expenditures for store payroll and advertising.
      Depreciation expense includes $2.8 million of costs relating to the 58 stores already closed and 15 additional stores expected to be closed by the end of the fiscal year ending July 27, 1996.
      Interest income increased in both periods as tight inventory and expense controls and the relatively small number of store openings resulted in an increase in funds available for short term investment, which was accompanied by an increase in short term interest rates.
      The effective tax rate for the thirty-nine weeks ended April 27, 1996 was 37.0%, the same as the effective rate for the fiscal year ended July 29, 1995.

                      THE DRESS BARN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources

      During the nine months ended April 27, 1996 there was no material change in the Company's liquidity or capital resources. Capital expenditures during the quarter utilized internally generated funds.

      At April 27, 1996, the Company had working capital of $118,359,000 and four bank credit lines totaling $100,000,000 without any outstanding borrowings.

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