Form 10-K
period 1996-07-27
DRESS BARN INC
filed 1996-10-25
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the fiscal year ended July 27,1996

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

As of October 18, 1996, 22,634,083 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on October 17, 1996 on the NASDAQ) of The Dress Barn, Inc. held by non-affiliates was approximately $80,965,000. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 6,890,610 shares beneficially owned by Directors and Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 16, 1996 are incorporated into Parts I and III of this Form 10-K.



                             Page 2 of Cover Page

                                   PART I

ITEM  1.  BUSINESS

General

        As of July 27, 1996, The Dress Barn, Inc. (the "Company", which includes, unless otherwise noted, its subsidiaries and predecessor), operated a national chain of 726 women's value priced specialty apparel stores offering career fashion to the working woman. The Company utilizes three merchandising formats : Dress Barn ("DB"), Dress Barn Woman ("DBW") and DB/DBW Combination stores ("Combos"). Dress Barn stores operate primarily under the names "Dress
Barn" and "Westport Ltd.". DBW stores mostly operate as "Dress Barn Woman" or "Westport Woman". As of July 27, 1996, there were 492 Dress Barn stores, 97 DBW stores and 137 Combos.

        The Company's merchandise strategy is to offer in-season, moderate to better price women's apparel emphasizing fashion and quality merchandise at a substantial discount from department store prices. The Company's target customers are price conscious and fashion minded working women in middle to upper income brackets and predominantly in the 24-50 year age range.

        The DB format stores carry Junior and Misses sizes, while the DBW stores feature larger sizes of styles similar to those found in the DB stores. The DB stores average 4,500 square feet, with the DBW stores averaging about 4,000 square feet. The Combo locations, with an average size of 9,000 square feet, carry both DB and DBW merchandise. The Company's Combo units have many cost and merchandising efficiencies. The Company has accelerated the expansion of its Combo concept by opening new Combo locations and expanding existing DB and DBW locations and converting them to the Combo format.

        The Company has been in business since 1962. The Company's current strategy is to open Combo stores, convert existing single format stores into Combos, while aggressively closing underperforming locations. During fiscal 1996, the Company opened 45 stores and closed 72 stores. The Company also converted 37 DB single format and 13 DBW single format stores to Combos.

        In fiscal 1997, approximately 60 new stores are planned, of which almost all are planned as Combo stores. The Company also expects to convert 30 single format DB and DBW stores to Combos and close approximately 60 underperforming locations. Through October 1, 1996, the Company has opened 8 Combos, closed 9 single format stores and converted 10 single format stores to Combos for a total of 729 stores in operation.

Merchandising and Marketing

        The Company's stores offer first-quality current merchandise, with approximately half of the Company's sales volume derived from sportswear, and the remainder consisting of dresses, suits, blazers and accessories. DB and DBW are organized as separate divisions, each with a separate merchandising staff to focus on its individual merchandise styles. Combos have merchandise offerings from both the DB and DBW merchandising divisions.

        In addition to domestically purchased brand name merchandise, the Company's stores also offer private label merchandise. This merchandise, which is also first quality, is typically manufactured under contract to the Company either domestically or abroad. The Company's strategy is to gradually increase the ratio of private label merchandise it offers, as quality, price and fashion become more important to its target customers than brand names. Such private label merchandise is typically both less expensive for the customer and more profitable for the Company, and promotes the unique "fashion at a fraction" image that the Company seeks to convey to its target customers. In Spring 1997, the Company plans to offer specially styled merchandise under the "Dress Barn" label, taking greater advantage of the 35 year old company logo, now known to customers in 43 states.

        In fiscal 1996, the Company introduced two new departments: shoes and petites, primarily in its larger Combo locations. Both tests exceeded their initial plans and are being expanded to additional stores. Currently, 45 stores have shoe departments and 12 stores feature petite sizes. The Company expects to add another 30 shoe departments and 5 petite departments in the Spring of 1997.

        Virtually all merchandising decisions affecting the Company's stores are made centrally. Pricing and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores with a growing percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken to expedite selling.

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

        The Company uses mainly print advertising that emphasizes current fashion apparel at discount prices. The Company continues to experiment with television and radio advertising in selected markets. The Company's Dress Barn credit card program, in its third year, continues to add cardholders, with over 800,000 as of September 1996. The average transaction on the card is 50% greater than other transactions. The Company believes this increase is incremental and is developing programs to further encourage card usage. In addition to the convenience the card provides the Company's customers, it serves as a vehicle to communicate with them on a regular basis.

Store Locations

        As of July 27, 1996 the Company was operating 726 stores in 43 states and the District of Columbia, primarily in suburban strip centers and outlet malls and strip centers. The Company's outlet stores are more productive and profitable than the average strip center store, and cost less to own and operate. Nearly all of the Company's stores occupy between 3,500 and 5,000 square feet of selling space, except the Combos which typically occupy between 7,500 and 10,000 square feet.

        The table on the following page indicates the states in which the stores operating on July 27, 1996 were located:

Stores Open At July 27, 1996:

 Location                                        DB        DBW      Combos
 --------                                      -------   -------    ------
Alabama ................................          4          1          4
Arizona ................................         10          1          2
Arkansas ...............................          1         --          2
California .............................         29          6          7
Colorado ...............................          6          1          1
Connecticut ............................         18          2         10
District of Columbia ...................         --         --          1
Delaware ...............................          4          1          1
Florida ................................         17          2          6
Georgia ................................         19          3          5
Idaho ..................................          2          1          1
Illinois ...............................         22          1          7
Indiana ................................         12          1          1
Kansas .................................          3          1          1
Kentucky ...............................          3          2          2
Louisiana ..............................          2         --          1
Maine ..................................          3          1         --
Maryland ...............................         13          2          5
Massachusetts ..........................         30          4          6
Michigan ...............................         22          3          6
Minnesota ..............................          1         --          2
Mississippi ............................          1         --          2
Missouri ...............................          7          2          5
Nebraska ...............................          2         --         --
Nevada .................................          3          1          2
New Hampshire ..........................          5          1          1
New Jersey .............................         38         13          6
New Mexico .............................         --         --          1
New York ...............................         48          9         10
North Carolina .........................         24          8          3
Ohio ...................................         16          2          3
Oklahoma ...............................          2         --         --
Oregon .................................          3          2         --
Pennsylvania ...........................         39         10         10
Rhode Island ...........................          1         --         --
South Carolina .........................         16          1          1
Tennessee ..............................         10          3          4
Texas ..................................         19          3          6
Utah ...................................          3          2          1
Vermont ................................          2         --         --
Virginia ...............................         28          6          3
Washington .............................          3          1          3
West Virginia ..........................         --         --          1
Wisconsin ..............................          1         --          4

                                                ---        ---        ---
Total ..................................        492         97        137
                                                ===        ===        ===

The following table indicates the type of shopping facility in which the stores are located:

                                                        Dress Barn
                                           Dress Barn      Woman      Combo
Type of Facility                               Stores     Stores     Stores
                                               ------     ------     ------

Strip Shopping Centers ...................        294         44         39
Outlet Malls and Outlet Strip Centers ....        129         46         79
Free Standing, Downtown and Enclosed Malls         69          7         19
                                                  ---        ---        ---
Total ....................................        492         97        137
                                                  ===        ===        ===


        During the fiscal year ended July 27, 1996, no store accounted for as much as 1% of the Company's total sales.

Buying and Distribution

        The Company utilizes a buying organization that parallels those used by most large specialty store chains. Buying is conducted on a departmental basis for each of the DB and DBW divisions by the Company's staff of buyers and assistant buyers supervised by the President and six Merchandise Managers. The Company also utilizes the services of independent buying representatives in New York and overseas.

        The Company obtains its domestic merchandise from approximately 350-450 vendors and its private label merchandise from approximately 30 overseas and domestic vendors. The Company has in the past always been able to purchase sufficient quantities of first-quality domestic merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company has also established strong relationships with its private label manufacturers, and does not anticipate any difficulties in obtaining sufficient quantities of its private label merchandise. No vendor accounted for as much as 5% of the Company's purchases in the fiscal year ended July 27, 1996.

        All merchandise is received from vendors at the Company's central warehouse and distribution facilities in Suffern, New York, where it is inspected, ticketed and shipped to its stores. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder for merchandise distribution.

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

        Approximately 42% of the Company's sales are for cash and checks with the remainder credit card sales. The Company's stores accept Visa, MasterCard, American Express and Discover credit cards. In February 1994, the Company introduced its own Dress Barn private-label credit card. As with the other credit cards, the Company assumes no credit risk with respect to its Dress Barn card but pays a percentage of sales as a service charge. The Company has a chain-wide policy of cash refunds within 14 days of purchase upon presentation of a register receipt; additionally the customer has the option of receiving a credit redeemable at a later date.

        Each store has a manager who reports to a District Sales Manager, who is in charge of between 8 and 10 stores. District Sales Managers generally visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures. District Sales Managers report to one of 11 Regional Sales Managers, who are each responsible for approximately 9 District Sales Managers.

        Each store has an attended dressing room area and generally one cash register, which is constantly attended. These practices serve a security as well as a service function. The Company utilizes article surveillance security tag systems where they are cost justified. The Company's inventory shrinkage rate is within industry norms.

Management Information Systems

        The Company's management information systems are currently undergoing a transformation at both the store and distribution center levels. The Company is converting from a processor using custom-written software to a processor utilizing off-the-shelf software on a client-server platform. The Company believes that the new technologies should result in reduced costs, greater capabilities, improved efficiencies, and less training time.

        The Company has developed and continues to improve its fully integrated, on-line merchandise information system that can accommodate substantial growth in the number of stores. The system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale.

        To monitor the performance of the various styles, management reviews online sales and inventory levels, organized by department, class, vendor, style, color and store. Thus, the sales performance of every style and color of merchandise in every store is monitored centrally online.

Trademarks

        The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes the following trademarks are materially important to its business:

        Trademark                                      Registration Date
        ---------                                      -----------------
        Dress Barn                                         March 5, 1985
        Westport, Ltd.                                   August 20, 1985
        Atrium                                            March 16, 1993
        Princeton Club                                    April 30, 1985
        Lise J.                                        February 15, 1984
        Lee David Ltd.                                       May 7, 1985

Employees

         As of July 27, 1996, the Company had approximately 7,000 employees of whom approximately 4,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.

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

Seasonality

         The Company's sales are evenly split between its Fall and Spring seasons. Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter than during the other three fiscal quarters. This decline reflects the intense promotional atmosphere that has accompanied the Christmas shopping season in recent years. The Company does not expect this trend to change in fiscal 1997 and anticipates earnings for its second quarter of fiscal 1997 to be significantly less than the other three quarters.

Forward-Looking Statements and Factors Affecting Future Performance

         This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements.

         The woman's retail apparel industry in which the Company operates is subject to rapid change and is highly competitive. It currently is plagued by overcapacity. The industry is subject to changes in the retail environment which may be affected by overall economic conditions, woman's apparel fashions, demographics, macroeconomic factors that may affect the level of spending for the types of merchandise sold by the Company and other factors. Apparel retailers have also experienced continuing price deflation during the last several years. The Company's sales and results of operations may also be affected by unusual weather patterns, the prevalence of discounting, close-outs and going-out-of-business sales and other promotional activities by other women's apparel retailers, among other factors. The level of occupancy costs, merchandise, labor and other costs will affect future results of operations. The Company's long term continued success also will depend upon its ability to open and operate new stores on a profitable basis.

         The Company's strategy in what it believes to be a difficult retail environment is a commitment to being leaner and more productive. The Company is planning to continue to close or relocate underperforming stores and replace them with larger and more productive Combo locations and maintain tight cost controls in all areas with a view to increasing shareholder value. There can be no assurance that the Company's strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.

ITEM  2.  PROPERTIES

         The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table on the following page, covering all stores operated by the Company on July 27, 1996, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                     Number of    Number with   Number Without
Fiscal Years                   Leases Expiring  Renewal Options Renewal Options
                               ---------------  --------------- ---------------
1997 ........................             127           97              30
1998 ........................             120          104              16
1999 ........................             138          114              24
2000 ........................             146          135              11
2001-2003 ....................            128          102              26
2004 and thereafter ..........             67           42              25
                                          ---          ---             ---
Total ........................            726          594             132
                                          ===          ===             ===

         New store leases generally provide for a base rent of between $14 and $18 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 27, 1996, and excluding locations acquired after July 27, 1996, for fiscal 1997 are approximately $47 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in mall and strip locations.

         A substantial number of store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved. In addition, a number of these leases also provide for such termination at the option of the landlord. Usually these provisions are operative only during the first few years of the lease.

         The Company leases its executive offices and distribution facilities at 30 Dunnigan Drive in Suffern, New York. This lease expires on April 30, 2007, with three 5 year options to extend the lease. Management believes the Suffern facility is more than adequate to meet its current needs and any moderate increase in the Company's store base due to acquisition or expansion.

ITEM  3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
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

                                         Fiscal 1996            Fiscal 1995
                                          Bid Prices             Bid Prices
                                      High         Low        High         Low
Fiscal Period                       ------      -------     ------      ------

First Quarter ................      $10.63       $9.50      $11.13       $8.63
Second Quarter ...............       10.13        8.75       11.13        9.25
Third Quarter ................       11.75        9.00       10.50        9.25
Fourth Quarter ...............       12.25        9.25       10.63        8.75

Number of Record Holders

         The number of record holders of the Company's common stock as of October 15, 1996 was approximately 2,000.

Dividend Policy

         The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

                         ITEM 6- SELECTED FINANCIAL DATA

                                         Fiscal Year Ended
          ---------------------------------------------------------------------
                    July 27,     July 29,     July 30,     July 31,     July 25,
                        1996         1995         1994      1993(*)         1992
          ---------------------------------------------------------------------
Statement of earnings data:

Net sales ..... $515,522,451 $500,836,364 $457,324,621 $419,585,581 $363,089,914

Cost of sales,
including
occupancy and
buying costs     337,998,321. 327,165,606  301,153,755  274,433,316  238,061,208


Gross profit ..  177,524,130  173,670,758  156,170,866  145,152,265  125,028,706


Selling, general
and administrative
expenses         132,175,827  133,253,149  120,130,587  108,565,208   95,349,636

Depreciation &
amortization      15,828,346   14,063,455   12,126,781    9,177,014    7,689,825

Write-down of
underperforming and
closed store
assets             2,848,000         --           --           --           --


Operating income  26,671,957   26,354,154   23,913,499   27,410,043   21,989,246


Interest income    3,343,202    2,670,331    1,726,717    2,338,217    3,002,872

Earnings before
income taxes ..   30,015,159   29,024,485   25,640,216   29,748,260   24,992,118

Income taxes ..   11,106,000   10,739,000    9,487,000   10,709,000    8,798,000

Net earnings .. $ 18,909,159 $ 18,285,485 $ 16,153,216 $ 19,039,260 $ 16,194,118

Earnings per
share           $       0.84 $       0.82 $       0.73 $       0.86 $       0.74

Weighted average
shares
outstanding       22,413,267   22,266,091   22,177,063   22,019,742   21,805,478


Balance sheet data:
Working capital $122,729,756 $103,309,912 $ 89,050,887 $ 83,476,171 $ 73,477,379
Total assets .. $265,722,687 $243,521,055 $217,862,655 $202,385,657 $173,360,191
Long-term debt  $  3,500,000 $  3,500,000         --           --           --
Shareholders'
equity          $199,095,904 $178,937,938 $159,197,953 $142,002,672 $120,339,195

Percent of net sales:

Cost of sales,
including occupancy and
buying costs            65.6%       65.3%        65.9%        65.4%        65.6%
Gross profit            34.4%       34.7%        34.1%        34.6%        34.4%
Selling, general and
administrative expenses 25.6%       26.6%        26.3%        25.9%        26.3%
Operating income         5.2%        5.3%         5.2%         6.5%         6.1%
Net earnings             3.7%        3.7%         3.5%         4.5%         4.5%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation

(*) Consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                  Fiscal Year Ended
                                           July 27,   July 29,    July 30,
                                              1996       1995        1994
                                            --------   --------   --------

Net sales ............................       100.0%     100.0%     100.0%
Cost of sales, including
  occupancy and buying costs .........        65.6%      65.3%      65.9%
Selling, general and
  administrative expenses ............        25.6%      26.6%      26.3%
Depreciation and amortization ........         3.1%       2.8%       2.6%
Writedown of underperforming and
  closed store assets (see footnote 8)         0.6%        --          --
Interest income ......................         0.6%       0.5%       0.4%
Income before income taxes ...........         5.8%       5.8%       5.6%
Net income ...........................         3.7%       3.7%       3.5%


Fiscal 1996 Compared to Fiscal 1995

     Net sales increased by 2.9% to $515.5 million in fiscal 1996, from $500.8 million in fiscal 1995. Same-store sales decreased 3.5% from the prior year. The Company operated 726 stores at July 27, 1996, compared to 766 stores operated at July 29, 1995.

     The increase in net sales in the current year resulted from the Company's store development activity. Although the Company closed 72 stores in fiscal
1996, the Company increased its selling square footage approximately 1% by opening 45 new stores and converting 50 single-format stores into combo stores. The Company's strategy for fiscal 1997 is to continue opening primarily combo stores and converting its existing single-format stores into combos, while aggressively closing its underperforming locations. The decrease in same-store sales in fiscal 1996 resulted primarily from competitive pressures, unseasonable weather and a general price deflation in the women's apparel retail sector.

     Gross Profit (net sales less cost of sales, including occupancy and buying costs) was $177.5 million, or 34.4% of net sales, in fiscal 1996, compared to $173.7 million, or 34.7% of net sales, in fiscal 1995. The decrease in gross profit as a percentage of sales resulted primarily from spreading relatively fixed occupancy and buying costs over decreased comparable store sales.

     Selling, general and administrative expenses (SG&A), expressed as a percentage of net sales, decreased 1.0% in fiscal 1996 versus fiscal 1995. The expense economies of converting stores to the larger combination format and an enhanced company-wide focus on cost controls contributed to this decrease. These factors more than offset the effect of lower comparable store sales on these relatively fixed expenses.

     Depreciation expense was $15.8 million in fiscal 1996, compared to $14.0 million in fiscal 1995. The 12.5% increase in fiscal 1996 resulted primarily from additions to property and equipment for the expansion of the Company's distribution facility in fiscal years 1994 and 1995. Depreciation expense in fiscal 1996 also included a $3.0 million loss on disposal of closed store assets versus $2.3 million in fiscal 1995.

     In the fourth quarter of fiscal 1996, the Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of impairment of (a) long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and (b) long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value. The Company recorded a one time pre-tax charge of $2.8 million in fiscal 1996 resulting from adoption of this statement.

     Interest income in fiscal 1996 increased 25% over fiscal 1995. The increase resulted primarily from an increase in the market value of the Company's managed municipal bond portfolio. (See also Notes 1 and 2 to the Consolidated Financial Statements).

FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales increased by 9.5% to $500.8 million in fiscal 1995 from $457.3 million in fiscal 1994. Same-store sales decreased 1.4% from the prior year. The Company operated 766 stores at July 29, 1995 compared to 688 stores operated at July 30, 1994.

     The increase in net sales in fiscal 1995 resulted primarily from the Company's store development activities. In fiscal 1995, the Company increased selling square footage by approximately 4% by opening 108 new stores while closing 30 existing stores.

     Gross Profit increased to 34.7% of sales in fiscal 1995 from 34.1% of net sales, in fiscal 1994. The decrease in cost of goods sold as a percentage of net sales resulted primarily from improved initial margins which offset higher occupancy costs from both new stores and expanded existing stores.

     SG&A expenses (restated to exclude depreciation) were $133.3 million in fiscal 1995, compared to $120.1 million in fiscal 1994, an increase of 10.9%. As a percentage of net sales, SG&A was 26.6% compared to 26.3% of net sales in the prior year. The increase in SG&A as a percentage of sales primarily resulted from spreading relatively fixed occupancy and buying costs over decreased comparable store sales and the corporate relocation to Suffern, New York.

     Depreciation expense was $14.0 million in fiscal 1995, compared to $12.1 million in fiscal 1994. The increase in fiscal 1995 resulted primarily from additions to property and equipment from the Company's store development activities. The loss on disposal of closed store assets was $2.3 million in fiscal 1995 versus $1.2 million in fiscal 1994.

     Interest income in fiscal 1995 increased by 54.6% over fiscal 1994. The increase resulted primarily from the increase in the market value of the Company's managed municipal bond portfolio.

Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening of new stores, the remodeling of existing stores, the continued expansion of its successful Dress Barn Woman and combo formats and the relocation of its headquarters. Total capital expenditures were $17.1 million, $22.0 million and $23.4 million in fiscal 1996, 1995 and 1994, respectively. A total of approximately $15 million of capital expenditures during fiscal 1994 and fiscal 1995 were for the new Suffern facility. In conjunction with the new facility, the Company accepted a $3.5 million low interest industrial revenue loan in fiscal 1995 from New York State Urban Development Corporation.

     The Company's cash, cash equivalents, marketable securities and investments increased approximately $19 million in fiscal 1996 from fiscal 1995. This was primarily due to the increase in earnings and a decrease in SG&A expenses. The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. This has allowed the Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) to improve steadily over the past three years (1.50, 1.25 and 1.17 at the end of the 1996, 1995 and 1994 fiscal years, respectively). Merchandise inventories at July 27, 1996 increased a modest $1.7 million from July 29, 1995 as the Company has continued to keep its inventory levels in line with sales. The Company's net cash provided by operations in fiscal 1996 increased to $35.6 million as compared to $27.6 million in fiscal 1995 and $23.7 million in fiscal 1994. The increase in fiscal 1996 was due to the increase in earnings and favorable income tax cash planning. During this three-year period, the Company has increased its cash and investments by $30.2 million and financed its expansion and corporate relocation while only incurring $3.5 million in long-term debt.

     In fiscal 1997 the Company plans to spend approximately $17.5 million to open approximately 60 additional stores and continue its store remodeling program. The Company expects to finance this expansion and its foreseeable operating and capital needs through internally generated funds.

     At July 27, 1996, the Company had $81.8 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was $122.7 million at July 27, 1996. In addition, the Company had available $95 million in unsecured lines of credit bearing interest at below the prime rate. The Company had no debt outstanding under any of the lines at July 27, 1996. However, borrowings were limited by approximately $32 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

Inflation

     General inflation has historically had only a minor effect on the Company' results of operations as the Company has generally been able to maintain its sales prices of merchandise sold. The Company expects this trend to continue in fiscal 1997, with no significant increase in its selling prices planned.


Seasonality

     Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during the other three fiscal quarters. This decline reflects the intense promotional atmosphere that has accompanied the Christmas shopping season in recent years. The Company does not expect this trend to change in fiscal 1997 and anticipates earnings for its second quarter of fiscal 1997 to be significantly less than the other three quarters.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.
ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14.  (a) (1)  FINANCIAL STATEMENTS                             PAGE NUMBER
---------------------------------------                             -----------

Independent Auditors' Report ...............................             F-1
Consolidated Balance Sheets ................................             F-2
Consolidated Statements of Earnings ........................             F-3
Consolidated Statements of Shareholders' Equity ............             F-4
Consolidated Statements of Cash Flows ......................             F-5
Notes to Consolidated Financial Statements .................     F-6 to F-11

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 14.  (a) (3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(nn), 22 and 24 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                               Incorporated By
                                                                Reference From

3(c)   Amended and Restated Certificate of Incorporation .............   (1)

3(e)   Amended and Restated By-Laws ..................................   (1)

3(f)   Amendments to Amended and Restated Certificate of Incorporation   (5)

3(g)   Amendments to Amended and Restated By-Laws ....................   (5)

3(h)   Amendments to Amended and Restated By-Laws ....................   (6)

4(a)   Specimen Common Stock Certificate .............................   (1)

10(a)  1993 Incentive Stock Option Plan ..............................  (10)

10(b)  Employment Agreement With Burt Steinberg ......................   (1)

10(e)  Agreement for Issuance of Stock to Arthur Ziluck ..............   (1)

10(f)  Agreement terminating Agreement for Purchase of Certain Stock
       from Elliot S. Jaffe upon death ...............................   (6)

10(g)  Agreement terminating Agreement for Purchase of Certain Stock
       from Roslyn S. Jaffe upon death ...............................   (6)

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

       10(k)   Wilton, CT store                                          (1)

       10(l)   Danbury, CT store                                         (1)

       10(m)   Branford, CT store                                        (1)

       10(o)   Mt. Kisco, NY store                                       (1)

      10(hh)   Norwalk, CT  Dress Barn Woman store                       (8)

      10(ii)   Branford, CT  Dress Barn Woman store                      (8)

10(r)  Amendments to Employment Agreement with Burt Steinberg ........   (2)

10(v)  Employment Agreement with Eric Hawn ...........................   (4)

10(w)  Agreement for Advances with Eric Hawn .........................   (4)

10(z)  Extension of Employment Agreement with Burt Steinberg .........   (5)

10(aa) The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan .....   (5)

10(cc) Employment Agreement with Armand Correia ......................   (7)

10(dd) Nonqualified Stock Option Agreement with Armand Correia .......   (7)

10(ff) Nonqualified Stock Option Agreement with Elliot Jaffe .........   (7)

10(gg) Nonqualified Stock Option Agreement with Burt Steinberg .......   (7)

10(jj) Employment Agreement with David Montieth ......................   (8)

10(kk) Employment Agreement with David Jaffe .........................   (8)

10(mm) Lease between Dress Barn and AT&T for .........................   (9)
       Office and Distribution Space in Suffern, New York

10(nn) The Dress Barn, Inc. 1995 Stock Option Plan

22     Subsidiaries of the Registrant

24     Independent Auditors' Consent


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

ITEM 14.  (b)  REPORT ON FORM 8-K

               The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 27, 1996.

ITEM 14.  (c)  EXHIBITS

     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 10(nn), 22 and 24 which are filed as part of this Report.

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

     Signature                     Title                                  Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe              Chairman of the Board and                  10/23/96
                             Chief Executive Officer
                             (Principal Executive Officer)

/s/ ROSLYN S. JAFFE
Roslyn S. Jaffe              Director and Secretary and Treasurer       10/23/96

/s/ BURT STEINBERG
Burt Steinberg               Director and President                     10/23/96
                             and Chief Operating Officer

/s/ KLAUS EPPLER
Klaus Eppler                 Director                                   10/23/96

/s/ DONALD JONAS
Donald Jonas                 Director                                   10/23/96

/s/ MARK S. HANDLER
Mark S. Handler              Director                                   10/23/96

/s/ EDWARD D. SOLOMON
Edward D. Solomon            Director                                   10/23/96

/s/ ARMAND CORREIA
Armand Correia               Chief Financial Officer (Principal         10/23/96
                             Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries as of July 27, 1996 and July 29, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and subsidiaries as of July 27, 1996 and July 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 1996, in conformity with generally accepted accounting principles.

Stamford, Connecticut
September 20, 1996

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                       July 27,      July 29,
ASSETS                                                     1996          1995

Current Assets:

     Cash & cash equivalents ...................... $  9,517,302 $  7,378,747
     Marketable securities and investments (Note 2)   81,787,882   64,412,660
     Merchandise inventories ......................   89,790,984   88,044,774
     Prepaid expenses and other ...................    2,769,809    3,439,685

        Total Current Assets ......................  183,865,977  163,275,866

Property and Equipment:

     Leasehold improvements .......................   51,008,298   48,908,048
     Fixtures and equipment .......................   88,454,311   80,617,805
     Computer software ............................    7,603,314    6,915,150
     Automotive equipment .........................      342,283      255,237

                                                     147,408,206  136,696,240
     Less accumulated depreciation
       and amortization ...........................   66,503,707   57,072,264

                                                      80,904,499   79,623,976

Other Assets ......................................      952,211      621,213

                                                    $265,722,687 $243,521,055

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts payable- trade ...................... $ 37,198,907 $ 38,424,376
     Accrued expenses ..............................  20,903,368   16,652,543
     Customer credits ..............................   2,062,184    1,487,579
     Income taxes payable ..........................     971,762    3,401,456

        Total Current Liabilities ..................  61,136,221   59,965,954

Deferred Income Taxes ..............................   1,990,562    1,117,163

Long-Term Debt (Note 3) ............................   3,500,000    3,500,000

Commitments (Note 6)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none ................        --           --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,573,462 and 23,320,108
               shares, respectively
       Outstanding- 22,568,462 and 22,315,108
               shares, respectively ................   1,178,673    1,166,005
     Additional paid-in capital ....................  16,529,497   15,055,061
     Retained earnings ............................. 187,110,242  168,201,083
     Treasury stock, at cost .......................  (5,705,612)  (5,705,612)
     Unrealized holding (loss) gain on marketable ..     (16,896)     221,401
      securities
                                                     199,095,904  178,937,938

                                                    $265,722,687 $243,521,055
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings

                                                  Year Ended
                         ------------------------------------------------------
                                       July 27,     July 29,     July 30,
                                           1996         1995         1994
                         ------------------------------------------------------

Statement of earnings data:

Net sales ........................ $515,522,451 $500,836,364 $457,324,621
Cost of sales, including
  occupancy and buying costs .....  337,998,321  327,165,606  301,153,755

Gross profit .....................  177,524,130  173,670,758  156,170,866

Selling, general and
  administrative expenses ........  132,175,827  133,253,149  120,130,587
Depreciation and amortization ....   15,828,346   14,063,455   12,126,781
Write-down of underperforming
  and closed store assets (Note 8)    2,848,000         --           --

Operating income .................   26,671,957   26,354,154   23,913,499

Interest income- net .............    3,343,202    2,670,331    1,726,717

   Earnings before
     income taxes ................   30,015,159   29,024,485   25,640,216

Income taxes .....................   11,106,000   10,739,000    9,487,000

   Net earnings .................. $ 18,909,159 $ 18,285,485 $ 16,153,216


Earnings per share ............... $       0.84 $       0.82 $       0.73

Weighted average
  shares outstanding .............   22,413,267   22,266,091   22,177,063


See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity Unrealized

                                                                        Additional                          Holding(Loss)    Total
                                                    Common Stock         Paid-In      Retained      Treasury   Gain on Shareholders'
                                               Shares        Amount      Capital      Earnings       Stock    Marketable     Equity
                                                                                                             Securities
                               ----------------------------------------------------------------------------------------------
Balance, July 31, 1993 ...................  22,129,662  $  1,156,733  $12,789,169 $133,762,382 $(5,705,612)        $-  $142,002,672
Deferred compensation ....................      15,000           750      453,730                                           454,480
Employee Stock Purchase Plan activity ....      35,244         1,762      390,047                                           391,809
Shares issued pursuant to exercise of stock     41,862         2,093      193,683                                           195,776
options
Net earnings .............................                                          16,153,216                           16,153,216

Balance, July 30, 1994 ...................  22,221,768     1,161,338   13,826,629  149,915,598  (5,705,612)      --     159,197,953
Deferred compensation ....................      25,000         1,250      644,053                                           645,303
Employee Stock Purchase Plan activity ....      43,490         2,175      389,586                                           391,761
Shares issued pursuant to exercise of stock     15,461           773       85,786                                            86,559
options
Shares issued in connection with purchase
     of JRL Consulting Corp. .............       9,389           469      109,007                                           109,476
Unrealized holding gain on marketable secur                                                                   221,401       221,401
Net earnings .............................                                          18,285,485                           18,285,485

Balance, July 29, 1995 ...................  22,315,108     1,166,005   15,055,061  168,201,083  (5,705,612)   221,401   178,937,938
Deferred compensation ....................      42,882         2,144      183,405                                           185,549
Employee Stock Purchase Plan activity ....      21,643         1,082      226,150                                           227,232
Shares issued pursuant to exercise of stock    188,829         9,442    1,064,881                                         1,074,323
options
Unrealized holding loss on marketable secur                                                                  (238,297)     (238,297)
Net earnings .............................                                          18,909,159                           18,909,159

Balance, July 27, 1996 ...................  22,568,462  $  1,178,673  $16,529,497 $187,110,242 ($5,705,612) ($ 16,896) $199,095,904

See notes to consolidated financial statements


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                          Year Ended
                                                      ----------------------------------------------
                                                            July 27,       July 29,       July 30,
                                                                1996           1995           1994
                                                      ----------------------------------------------
Operating Activities:
Net earnings ......................................... $  18,909,159  $  18,285,485  $  16,153,216
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment (net) ..............................    12,855,213     11,453,788      9,822,273
      Write-down of underperforming and
        closed store assets (Note 8) .................     2,848,000           --             --
      Loss on disposal of closed store assets ........     2,973,133      2,301,332      1,152,254
      Increase (decrease) in deferred income taxes ...       873,399       (770,000)       609,812
      Deferred compensation ..........................       185,549        754,779        251,480
      Changes in assets and liabilities:
         Increase in merchandise inventories .........    (1,746,210)    (8,443,758)    (6,197,778)
         Decrease in prepaid expenses ................       669,876        797,741      3,862,595
         (Increase) decrease in other assets .........      (330,998)        60,498        175,330
         (Decrease) increase - accounts payable- trade    (1,225,469)    (3,276,232)     1,710,136
         Increase (decrease) in accrued expenses .....     1,402,825      3,611,530     (2,657,896)
         Increase (decrease) in customer credits .....       574,605        346,056       (265,464)
         (Decrease) increase in income taxes payable .    (2,429,694)     2,507,061       (911,871)

       Total adjustments .............................    16,650,229      9,342,795      7,550,871


        Net cash provided by operating activities ....    35,559,388     27,628,280     23,704,087


Investing Activities
    Purchases of property and equipment - net ........   (17,108,869)   (22,026,578)   (23,380,234)
    Sales and maturities of marketable securities and    110,613,332     24,548,148      9,516,454
         investments
    Purchases of marketable securities and investments  (128,226,751)   (33,417,429)   (13,814,678)

       Net cash used in investing activities .........   (34,722,388)   (30,895,859)   (27,678,458)

Financing Activities
    Proceeds from long term debt .....................          --        3,500,000           --
    Proceeds from Employee Stock Purchase Plan .......       227,232        391,761        391,809
    Proceeds from stock options exercised ............     1,074,323         86,559        195,776

      Net cash provided by financing activities ......     1,301,555      3,978,320        587,585


Net increase (decrease) in cash and cash equivalents .     2,138,555        710,741     (3,386,786)
Cash and cash equivalents- beginning of period .......     7,378,747      6,668,006     10,054,792


Cash and cash equivalents- end of period ............. $   9,517,302  $   7,378,747  $   6,668,006

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes ....................... $  13,839,736  $   9,001,939  $   9,285,361

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                         Three Years Ended July 27, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of discount women's apparel specialty stores. The stores, operating principally under the name "Dress Barn", offer in-season, moderate to better quality fashion apparel. The Company operates in one business segment.

        Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July.

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

        Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers its highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost which approximates market value. The majority of the Company's money market funds are maintained with one financial institution.

        Marketable securities and investments

     The Company has categorized its marketable securities as available for sale, stated at market value. The unrealized holding gains and losses are included in shareholders' equity until realized. The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income. Other investments, due to their nature, are carried at cost.

        Earnings per share

     Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.

        Reclassifications

     Certain amounts in prior years' financial statements have been reclassified for comparative purposes.

        Use of estimates

     The preparation of the financial statements in conjunction with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock based compensation

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123"), was issued. SFAS 123 requires the Company elect to either adopt a fair value based expense recognition method of accounting for stock-based compensation plans or continue to use the current valuation methods with pro forma disclosure of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected to retain its current method of accounting for stock-based compensation and provide the required disclosures in its financial statements. The Company will adopt SFAS 123 in the fiscal year ending July 26, 1997.

        Disclosure about fair value of financial instruments

     The fair value of financial instruments classified as current assets or liabilities approximate carrying amount due to the short-term maturity of the instruments. The fair value of long term debt, discounted using current borrowing rates available for financings with similar terms and maturities, was approximately $2.0 million and $1.9 million at the end of the 1996 and 1995 fiscal years, respectively.

2.      MARKETABLE SECURITIES AND INVESTMENTS

     Marketable securities and investments included the following:

                                     July 27, 1996        July 29, 1995
                                     -------------        -------------
                                  Fair    Amortized     Fair    Amortized
                                 Value       Cost       Value       Cost
                                ------     -------      ------     -------

Money Market Funds ......... $ 1.876,000 $ 1.876,000 $18,313,000 $18,313,000
US Govt. Bonds & Notes .....  25,853,000  25,842,000
Short Term Investments .....   9,019,000   9,019,000
Other Investments ..........   5,012,000   5,012,000
Tax Free Municipal Bonds ...  38,373,000  38,178,000  44,409,000  44,000,000
US Govt. Securities Fund ...   1,655,000   1,878,000   1,691,000   1,878,000
                             ----------- ----------- ----------- -----------
                             $81,788,000 $81,805,000 $64,413,000 $64,191,000
                             =========== =========== =========== ===========

        The scheduled maturities of marketable securities and investments at July 27, 1996 are:

      Due In                                     Fair Value   Amortized Cost
-------------------------                    ---------------  -------------
One year or less ............................ $   36,047,000 $   36,236,000
One year through five years .................     45,519,000     45,349,000
Six years through ten years .................        222,000        220,000
After ten years .............................           --             --
                                              -------------- --------------
                                              $   81,788,000 $   81,805,000
                                              ============== ==============

     Unrealized holding gains and losses at July 27, 1996 netted to an unrealized loss of approximately $17,000. Proceeds and gross realized gains from the sale of securities in Fiscal 1996 were $110,613,000 and $607,000, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

3.      LONG-TERM DEBT

     The Company incurred long term debt for the first time in October 1994 when it borrowed $3.5 million from New York State Urban Development Corporation. The $3.5 million unsecured loan, due October 1, 2004, provides for the payment of interest at rates ranging from 0% to 3% over the term of the loan. Interest commences November 1, 1996 and is paid monthly thereafter. The loan agreement has no restrictive covenants, but requires a $3.5 million irrevocable letter of credit in favor of the lender to guarantee its repayment. The Company had no other long-term debt outstanding at any time during the three years ended July 27, 1996.

     At July 27, 1996 the Company had unsecured lines of credit with three banks totaling $95 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 27, 1996. However, the credit lines available were reduced by approximately $32 million of outstanding letters of credit.

4.      EMPLOYEE BENEFIT PLANS

     In August 1995, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeds the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1996, 1995 and 1994, the Company incurred expenses of $712,000, $555,000, and $575,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan which allows employees to purchase shares of company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

5.      INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                       Year ended
                                            July 27,    July 29,     July 30,
                                                1996        1995         1994
                                           ---------    --------     --------

Federal:

Current ........................         $ 8,428,000 $ 8,815,000  $ 7,280,000
Deferred .......................             169,000    (608,000)     228,000
                                         ----------- -----------  -----------
                                           8,597,000   8,207,000    7,508,000
State:

Current ........................           2,742,000   2,694,000    1,919,000
Deferred .......................            (233,000)   (162,000)      60,000
                                         -----------  ----------   ----------

                                           2,509,000   2,532,000    1,979,000
                                          ----------  ----------   ----------

                                         $11,106,000 $10,739,000   $9,487,000
                                         =========== ===========  ===========

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                 July 27,   July 29,   July 30,
                                                     1996       1995       1994
                                                ---------   --------   --------

Deferred tax liabilities:

     Depreciation ..........................   $5,433,007 $6,482,842 $4,646,641
     Other items ...........................    1,315,251    953,237  3,027,557
                                               ---------- ---------- ----------
        Total deferred tax liabilities .....    6,748,258  7,436,079  7,674,198
                                               ---------- ---------- ----------
Deferred tax assets:
     Inventory capitalization for tax purposes  1,619,554  2,302,648  2,067,669
     Other items ...........................    3,138,135  4,016,268  3,719,366
                                               ---------- ---------- ----------
        Total deferred tax assets ..........    4,757,689  6,318,916  5,787,035
                                               ---------- ---------- ----------
                 Net deferred tax liabilities  $1,990,562 $1,117,163 $1,887,163
                                               ========== ========== ==========

     The net deferred tax liabilities were comprised of approximately $410,000 in state deferred taxes and $1,581,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                     Year ended
                                           July 27,   July 29,   July 30,
                                               1996       1995       1994
                                           ---------   --------   --------

Statutory tax rate .....................       35.0%      35.0%      35.0%
State taxes - net of federal
  benefit ..............................        5.6        6.1        5.5
Other - net ............................       (3.6)      (4.1)      (3.5)
                                            --------   --------   --------

Effective tax rate .....................       37.0%      37.0%      37.0%
                                            ========   ========   ========


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

     A summary of occupancy costs follows:

                                                         Year ended
                                             July 29,     July 27,     July 30,
                                                 1996         1995         1994
                                         ------------ ------------ ------------

Base rentals ........................... $ 56,113,000 $ 47,942,000 $ 42,641,000
Percentage rentals .....................       94,000      167,000      149,000
Other occupancy costs ..................   19,626,000   18,299,000   13,796,000
                                         ------------ ------------ ------------

Total .................................. $ 75,833,000 $ 66,408,000 $ 56,586,000
                                         ============ ============ ============

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 27, 1996:

             Fiscal Year                                                Amount
            -------------                                           ------------
                1997                                              $   49,380,000
                1998                                                  43,291,000
                1999                                                  35,332,000
                2000                                                  26,342,000
                2001                                                  17,178,000
        Subsequent years                                              41,458,000

        Total future minimum rentals                                $212,981,000

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

    Leases with related parties

     The Company leases five stores from the Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 27, 1996, included in the above schedule, are approximately $413,631 annually and aggregate $1,578,694. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1996, 1995 and 1994 under these leases amounted to approximately $492,000, $429,000 and $430,000, respectively.

7.      STOCK OPTION PLANS

     The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's Common Stock. The exercise price of the options granted under both plans may not be less than the market price of the Common Stock at the date of grant. All options granted under both plans vest over a five year period. The Company's 1987 Non-Qualified Stock Option Plan provides for the granting of options to purchase up to 1,000,000 shares of Common Stock to key employees. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of Common Stock. As of July 27, 1996 no options had been issued under the 1995 Stock Option Plan. Compensation expense resulting from the issuance of non-qualified options is recognized on a straight-line basis over the vesting term of the option agreement. As of July 27, 1996, a total of 675,914 options issued to date were exercisable.

     The following summarizes the activities in all Stock Option Plans:

                              Number of     Option Price Range
                                Shares         (Per share)

Outstanding - July 31,1993      823,102       $ 3.00 -12.50


        Granted ..........      528,950        10.53 -11.25
        Exercised ........      (41,862)        5.36 - 8.25
        Canceled .........      (52,848)        5.36 - 8.38
                              ---------      -------   ----

Outstanding - July 30,1994    1,257,342    $    3.00 -12.50
                              ---------      -------   ----

        Granted ..........      406,079         8.25 - 8.87
        Exercised ........      (15,461)        5.36 - 6.41
        Canceled .........     (255,327)        3.34 -10.53
                              ---------      -------   ----

Outstanding - July 29,1995    1,392,633    $    3.00- 12.50
                              ---------      -------   ----

        Granted ..........      124,750         9.15 - 9.15
        Exercised ........     (188,829)        5.36 - 9.15
        Canceled .........      (55,261)        5.36 - 8.53
                              ---------      -------   ----

Outstanding - July 27,1996    1,273,293    $    3.00- 12.50
                              =========      =======   ====


8.      WRITE-DOWN OF UNDERPERFORMING AND CLOSED STORE ASSETS

     In the fourth quarter of fiscal 1996, the Company implemented the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of impairment of (a) long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and (b) long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value. The effect of such accounting change on periods prior to the fourth quarter of fiscal 1996 was not material.

9. QUARTERLY RESULTS OF OPERATIONS (unaudited)
($000 omitted except per share amounts)

                                   Fourth      Third    Second      First
                                  Quarter    Quarter    Quarter    Quarter
Year ended July 27, 1996          -------    -------    -------    -------

Net Sales ....................   $133,871   $125,174   $119,127   $137,351
Gross Profit,
  less occupancy
  and buying costs ...........     46,604     43,783     38,750     48,387
Income Taxes .................      3,533      3,018      1,017      3,538
Net Earnings .................      6,016      5,137      1,731      6,025
Earnings Per Share(*) ........   $    .27   $    .23   $    .08   $    .27


                                   Fourth      Third    Second      First
                                  Quarter    Quarter    Quarter    Quarter
Year ended July 29, 1995          -------    -------    -------    -------

Net Sales ....................   $130,559   $123,541   $116,660   $130,076
Gross Profit,
  less occupancy
  and buying costs ...........     44,603     43,798     38,578     46,692
Income Taxes .................      2,623      2,941      1,421      3,754
Net Earnings .................      4,468      5,002      2,423      6,392
Earnings Per Share(*) ........   $    .20   $    .22   $    .11   $    .29

(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share in fiscal 1996.

                                 EXHIBIT 10(nn)

                              THE DRESS BARN, INC.
                             1995 STOCK OPTION PLAN

                         (Effective September 27, 1995)

        1. Purpose. The purpose of this Stock Option Plan (the "Plan") is to further the best interests of The Dress Barn, Inc., a Connecticut corporation (the "Corporation"), and its subsidiaries ("Subsidiaries", as such term is defined in Section 424 of Internal Revenue Code of 1986, as amended (the "Code")), from time to time, by encouraging its key employees and persons who are not employees of the Corporation but whose efforts are expected to be of substantial benefit to the Corporation, as is more fully set forth in Section 5 of this Plan, to continue association with the Corporation, and by providing additional incentive for outstanding performance through offering an opportunity to acquire a proprietary stake in the Corporation and its future growth. The Corporation believes that this goal may best be achieved by granting stock options to such persons.

        The stock options to be granted pursuant to this Plan (hereinafter called "Options") may be Incentive Stock Options ("ISOs") as provided for in
Section 422 of the Code, or may be Non-Incentive Stock Options ("Non-ISOs"). All Options which are intended to qualify as ISOs shall be clearly identified in writing as such. The terms and conditions of ISOs shall comply with the provisions of this Plan which have been inserted herein to reflect the requirements of the aforementioned Section 422 of the Code. All ISOs granted pursuant to this Plan, as well as the provisions of this Plan pertaining to ISOs, shall be construed and interpreted in a manner consistent with the requirements of the aforementioned Section 422 of the Code and the regulations thereunder, and any provisions of this Plan that would be in conflict with the requirements of Section 422 shall be inapplicable to such Options. The Non-ISOs will not be subject to such conditions and limitations and may be granted in amounts that may be in excess of or less than the permissible annual amounts of ISOs as set forth in Section 6(a) hereof. All Non-ISOs shall be clearly identified in writing as Non-ISOs.

        2. Option Shares. (a) The shares of the Corporation's stock which may be made subject to Options granted pursuant to this Plan shall be no more than a total of 2,000,000 shares of the authorized but unissued common stock, par value $.05 per share, of the Corporation, or shares of common stock held in the treasury (hereinafter called "Common Stock"). If any outstanding Options granted pursuant to this Plan expire, lapse or terminate for any reason other than the exercise thereof, the shares of Common Stock subject to the unexercised portion of such Options may again be made subject to Options granted pursuant to this Plan. Until termination of the Plan, the Corporation shall at all times reserve a sufficient number of shares of Common Stock to meet the requirements of the Plan. Any shares of Common Stock not subject to Options at the termination of this Plan shall cease to be reserved for the purposes of the Plan.

               (b) The maximum number of shares of Common Stock that may be granted under this Plan during each calendar year to any Employee (as defined herein) shall not exceed 150,000 (the "Cap") (subject to any adjustment in accordance with Section 14 hereof); provided, however, that if the Corporation grants to an Employee during any calendar year Options to purchase a number of shares of Common Stock that is less than the Cap, or does not grant any Options during any calendar year to an Employee, then the amount of such shortfall shall be carried forward and added to the Cap in subsequent years with respect to such Employee until it is eliminated.

     3. Effective Date of Plan. This Plan has been adopted by the Board of Directors of the Corporation (the "Board of Directors") and shall take effect immediately upon the date hereof, subject to approval by the Corporation's shareholders.

     4. Administration of the Plan. The Plan shall be administered by a committee of two or more individuals (the "Committee"), which shall be appointed by the Board of Directors. All members of the Committee shall be "disinterested persons" within the meaning of Rule 16(b)-3 under the Securities Exchange Act of 1934, as amended, and "outside directors" within the meaning of any applicable regulation under the Code. No member of the Committee shall, while a member, be eligible to participate in this Plan. The Committee may from time to time interpret this Plan, adopt, amend and rescind such rules and regulations for carrying out this Plan, and take such other action in the administration of this Plan, not inconsistent with the provisions hereof, as the Committee shall deem advisable. Any determination, interpretation or decision of the Committee under this Plan may be made by a writing signed by its members, without a notice or meeting of the Committee. All decisions and determinations in respect of and all interpretations of the provisions of the Plan shall be made solely by the Committee, which decisions, determinations and interpretations shall be conclusive and binding on the Corporation and all other persons or entities. No member of the Committee shall be liable for any action, decision, determination or interpretation made in good faith with respect to the Plan or any Options granted under it.

        5. Eligibility. The persons eligible to participate in the Plan as recipients of Options shall include the employees of the Corporation or of any of its Subsidiaries who hold executive or other positions in the management of the affairs of the Corporation and of its Subsidiaries ("Employees"), and persons who are not employees of the Corporation, but whose efforts are expected to be of substantial benefit to the Corporation (together with Employees, "Eligible Persons").

        6. Grant of Options. (a) The Corporation, by action of the Committee, subject to the provisions of this Plan, may, from time to time, grant Options to purchase shares of Common Stock to such Eligible Persons and for such number of shares of Common Stock as may be selected by the Committee; provided, however, that only Employees shall be eligible to receive ISOs. Each grant of an Option pursuant to this Plan shall be made in writing and upon such terms and conditions as may be determined by the Committee at the time of grant, subject to the provisions and limitations set forth in this Plan. The grant of such Option shall be evidenced by written notice executed by such person(s) as have been authorized by the Committee. The aggregate fair market value (determined as of the time an Option is granted) of the Common Stock for which any Employee is granted ISOs that are first exercisable by such Employee at any time in any calendar year under all plans of the Corporation and its Subsidiaries shall not exceed $100,000.

               (b) No Option shall be granted hereunder on or after the tenth anniversary of the date on which the Plan is adopted by the Board of Directors, but Options previously granted may extend beyond that date.

        7. Option Price. (a) The purchase price for each share of Common Stock issued upon exercise of an Option granted pursuant to this Plan (hereinafter called the "Option Price") shall be determined by the Committee; provided, however, that in the case of grants of ISOs, the Option Price shall in no event be less than 100% (110% for ISOs granted to a greater than ten-percent holder) of the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date the ISO is granted. A "greater than ten-percent holder" shall mean any Employee who at the time of grant owns directly, or is deemed to own by reason of the attribution rules set forth in Section 424(d) of the Code, stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any Subsidiary.

               (b) The Fair Market Value of a share of Common Stock shall equal the mean between the high and low sales prices of the Common Stock quoted through the National Association of Securities Dealers, Inc. Automated Quotations System on the day of determination or, in the absence of reported sales on such day, the mean between the reported bid and asked prices through such market system on such day; provided, however, that if the Committee determines that such mean does not properly reflect the fair market value of the Common Stock, the Fair Market Value shall be determined by the Committee using such method as it deems reasonable and consistent with the applicable requirements of the Code and the regulations issued thereunder that are applicable to incentive options.

        8. Duration of Options. The period for which each Option granted hereunder shall be effective shall commence upon the date of the grant of the Option and shall continue until the date that is determined by the Committee, not to exceed ten (10) years (five (5) years in the case of an ISO granted to a greater than ten-percent holder) from the date of grant (the "Option Period"). In addition to and in limitation of the above, the Option Period of any Option granted pursuant to this Plan shall terminate upon the earliest of the following dates:

               (a) One (1) month after the date upon which the Eligible Person holding such Option (hereinafter called the "Optionee") ceases to be an employee of, a consultant to or otherwise associated with, the Corporation and its Subsidiaries, unless such cessation occurs in a manner described in subsections
(b), (c) or (d) below.

               (b) Three (3) months after an option who is an Employee ceases to be an employee by reason of "Retirement", which term shall mean the Optionee's termination of employment with the Corporation or any of its subsidiaries at or after (I) age 65 if the Optionee has been employed by the Corporation or any of its Subsidiaries for at least one year or (ii) age 60 if the Optionee has been employed by the Corporation or any of its Subsidiaries for at least three years.

               (c) Six (6) months after the death or permanent disability of the Optionee if the Optionee dies or becomes permanently disabled while being an Employee or a consultant to or otherwise associated with the Corporation or any of its Subsidiaries. (For purposes of this Plan, "permanent disability" shall mean the failure or inability of any Optionee to perform substantially the usual duties and obligations of such individual on behalf of the Corporation or its Subsidiaries for 180 days during any 270 day period because of any mental or physical incapacity, as determined by the Committee).

               (d) At the time the employee or other association of the Optionee with the Corporation or its Subsidiaries is terminated by the Corporation for cause. (For purposes of this Plan, "cause" shall mean any of the following: (i) willful malfeasance, willful misconduct or gross negligence by the Optionee in connection with his or her duties, (ii) continuing refusal by an Optionee to perform his or her duties under any lawful direction of his or her supervisor or the Board of Directors of the Corporation after notice of any such refusal to perform such duties or direction was given to such Optionee, (iii) any willful and material breach of fiduciary duty owing to the Corporation or its Subsidiaries by the Optionee, (iv) the conviction of the Optionee for commission of a felony or any other crime resulting in pecuniary loss to the Corporation or its subsidiaries (such as theft, embezzlement or fraud) or involving moral turpitude, or (v) habitual drunkenness or narcotics addiction.)

        Nothing contained herein shall limit whatever right the Corporation or any of its Subsidiaries might otherwise have to terminate the employment of any Employee, or any contractual arrangement with any Optionee, and neither this Plan nor any Option granted hereunder shall confer on an Optionee any right to continue in the employ of the Corporation or to continue any contract or association with the Corporation.

        Successive Options may be granted to the same Eligible Person whether or not the Option or Options first granted to such Eligible Person remain unexercised, subject to the limitations set forth in Section 6(a) above.

     9. Non-Transferability. No Option granted pursuant to this Plan may be transferred by the Optionee except by will or the laws of descent or distribution, and, further, during the lifetime of the Optionee, the Option may be exercised only by such Optionee.
        10. Termination of the Plan. This Plan shall terminate upon the close of business on September 26, 2005 unless it shall have sooner terminated by there having been granted and fully exercised Options covering the entire 2,000,000 shares of Common Stock subject to this Plan.

        11. Excercisability of Options. Subject to Section 8 hereof, the Committee shall determine, at the time of each grant, the date or dates when the Options granted to any Eligible Person pursuant to this Plan shall become exercisable. Notwithstanding anything to the contrary contained in the Plan, all Options shall forthwith become immediately exercisable in full upon the consummation of a sale of all or substantially all of the assets or capital stock of the Corporation that has not been approved by the Board of Directors
(whether by means of stock sale, asset sale, merger, consolidation or otherwise); provided, however, that, to the extent the Fair Market Value (determined as of the time an Option is granted) of ISOs granted to any Employee hereunder that would become exercisable pursuant to the provisions of this
Section 11 exceeds $100,000, then only such number of ISOs as shall have a Fair Market Value of $100,000 or less shall become immediately exercisable and the balance shall be carried forward and become exercisable, in whole or in part, in the next calendar year, but only to the extent that the Fair Market Value of ISOs granted to such Employee by the Corporation and its Subsidiaries that become exercisable during such calendar year does not exceed $100,000, and the excess shall be similarly carried forward to future calendar years; provided, however, that the Committee shall have the discretion to convert the excess amount of such ISOs to non-ISOs in lieu of carrying forward such excess amounts.

        12. Procedure for Exercise and Payment for Shares. Exercise of an Option shall be made by the giving of written notice to the Corporation by the Optionee. Such written notice shall be deemed sufficient for this purpose only if delivered to the Corporation at its principal office and only if such written notice states the number of shares with respect to which the Option is being exercised and, further, states the date, not more than ninety (90) days after the date of such notice, upon which the shares of Common Stock shall be purchased and payment therefor shall be made. Payment for shares of Common Stock purchased pursuant to exercise of an Option shall be made at the principal offices of the Corporation. Upon the exercise of any Option in compliance with the provisions of this Section 12 and upon receipt by the Corporation of the payment for the Common Stock so purchased, together with the payment of the amount of any taxes required to be collected or withheld as a result of the exercise of this Option, the Corporation shall deliver or cause to be delivered to the Optionee so exercising an Option a certificate or certificates for the number of shares of Common Stock with respect to which the Option is so exercised and payment is so made. The shares of Common Stock shall be registered in the name of the exercising Optionee, provided that, in no event shall any shares of Common Stock of the Corporation be issued pursuant to exercise of an Option until full payment therefor shall have been made as provided under this Plan. Payment for shares of Common Stock issued pursuant to exercise of an Option may be made, at the election of the Optionee: (i) in cash or by check satisfactory to the Committee, (ii) through the delivery to the Corporation of shares of Common Stock owned by the Optionee (and for which the Optionee has good title free and clear of any liens and encumbrances) or by reduction in the number of shares of Common Stock issuable upon such exercise, based in each case, on the Fair Market Value of the Common Stock on the date of payment, or
(iii) any combination of the foregoing. The Optionee may elect to satisfy any taxes required to be collected or withheld as a result of the exercise of an Option by reducing the number of shares of Common Stock issuable upon such exercise, based on the Fair Market Value of the Common Stock on the date of payment. For purposes of this paragraph, the date of issuance shall be the date upon which payment in full has been received by (or tendered to) the Corporation as provided herein.

        13. Requirements of Law and of Certain Agreements. If any law or any regulation of any commission or agency of competent jurisdiction shall require the Corporation or the exercising Optionee to take any action with respect to the shares of Common Stock acquired by the exercise of an Option, then the date upon which the Corporation shall issue or cause to be issued the certificate or certificates for the shares of Common Stock shall be postponed for a reasonable period to permit compliance with such requirements of law or regulation. Further, if requested by the Corporation, at or before the time of the issuance of the shares with respect to which exercise of an Option has been made, the exercising Optionee shall deliver to the Corporation his or her written statement, reasonably satisfactory in form and content to the Corporation, that he or she intends to hold the shares so acquired by him or her on exercise of his or her Option for investment and not with a view to resale or other distribution thereof to the public in violation of the Securities Act of 1933, as amended. Moreover, in the event that the Corporation shall determine that, in compliance with such Act or other applicable statutes or regulations, it is necessary to register any of the shares of Common Stock with respect to which an exercise of an Option has been made, or to qualify any such shares for exemption from any of the requirements of such Act or any other applicable statute or regulation, no Options may be exercised and no shares shall be issued to the exercising Optionee for a reasonable period to permit the completion of such required action. An Optionee shall acquire none of the rights of a shareholder of the Corporation under this Plan unless and until a certificate or certificates for shares are issued to him or her upon the exercise of Options.

        14. Adjustments. In the event of the declaration of any stock dividend on the Common Stock or in the event of any reorganization, merger, consolidation, recapitalization, stock-split, combination or exchange of shares of Common Stock or like adjustment, the number of shares of Common Stock and the class of shares of Common Stock available pursuant to this Plan and the number and class of shares of Common Stock subject to any Option granted pursuant to this Plan, and the Option exercise prices, shall be adjusted by appropriate changes in this Plan and in any Options outstanding pursuant to this Plan. New stock options may be issued or assumed in a transaction to which Section 424(a) of the Code applies. Any such adjustment to the Plan or to Options or Option exercise prices shall be made by action of the Board of Directors or the Committee, as the case may be, whose determination shall be conclusive; provided, however, that if such Option is an ISO, then such Option granted pursuant to this Plan shall be so adjusted as to continue to qualify as an incentive stock option within the meaning of Section 422 of the Code.

        15. Amendment or Discontinuance of the Plan. The Committee may, insofar as permitted by law, amend, suspend, or discontinue this Plan at any time without restriction; provided, however, that the Committee may not alter or amend or discontinue or revoke or otherwise impair (or change any terms or provisions which would otherwise have been applicable to) any outstanding Options which have been granted pursuant to this Plan and which remain unexercised, except in the event of a merger, reorganization, or other adjustment referred to in Section 14 above, or except in the event that there is secured the written consent of the holder of the outstanding Option proposed to be so altered or amended and, without approval of the shareholders, the Committee may not amend, alter or revise the Plan to increase the number of shares subject to the Plan.

     16. Governing Law. The provisions of this Plan shall be governed by the internal laws of the State of Connecticut, without giving effect to principles governing conflicts of law.

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

                                (All 100% Owned)


                                                            State of
          Subsidiary                                     Incorporation

D.B.R., Inc.                                               Delaware

The Dress Barn, Inc. of
New Hampshire, Inc. (**)                                   New Hampshire

Raxton Corp. (**)                                          Massachusetts

JRL Consulting Corp.                                        New Jersey

D.B.X. Inc.                                                   New York

(**) Inactive Subsidiary

                                                 EXHIBIT 24

                                        INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in registration statement Nos. 33-16857 and 33-17488 (on Form S-8) and 33-16856 (on Form S-3) of our report, dated September 20, 1996 on the consolidated financial statements of The Dress Barn, Inc. and subsidiaries in the Annual Report on Form 10-K for the year ended July 27, 1996.

Stamford, Connecticut
September 20, 1996