Form 10-Q
period 1996-10-26
DRESS BARN INC
filed 1996-12-11
CIK 717724

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                           07-27-1996
[PERIOD-END]                                04-27-1996
[CASH]                                         6646017
[SECURITIES]                                  78026898
[RECEIVABLES]                                  3029716
[ALLOWANCES]                                         0
[INVENTORY]                                   99056510
[CURRENT-ASSETS]                             186759141
[PP&E]                                       149864193
[DEPRECIATION]                                71388485
[TOTAL-ASSETS]                               266025102
[CURRENT-LIABILITIES]                         68399915
[BONDS]                                        3500000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       1176492
[OTHER-SE]                                   191758532
[TOTAL-LIABILITY-AND-EQUITY]                 266025102
[SALES]                                      381651631
[TOTAL-REVENUES]                             381651631
[CGS]                                        250731721
[TOTAL-COSTS]                                 98806728
[OTHER-EXPENSES]                              14100000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           (2453234)
[INCOME-PRETAX]                               20466416
[INCOME-TAX]                                   7573000
[INCOME-CONTINUING]                           12893416
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  12893416
[EPS-PRIMARY]                                      .58
[EPS-DILUTED]                                      .58