Form 10-Q/A
period 1996-10-26
DRESS BARN INC
filed 1996-12-11
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 (Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      October 26, 1996

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

 .05 par value           22,685,516 shares on December 3, 1996

                                 Page 1 of 10


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