Form 10-K/A
period 1996-07-27
DRESS BARN INC
filed 1997-01-23
CIK 717724

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

     Signature                     Title                                  Date

/s/ ELLIOT S. JAFFE

Elliot S. Jaffe              Chairman of the Board and                  1/23/97

                             Chief Executive Officer

                             (Principal Executive Officer)

/s/ ROSLYN S. JAFFE

Roslyn S. Jaffe              Director and Secretary and Treasurer       1/23/97

/s/ BURT STEINBERG

Burt Steinberg               Director and President                     1/23/97

                           and Chief Operating Officer

/s/ KLAUS EPPLER

Klaus Eppler                 Director                                   1/23/97

/s/ DONALD JONAS

Donald Jonas                 Director                                   1/23/97

/s/ MARK S. HANDLER

Mark S. Handler              Director                                   1/23/97

/s/ EDWARD D. SOLOMON

Edward D. Solomon            Director                                   1/23/97

/s/ ARMAND CORREIA

Armand Correia               Chief Financial Officer (Principal         1/23/97
                             Financial and Accounting Officer)

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

Deloitte & Touche LLP
Stamford, Connecticut
September 20, 1996

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

Deloitte & Touche LLP
Stamford, Connecticut
September 20, 1996