Form 10-Q
period 1997-01-25
DRESS BARN INC
filed 1997-03-11
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 (Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      January 25, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 .05 par value           22,802,138 shares on March 7, 1997

                     THE DRESS BARN, INC. AND SUBSIDIARIES
                                     INDEX

                                                                  Page
                                                                  Number

Part I.  FINANCIAL INFORMATION (Unaudited):

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets
                  January 25, 1997 and July 27, 1996                 I-3

                  Consolidated Statements of Income
                  for the Thirteen and
                  Twenty-Six weeks ended
                  January 25, 1997 and January 27, 1996      I-4 and I-5

                  Consolidated Statements of Cash Flows
                  for the Twenty-Six weeks ended
                  January 25, 1997 and January
                  27, 1996                                           I-6

                  Notes to Consolidated Financial
                  Statements                                 I-7 and I-8

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                             I-9 and I-10

Part II. OTHER INFORMATION:

      Item 1.     Legal Proceedings                                    *

      Item 2.     Changes in Securities                                *

      Item 3.     Defaults Upon Senior Securities                      *

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                               I-11

      Item 5.     Other Information                                    *

      Item 6.     Exhibits and Reports on Form 8-K                  I-11

*     Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                      January 25,       July 27,
ASSETS                                                       1997           1996
                                                    -------------  -------------
Current Assets: ...................................                  (unaudited)
     Cash & cash equivalents ...................... $   1,287,484  $   9,517,302
     Marketable securities and investments ........   117,804,947     81,787,882
     Merchandise inventories ......................    75,374,503     89,790,984
     Prepaid expenses and other ...................     1,562,856      2,769,809
                                                    -------------  -------------
        Total Current Assets ......................   196,029,790    183,865,977
                                                    -------------  -------------
Property and Equipment:
     Leasehold improvements .......................    53,354,606     51,008,298
     Fixtures and equipment .......................    92,479,082     88,454,311
     Computer software ............................     8,258,099      7,603,314
     Automotive equipment .........................       380,550        342,283
                                                    -------------  -------------
                                                      154,472,337    147,408,206
     Less accumulated depreciation
       and amortization ...........................    76,075,213     66,503,707
                                                    -------------  -------------
                                                       78,397,124     80,904,499
                                                    -------------  -------------
Other Assets ......................................     1,052,034        952,211
                                                    =============  =============
                                                    $ 275,478,948  $ 265,722,687
                                                    =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade ...................... $  27,065,095  $  37,198,907
     Accrued expenses .............................    23,787,193     20,903,368
     Customer credits .............................     2,908,849      2,062,184
     Income taxes payable .........................     1,373,712        971,762
                                                    -------------  -------------
        Total Current Liabilities .................    55,134,849     61,136,221
                                                    -------------  -------------
Deferred Income Taxes .............................     1,808,562      1,990,562
                                                    -------------  -------------
Long-Term Debt ....................................     3,500,000      3,500,000
                                                    -------------  -------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none ...............          --             --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,786,842 and 23,347,020
               Shares, respectively
       Outstanding- 22,781,842 and 22,342,020
               Shares, respectively ...............     1,189,336      1,178,673
     Additional paid-in capital ...................    18,112,355     16,529,497
     Retained earnings ............................   200,300,232    187,110,242
     Treasury stock, at cost ......................    (5,705,612)   (5,705,612)
     Unrealized holding gains (loss) on investments     1,139,226       (16,896)
                                                    -------------  -------------
                                                      215,035,537    199,095,904
                                                    -------------  -------------
                                                    $ 275,478,948  $ 265,722,687
                                                    =============  =============


See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Income - Second Quarter
Unaudited



                                                         Thirteen Weeks Ended
                                                     January 27,     January 25,
                                                            1997           1996
                                                   -------------  -------------

Net sales ........................................ $ 131,457,380  $ 119,126,704
Cost of sales, including
       occupancy and buying costs ................    87,509,916     80,376,800
                                                   -------------  -------------

       Gross profit ..............................    43,947,464     38,749,904

Selling, general and administrative expenses .....    32,255,006     32,362,422
Depreciation and amortization ....................     4,567,308      4,550,828
Interest (income)net ......   ....................    (1,170,922)      (911,223)
                                                   -------------  -------------

        Income before income taxes ...............     8,296,072      2,747,877

Provision for income taxes .......................     3,028,000      1,017,000
                                                   -------------  -------------


        Net income ............................... $   5,268,072  $   1,730,877
                                                   =============  =============


Net income per share ............................. $        0.23  $        0.08
                                                   =============  =============


        Weighted average shares outstanding ......    22,694,850     22,338,635
                                                   =============  =============


See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Income- Six Months
Unaudited



                                                       Twenty-Six Weeks Ended
                                                     January 27,     January 25,
                                                            1997           1996
                                                   -------------  -------------

Net sales ........................................ $ 274,212,398  $ 256,477,254
Cost of sales, including
       occupancy and buying costs ................   180,305,055    169,340,800
                                                   -------------  -------------

       Gross profit ..............................    93,907,343     87,136,454

Selling, general and administrative expenses .....    66,289,527     67,192,789
Depreciation and amortization ....................     8,957,652      9,286,902
Interest (income) net   ..........................    (2,113,787)    (1,654,341)
                                                   -------------  -------------

        Income before income taxes ...............    20,773,951     12,311,104

Provision for income taxes .......................     7,582,000      4,555,000
                                                   -------------  -------------


        Net income ............................... $  13,191,951  $   7,756,104
                                                   =============  =============


Net income per share ............................. $        0.58  $        0.35
                                                   =============  =============


        Weighted average shares outstanding ......    22,646,346     22,331,460
                                                   =============  =============




See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

                                                        Twenty-Six Weeks Ended
                                                       January 27,   January 25,
                                                              1997          1996
                                                      ------------  ------------
Operating Activities:
Net Income .......................................... $ 13,191,951  $  7,756,104
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment ...................................    7,551,835     7,786,902
      Loss on disposal of closed store assets .......    1,405,817     1,500,000
      (Decrease) increase in deferred income taxes ..     (182,000)       92,000
      Deferred compensation .........................      139,507        92,775
      Changes in assets and liabilities:
         Decrease in merchandise inventories ........   14,416,481    17,682,916
         Decrease in prepaid expenses ...............    1,206,953     1,640,191
         Increase in other assets ...................      (99,823)  (1,274,399)
         Decrease in accounts payable- trade ........  (10,133,812) (16,688,621)
         Increase (decrease) in accrued expenses ....    2,883,825   (4,595,829)
         Increase in customer credits ...............      846,665       720,433
         Increase (decrease) in income taxes payable       401,950     (556,066)
                                                      ------------  ------------
            Total adjustments .......................   18,437,398     6,400,302
                                                      ------------  ------------

        Net cash provided by operating activities ...   31,629,349    14,156,406
                                                      ------------  ------------

Investing Activities
    Expenditures for property and equipment .........   (6,450,277)  (8,338,778)
    Purchases of marketable securities ..............  (60,756,519) (23,484,093)
    Sales of marketable securities ..................   14,458,781     2,345,000
    Maturities of marketable securities .............   11,436,795    14,009,805
                                                      ------------  ------------
      Net cash used in investing activities .........  (41,311,220) (15,468,066)
                                                      ------------  ------------


Financing Activities
    Proceeds from Employee Stock Purchase Plan ......       80,807       124,357
    Proceeds from stock options exercised ...........    1,371,246       160,183
                                                      ------------  ------------
      Net cash provided by financing activities .....    1,452,053       284,540
                                                      ------------  ------------


Net decrease in cash and cash equivalents ...........   (8,229,818)  (1,027,120)
Cash and cash equivalents- beginning of period ......    9,517,302     7,378,747
                                                      ============  ============
Cash and cash equivalents- end of period ............ $  1,287,484  $  6,351,627
                                                      ============  ============


Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes ...................... $  7,362,050  $  4,519,067
                                                      ============  ============

See notes to consolidated financial statements (unaudited)

                     THE DRESS BARN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of January 25, 1997 and July 27, 1996, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 25, 1997 and January 27, 1996, and cash flows for the twenty-six weeks ended January 25, 1997 and January 27, 1996. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

      These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 27, 1996 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

2. Forward-Looking Statements and Factors Affecting Future Performance

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements.

      The woman's retail apparel industry in which the Company operates is subject to rapid change and is highly competitive. It currently is plagued by overcapacity. The industry is subject to changes in the retail environment which may be affected by overall economic conditions, women's apparel fashions, demographics, macroeconomic factors that may affect the level of spending for the types of merchandise sold by the Company and other factors. Apparel retailers have also experienced continuing price deflation during the last several years. The Company's sales and results of operations may also be affected by unusual weather patterns, the prevalence of discounting, close-outs and going-out-of-business sales and other promotional activities by other women's apparel retailers, among other factors. The level of occupancy costs, merchandise, labor and other costs will affect future results of operations. The Company's long term continued success also will depend upon its ability to open and operate new stores on a profitable basis.

      The Company's strategy in what it believes to be a difficult retail environment is a commitment to being leaner and more productive. The Company utilizes three merchandising formats: Dress Barn ("DB"), Dress Barn Woman ("DBW") and DB/DBW Combination stores ("Combos"). The Company is planning to continue to close or relocate underperforming stores (primarily single-format DB or DBW stores) and replace them with larger and more productive Combo locations and maintain tight cost controls in all areas with a view to increasing shareholder value. There can be no assurance that the Company' s strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.

3.  Reclassification

      Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

                     THE DRESS BARN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following summarizes the financial results for the thirteen and twenty-six week periods ended January 25, 1997 versus the comparable periods last year:

                             Second Quarter                 Six Months
                        % Change    % of Sales      % Change    % of Sales
                        from L/Y    T/Y    L/Y      from L/Y    T/Y     L/Y

Net Sales                 10.4%                         6.9%
Cost of Sales, including
   Occupancy & Buying      8.9%     66.6%   67.5%       6.5%    65.8%    66.0%
Gross Profit              13.4%     33.4%   32.5%       7.8%    34.2%    34.0%
Selling, General and
   Admin. Expenses        -0.3%     24.5%   27.2%      -1.3%    24.2%    26.2%
Depreciation               0.4%      3.5%    3.8%      -3.5%     3.3%     3.6%
Operating Income         287.9%      5.4%    1.5%      75.1%     6.8%     4.2%
Interest Income           28.5%      0.9%    0.8%      27.8%     7.6%     0.6%
Income Taxes             197.7%      2.3%    0.8%      66.5%     2.8%     1.8%
Net Income               204.3%      4.0%    1.5%      70.1%     4.8%     3.0%


      The increase in net sales in the current year resulted from the Company's store development activity and comparable store sales increases of 9% in the second quarter and 5% in the six-month period. The relatively mild winter, especially in the eastern half of the country where the Company has its largest concentration of stores, was the major factor in the strong comparable store sales performance in the second quarter. Although the Company had 707 stores in operation at January 25, 1997 as compared with 759 at January 27, 1996, the Company increased its selling square footage approximately 1% by opening new larger-sized combo stores and converting single-format stores into combo stores. During the twenty-six weeks ended January 25, 1997, the Company opened or converted to combo 32 stores and closed 34 underperforming stores (primarily single-format locations). The Company's strategy for the remainder of fiscal 1997 is to continue to open primarily combo locations, while aggressively closing its underperforming locations. The Company anticipates closing approximately 16 stores during the next 6 months. As of January 25, 1997, the Company had in operation 451 Dress Barn stores, 91 DBW stores and 165 combos.

      Gross profit less occupancy and buying costs for both the second quarter and the six months increased as a percentage of sales. This was due to a decrease in markdowns, a decrease in store shrinkage and the comparable sales increases for both periods which resulted in occupancy costs decreasing as a percent of sales this year versus last year.

                     THE DRESS BARN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (continued)

      Selling, general and administrative (SG&A) expenses as a percentage of net sales (excluding depreciation) decreased 270 basis points in the second quarter and 200 basis points in the six months versus last year's comparable periods. The decreases reflected the resulting leverage from the comparable store sales increases. The Company's company-wide focus on cost reductions and productivity improvements continued. This will remain the company's strategy: to aggressively manage operating expenses and to keep them in line with sales levels achieved. Depreciation decreased as a percentage of sales in both periods as the Company closed 34 stores this year during the six-month period versus 36 last year during the comparable period.

      Interest  income   increased  in  both  periods  as  funds  available  for
investment increased.

     The effective tax rate for the twenty-six weeks ended January 25, 1997 was 36.5%, versus 37.0% for the fiscal year ended July 27, 1996. The Company's tax planning strategies reduced its estimated effective rate for fiscal 1997.

Liquidity and Capital Resources

      At January 25, 1997, the Company had working capital of approximately $141 million and three bank credit lines totaling $95 million without any outstanding borrowings. The Company had minimal long-term debt - a $3.5 million below-market interest rate loan from New York State. Inventories were current and in line with sales projections. Expenditures for property and equipment totaled $6.5 million for the six months ended January 25, 1997, compared to $8.3 million of expenditures in last year's first six months.

      The Company is currently planning very modest store development in fiscal 1997, pending more favorable business trends. The Company estimates that fiscal 1997 capital expenditures will approximate $16 million of which almost all will be used for the opening of 60 new Combo locations and the conversion of 30 single format DB and DBW stores to Combos. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology, maintain existing facilities and close approximately 60 underperforming locations.

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

                          Part II - OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the Company's shareholders was held on December 16, 1996.

      (b) The Company's shareholders voted for the reelection of Klaus Eppler and Edward D. Solomon as Directors (19,200,751 and 19,550,729 shares, respectively, voted for reelection and 503,379 and 153,401 shares, respectively, withheld authority for such election).


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