Form 10-Q
period 1997-04-26
DRESS BARN INC
filed 1997-06-10
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended      April 26, 1997

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

 .05 par value                       22,859,429 shares on June 6, 1997

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                         Number

Part I.  FINANCIAL INFORMATION:

         Item 1.           Financial Statements:
                           Consolidated Balance Sheets
                           April 26, 1997 (unaudited)
                           and July 27, 1996                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen and
                           Thirty-nine weeks ended
                           April 26, 1997 and April 27, 1996        I-4 and I-5

                           Consolidated Statements of Cash Flows
                          (unaudited) for the Thirty-nine weeks ended
                           April 26, 1997 and April 27, 1996                I-6

                           Notes to Consolidated Financial
                           Statements (unaudited)                  I-7 thru I-9

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         I-10 thru I-12

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

         Item 3.           Defaults Upon Senior Securities                    *

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                                *

         Item 5.           Other Information                                  *

         Item 6.           Exhibits and Reports on Form 8-K                I-10

*        Not applicable in this filing.

      The Dress Barn, Inc. and Subsidiaries
      Consolidated Balance Sheets

                                                     April 26,       July 27,
ASSETS                                                    1997           1996
                                                 -------------  -------------
Current Assets:                                    (unaudited)
     Cash & cash equivalents ....................$   1,180,453  $   9,517,302
     Marketable securities ......................  114,135,716     81,787,882
     Merchandise inventories ....................  102,643,525     89,790,984
     Prepaid expenses and other .................    2,813,802      2,769,809
                                                 -------------  -------------
        Total Current Assets ....................  220,773,496    183,865,977
                                                 -------------  -------------
Property and Equipment:

     Leasehold improvements .....................   55,778,538     51,008,298
     Fixtures and equipment .....................   96,545,826     88,454,311
     Computer software ..........................    8,592,140      7,603,314
     Automotive equipment .......................      379,150        342,283
                                                 -------------  -------------
                                                   161,295,654    147,408,206
     Less accumulated depreciation
       and amortization .........................   81,343,829     66,503,707
                                                 -------------  -------------
                                                    79,951,825     80,904,499
                                                 -------------  -------------
Other Assets ....................................    1,146,447        952,211
                                                 =============  -------------
                                                 $ 301,871,768  $ 265,722,687
                                                 =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable- trade ....................$  45,073,443  $  37,198,907
     Accrued expenses ...........................   25,462,946     20,903,368
     Customer credits ...........................    2,486,958      2,062,184
     Income taxes payable .......................    1,414,044        971,762
                                                 -------------  -------------
        Total Current Liabilities ...............   74,437,391     61,136,221
                                                 -------------  -------------
Deferred Income Taxes ...........................    1,808,562      1,990,562
                                                 -------------  -------------
Long Term Debt ..................................    3,500,000      3,500,000
                                                 -------------  -------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding-  none
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,859,429 and 23,281,640
               shares, respectively
       Outstanding- 22,854,429 and 22,276,640
               shares, respectively .............    1,199,899      1,178,673
     Additional paid-in capital .................   18,647,240     16,529,497
     Retained earnings ..........................  207,664,645    187,110,242
     Treasury stock, at cost ....................   (5,705,612)    (5,705,612)
     Unrealized investments gains ...............      319,643        (16,896)
                                                 -------------  -------------
                                                   222,125,815    199,095,904
                                                 =============  =============
                                                 $ 301,871,768  $ 265,722,687
                                                 =============  =============
See notes to consolidated financial statements (unaudited)

      The Dress Barn, Inc. and Subsidiaries
      Consolidated Statements of Earnings- Third Quarter
      Unaudited

                                                        Thirteen Weeks Ended
                                                      --------------------------
                                                       April 27,       April 26,
                                                            1997           1996
                                                      -------------------------

Net sales ...................................... $   134,103,320$   125,174,377

Cost of sales, including
       Occupancy and buying costs ...............     85,794,536     81,390,921
                                                 ------------------------------
Gross profit ....................................     48,308,784     43,783,456

Selling, general and administrative expenses ....     32,808,185     31,613,939
Depreciation and amortization ...................      5,106,214      4,813,098
Interest (income) - net .........................     (1,201,785       (798,893)
                                                 ------------------------------

        Earnings before income taxes ............     11,596,170      8,155,312
                                                 ------------------------------
Income taxes ....................................      4,232,000      3,018,000
                                                 ------------------------------

        Net Earnings ............................$     7,364,170$     5,137,312
                                                 ==============================
Earnings per share ..............................$          0.32$          0.23
                                                 ==============================
        Weighted average shares outstanding .....     22,861,477     22,438,458
                                                 ==============================

      See notes to consolidated financial statements (unaudited)

      The Dress Barn, Inc. and Subsidiaries
      Consolidated Statements of Earnings- Nine Months
      Unaudited

                                                     Thirty Nine Weeks Ended
                                                 -------------------------------
                                                      April 27,        April 26,
                                                           1997            1996
                                                 --------------  --------------

Net sales .......................................$  408,315,718  $  381,651,631

Cost of sales, including
       Occupancy and buying costs ...............   266,106,463     250,731,721
                                                 --------------  --------------
Gross profit ....................................   142,209,255     130,919,910

Selling, general and administrative expenses ....    99,092,575      98,806,728
Depreciation and amortization ...................    14,063,867      14,100,000
Interest (income) - net .........................    (3,315,572)     (2,453,234)
                                                 --------------  --------------
        Earnings before income taxes ............    32,368,385      20,466,416

Income taxes ....................................    11,814,000       7,573,000
                                                 --------------  --------------

        Net Earnings ............................$   20,554,385  $   12,893,416
                                                 ==============  ==============

Earnings per share ..............................$         0.90  $         0.58
                                                 ==============  ==============

        Weighted average shares outstanding .....    22,718,056      22,367,126
                                                 ==============  ==============

See notes to consolidated financial statements (unaudited)

      The Dress Barn, Inc. and Subsidiaries
      Consolidated Statements of Cash Flows
      Unaudited

                                                        Thirty-Nine Weeks Ended
                                                     --------------------------
                                                         April 26,     April 27,
                                                              1997          1996
                                                       -----------     ---------
Operating Activities:
Net earnings .........................................$ 20,554,386 $ 12,893,416
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
         Depreciation and amortization of property
         and equipment ...............................  12,659,206   12,300,000
         Loss on disposal of closed store assets .....   1,404,660    1,800,000
         Increase (decrease) in deferred income taxes     (182,000)      73,000
         Deferred compensation .......................     160,969      241,699
         Changes in assets and liabilities:
              Increase in merchandise inventories .... (12,852,541) (11,011,736)
              Decrease (increase) in prepaid expenses      (43,993)     409,969
              (Increase) decrease in other assets ....    (194,236)    (169,040)
              Increase in accounts payable- trade ....   7,874,536   10,766,340
              Increase (decrease) in accrued expenses    4,559,578   (1,524,430)
              Increase in customer credits ...........     424,774      303,119
              Increase (decrease) in taxes paya            442,282   (1,111,068)
                                                      ------------ ------------
              Total adjustments ......................  14,253,236   12,077,853
                                                      ------------ ------------
Net cash provided by operating activities ............  34,807,622   24,971,269
                                                      ------------ ------------
Investing Activities
Purchases of property and equipment .................. (13,111,193) (12,951,732)
Purchases of marketable securities ................... (70,716,091) (56,035,227)
Sales of marketable securities .......................  22,268,002    5,000,000
Maturities of marketable securities ..................  16,436,795   37,268,002
                                                      ------------ ------------
         Net cash used in investing activities ....... (45,122,487) (26,718,957)
                                                      ------------ ------------
Financing Activities
Proceeds from Employee Stock Purchase Plan ...........     116,878      179,139
Proceeds from stock options exercised ................   1,861,138      835,818
                                                      ------------ ------------
         Net cash provided by financing activities ...   1,978,015    1,014,957
                                                      ------------ ------------

Net (decrease) increase in cash and cash equivalents .  (8,336,849)    (732,730)
Cash and cash equivalents- beginning of period .......   9,517,302    7,378,747
                                                      ------------ ------------
Cash and cash equivalents- end of period .............$  1,180,453 $  6,646,017
                                                      ============ ============

Supplemental Disclosure of Cash Flow Information:
         Cash paid for income taxes ..................$ 10,921,036 $  8,611,068
                                                      ============ ============

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Financial Statements

         The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly in all material respects the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of April 26, 1997 and July 27, 1996, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 26, 1997 and April 27, 1996, and cash flows for the thirty-nine weeks ended April 26, 1997 and April 27, 1996. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

         The women's retail apparel industry is highly competitive. The Company competes primarily with department stores, off-price retailers, specialty stores, discount stores and mass merchandisers, many of which have substantially greater financial, marketing and other resources than the Company. In addition, many department stores have in the past been more promotional than they are now and have reduced their selling prices, and certain of the Company's competitors and vendors have opened outlet stores which offer off-price merchandise. The Company's sales and results of operations may also be affected by close-outs and going-out-of-business sales by other women's apparel retailers. Partially as a result of such competition, apparel retailers have experienced price deflation during the last several years. The Company may face periods of strong competition in the future which could have an adverse effect on its financial results.

         The Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, changes in the Company's merchandise mix and the timing of acquisitions. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by the Company to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business and its image with its customers. In addition, the Company has increased its use of private brands. The nature of the Company's obligations with respect to private brand purchases may make it more difficult to respond to changing trends by reducing order quantities. These factors could result in higher markdowns and lower gross profits to the extent that sales of private brand merchandise are lower than expected. The level of occupancy costs, merchandise, labor and other costs will also affect future results of operations.

         The Company utilizes three merchandising formats: Dress Barn ("DB"), Dress Barn Woman ("DBW") and DB/DBW Combination stores ("Combos"). The growth of the Company is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new Combo Stores and aggressively closing underperforming locations. The Company is planning to continue to close or relocate underperforming stores (primarily single-format DB or DBW stores) and replace them with larger and more productive Combo locations and maintain tight cost controls in all areas with a view to increasing shareholder value. The success of the Company's growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. There can be no assurance that the Company will be able to successfully implement its growth strategies, continue to introduce the Combo Stores or maintain its current growth levels. In addition, future economic and industry trends that could impact revenue and profitability remain difficult to predict.

         The   Company   generally   considers   three   types  of   acquisition
opportunities:(i) real estate oriented acquisitions, to gain access to attractive sites and favorable lease terms; (ii) other retail operations that could benefit from the Company's management and expertise, such as other apparel chains offering a complementary product line; and (iii) alternate channels of distribution, such as mail order catalogs. The Company has never completed an acquisition of the types listed in (ii) and (iii) above. At any given time, the Company may be in various stages of consideration of such opportunities. Such acquisitions are subject to due diligence, the negotiation of definitive agreements and other conditions typical in acquisition transactions, certain of which may be beyond the Company's control. There is no assurance that the Company will be able to identify desirable acquisition candidates or will be successful in entering into any definitive agreements with respect to desirable acquisitions. Moreover, even if definitive agreements are entered into, there is no assurance that any future acquisition will thereafter be completed or, if completed, that the anticipated benefits of the acquisition will be realized.

         The Company relies upon its existing management information systems in operating and monitoring all major aspects of the Company's business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. Any disruption in the operation of the Company's management information systems, or the Company's failure to continue to upgrade, integrate or expend capital on such systems as its business expands, would have a material adverse effect on the Company. In addition, the Company operates a 510,000 square foot office and distribution center in Suffern, New York. Any disruption in the operations of the distribution center would have a material adverse effect on the Company's business.

3.  Reclassification

         Certain  amounts  in  prior  years'  financial   statements  have  been
reclassified for comparative purposes.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following summarizes the financial results for the thirteen and thirty-nine week periods ended April 26, 1997, (the "third quarter" and "nine month" periods, respectively), versus the comparable periods last year:

                            Third Quarter                Nine Months
                      % Change     % of Sales      % Change      % of Sales
                      from L/Y    T/Y       L/Y    from L/Y     T/Y       L/Y

Net Sales                 7.1%                        7.0%
Gross Profit, less
   Occupancy & Buying    10.3%   36.0%    35.0%        8.6%    34.8%     34.3%
Selling, General and
   Admin. Expenses        3.8%   24.5%    25.3%        0.3%    24.3%     25.9%
Depreciation &
   Amortization           6.1%    3.8%     3.8%       -0.3%     3.4%      3.7%
Operating Income         41.3%    7.8%     5.9%       61.3%     7.1%      4.7%
Interest Income          50.4%    0.9%     0.6%       35.2%     0.8%      0.7%
Income Taxes             40.2%    3.1%     2.4%       56.0%     2.9%      1.9%
Net Income               43.3%    5.5%     4.1%       59.4%     5.0%      3.4%


         Net sales increased by 7.0% to $408.3 million for the nine month period from $381.7 million for last year's nine month period, due primarily to a 5% increase in comparable store sales. The increase in comparable store sales resulted primarily from better weather conditions during the 1997 period. The improvement in net sales was also attributable to an approximately 1% increase in total selling square footage, which was due to the opening of new Combo Stores and the conversion of single-format stores into Combo Stores. This offset the closing of underperforming stores, which resulted in the number of stores in operation declining to 702 stores as of April 26, 1997, from 749 stores in operation as of April 27, 1996. As of April 26, 1997, the Company had in operation 425 Dress Barn stores, 86 DBW stores and 191 Combination stores. For the third quarter, net sales increased by 7.1% to $134.1 million from $125.2 million for the last year's third quarter, due primarily to a 6% increase in comparable store sales. The increase in net sales for the third quarter was positively affected by the reaction to the Company's merchandise and an absence of the adverse weather conditions that prevailed in the winter of 1996.

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 8.6% to $142.2 million, or 34.8% of net sales, for the nine month period from $130.9 million, or 34.3% of net sales, for the comparable 1996 period. For the third quarter, gross profit increased by 10.3% to $48.3 million, or 36.0% of net sales, from $43.8 million, or 35.0% of net sales, for the comparable 1996 period. The increase in gross profit as a percentage of net sales for both periods was primarily due to higher initial margins resulting from the the Company's increased percentage of private brand merchandise, decreased markdowns and the fixed nature of occupancy costs which were unaffected by the increases in comparable store sales.

         Selling, general and administrative (SG&A) expenses increased by 0.3% to $99.1 million, or 24.3% of net sales, in the 1997 period from $98.8 million, or 25.9% of net sales, in the 1996 period, reflecting the Company's continued focus on cost reductions and productivity improvements.

         Depreciation decreased as a percentage of sales in the nine-month period as the Company closed 44 stores this year during the nine-month period versus 46 last year during the comparable period.

         Interest income increased in both periods as funds available for investment increased.

         The effective tax rate for the thirty-nine weeks ended April 26, 1997 was 36.5%, versus 37.0% for the fiscal year ended July 27, 1996. The Company's tax planning strategies reduced its estimated effective rate for fiscal 1997.

Liquidity and Capital Resources

         At April 26, 1997, the Company had working capital of approximately $146 million and three bank credit lines totaling $95 million without any outstanding borrowings. The Company had minimal long-term debt - a $3.5 million below-market interest rate loan from the New York State Urban Development
Corporation.  Inventories  were  current  and in line  with  sales  projections.
Expenditures for property and equipment totaled $13.1 million for the nine months ended April 26, 1997, compared to $12.9 million of expenditures in last year's first nine months.

         The Company estimates that total fiscal 1997 capital expenditures will approximate $16 million, including the opening of 5 additional Combo locations and the conversion of 10 single format DB and DBW stores to Combos during the fourth quarter. The remainder of capital expenditures are to upgrade existing computer systems, add additional software technology, maintain existing facilities and close approximately 15 additional underperforming locations during fourth quarter.

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