Form 10-K
period 1997-07-26
DRESS BARN INC
filed 1997-10-24
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the fiscal year ended July 26,1997

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


                              Page 1 of Cover Page

As of October 17, 1997, 22,974,469 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the closing price on October 23, 1997 on the NASDAQ) of The Dress Barn, Inc. held by non-affiliates was approximately $92,753,000. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,216,055 shares beneficially owned by Directors and Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.




                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 15, 1997 are incorporated into Parts I and III of this Form 10-K.




                              Page 2 of Cover Page

                                     PART I

ITEM  1.  BUSINESS

General

         Dress Barn operates a national chain of value-priced specialty stores offering in-season, moderate to better quality career apparel and accessories to the fashion-conscious working woman. In addition, the Company's stores carry a broad assortment of casual wear to suit its customers' total lifestyle needs. Over the past several years, the Company has evolved from an off-price chain to a value-priced specialty retailer. The Company distinguishes itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii)department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer for more than 35 years. As part of this focus, the Company has successfully developed its own line of private brands, which constituted approximately 55% of net sales for the fiscal year ended July 25, 1997 ("fiscal 1997").

         The Company's stores operate primarily under the names Dress Barn and Dress Barn Woman, the latter featuring larger sizes of styles similar to those found in the Dress Barn stores. The Company also operates combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise. As of July 26, 1997, Dress Barn operated 690 stores in 43 states and the District of Columbia, consisting of 403 Dress Barn stores, 83 Dress Barn Woman stores and 204 Combo Stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 3,900 square feet, respectively, and the Combo Stores average approximately 8,400 square feet. Based on the success of its Combo Stores, the Company is focusing its expansion strategy on opening new Combo Stores and converting existing Dress Barn and Dress Barn Woman stores to the combination format. The Company plans to open approximately 45 additional Combo Stores by the end its fiscal year ending July 25, 1998 ("fiscal 1998").


Industry Background

         The retail apparel industry has undergone significant contraction in recent years, with the closing of over 30 major retail chains and considerable consolidation. As a result of this consolidation, the Company believes it is the second largest national specialty retail chain of value-priced women's clothing. This period was characterized by strong competition and price deflation, which resulted in operating margin pressure for the retail apparel industry. The Company believes that these trends are reversing. Another significant trend in retailing has been the steady reduction in regional shopping mall traffic.
Studies show that busy consumers have less time to contend with suburban congestion and are, instead, shopping closer to home. With the majority of its stores located in strip centers, the Company believes it is well positioned to benefit from these trends.

Company Strengths

      Dress Barn is a leading specialty store offering women's career fashions at value prices. Dress Barn attributes its success to its: (i) strong name recognition and loyal customer base; (ii) long-standing relationships with vendors of quality merchandise; (iii) experienced management team; (iv) commitment to technology; (v) strong, consistent customer focus; (vi) low cost operating structure; and (vii) strong balance sheet.

      Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value for the working woman. The Company's 690 store locations in 43 states and the District of Columbia provide it with a nationally recognized name. In addition, the Company believes it has developed high awareness among its target customers through on-going advertising and local marketing activities.

      The Company has developed and maintains strong and lasting relationships with its domestic and offshore vendors. Dress Barn has worked with many of its vendors for more than 15 years, and often is one of the vendors' largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchase terms, exclusive merchandise and expedited delivery times.

      The three senior members of the Company's merchandising team have worked together at Dress Barn for over 15 years, with each having substantial previous fashion retailing experience. This team engineered the Company's evolution from an off-price retailer to a value-priced specialty store. The Company's executive officers have an average tenure at Dress Barn of 14 years. The stability of its management has enabled the Company to develop a shared culture and vision and to maintain its focus on growing and refining its business.

      Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company's management information systems, which include an IBM AS/400 integrated financial system and IBM 4694 point-of-sale system, allow it to provide better service to customers by reducing paperwork and decreasing the average transaction processing time. This enables sales associates to spend more time assisting customers. The Company has also developed a laptop system that delivers up-to-date store related information to its regional sales managers. The Company's distribution center systems, installed in 1994, have reduced per-unit distribution costs by over 50%, representing approximately $1.0 million in annual savings.

      All aspects of Dress Barn's business are designed to be responsive to the Dress Barn customer. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited merchandise arranged for ease of shopping, comfortable store environment and friendly customer service embody Dress Barn's strong focus on its customers. Dress Barn's comprehensive training program encourages its sales associates to assist customers in a low-key and friendly manner. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.

      The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid balance sheet and internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and acquisitions. The Company has an ongoing strategy of supplementing the Company's growth and enhancing shareholder value through acquisitions. The Company considers three types of acquisition opportunities: (i) real estate oriented acquisitions to gain access to attractive sites and favorable lease terms; (ii) other retail operations that could benefit from Dress Barn's management and expertise, such as chains offering a complementary product line; and (iii) alternate channels of distribution, such as mail order catalogs. The Company believes that its highly liquid balance sheet, with cash, cash equivalents and marketable securities of approximately $124 million as of July 26, 1997, will enable it to take advantage of such acquisition opportunities should they arise.


Operating Strategies

      The Company's objective is to become the leading national chain of value-priced specialty apparel stores offering career fashions to the moderate income working woman. The Company has developed the following strategies to achieve this goal: (i) further development of Dress Barn's private brands; (ii) maintenance of Dress Barn's merchandise focus; (iii) continuation of the Combo Store roll-out; (iv) further development of customer targeted marketing; and (v) further improvement of customer service.

      The Company has gradually increased the percentage of sales from goods manufactured under Dress Barn's private brands, as well as goods produced by national brand manufacturers exclusively for Dress Barn, to approximately 60% and 15%, respectively, of the Company's net sales for fiscal 1997. While the Company intends to continue to offer a balanced mix of both national brand name and private brand merchandise, it plans to continue to increase the percentage of private brand merchandise sold by its stores, including its successful Westport(R), Princeton Club(R) and Atrium(R) brands. Dress Barn's private brands typically create more value for its customers and promote Dress Barn's "fashion at a fraction" image.

      The Company's stores carry a broad assortment of career wear, including dresses, suits, separates, blouses, sweaters and other knitwear, as well as casual wear items, that are carefully edited to suit the lifestyle needs of its target customer. Dress Barn does not seek to dictate fashion trends; rather it offers current styles but avoids fashion-forward merchandise that is subject to rapidly changing trends. While career fashions remain the Company's primary focus, it continues to adapt to the evolving definition of "career," such as casual Fridays. In addition, the Company seeks to broaden its appeal by expanding its merchandise mix, such as introducing shoe and petite departments.

      Based on the success of the Combo Stores, the Company expects most future store openings to be Combo Stores. Because of their larger size, the Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. Of the approximately 60 additional Combo units which the Company plans to open by the end of fiscal 1998, 45 are expected to be new stores and 15 are expected to be conversions from existing Dress Barn or Dress Barn Woman stores.

      In conjunction with its strategy of adding Combo stores, the Company is aggressively closing underperforming locations and expects to close approximately 60 such locations during fiscal 1998. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new Combo Stores, net of store closings, is expected to result in a small increase in the Company's aggregate store square footage for fiscal 1998.

      The Company uses several marketing tools, such as transactional analyses through point-of-sale systems and customer surveys, in order to determine the preferences of its target customers, working women ages 25-55. The Company is also collecting data from its credit card program for use in future marketing initiatives. Management believes that these tools will further improve the Company's ability to align its operations with the demands of its target customers on a consistent basis.

     Dress Barn continually seeks to improve the customer's shopping experience. For example, the Company's new management information systems enable store managers and sales associates to spend more time serving customers. The Company has also developed an ongoing video training program to continue to improve customer service and sales associates' product knowledge and selling skills.


Merchandising

     In addition to the Company's broad assortment of career wear and casual wear, the Company offers other wardrobe items including accessories, jewelry, hosiery and shoes. Dress Barn and Dress Barn Woman are organized as separate divisions, each with a separate merchandising team. Combo Stores have merchandise offerings from both the Dress Barn and Dress Barn Woman merchandising divisions.

      A key component of the Company's merchandising strategy is to increase the percentage of its sales derived from private brands. Private brands allow the Company to differentiate itself from other retailers by providing an assortment of merchandise that is not available elsewhere and to improve the Company's control over the flow of merchandise into its stores by enabling the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes private brands provide it with more flexibility in the marketing process by allowing for higher initial mark-ons and limiting the ability of customers to compare prices with competing retailers. The Company believes it has the expertise to execute its private brand strategy due to its extensive experience sourcing goods, primarily overseas, its position as a merchandiser of established fashions and its already successful line of private brands. The percentage of the Company's sales generated from private brands has increased to approximately 55% for fiscal 1997 from 40% during its fiscal year ended July 27, 1996 ("fiscal 1996").

      In fiscal 1996, the Company introduced two new departments, shoes and petites, primarily in its Combo Stores. Following initial tests, these departments are being rolled out to additional stores. As of July 26, 1997, 99 stores had shoe departments and 35 stores featured petites. The Company expects to add another approximately 100 shoe departments and approximately 50 petite departments in fiscal 1998.

      Virtually all merchandising decisions affecting the Company's stores are made centrally. Merchandising policy is under the direction of the Chairman, the President and five merchandise managers. Prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company's stores offer first-quality current merchandise, with approximately half of the Company's sales volume derived from sportswear, and the remainder consisting of dresses, suits, blazers and accessories.


Buying and Distribution

     Buying is conducted on a departmental basis for each of the Dress Barn and Dress Barn Woman divisions by the Company's staff over 35 buyers and assistant buyers supervised by the President and five merchandise managers. The Company also uses independent buying representatives in New York and overseas. The Company obtains its nationally branded merchandise from approximately 350 vendors and its private brand merchandise from more than 50 vendors. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as t-shirts, socks and hosiery to approximately six months for items such as suits and dresses. Generally, lead times do not vary significantly between the Company's private brands and nationally branded merchandise.

     The Company has in the past always been able to purchase sufficient quantities of first-quality domestic merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company has also established strong relationships with its private label manufacturers, and does not anticipate any difficulties in obtaining sufficient quantities of its private label merchandise. No vendor accounted for as much as 5% of the Company's purchases in fiscal 1997.

     All merchandise is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company seeks to use its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and by requiring them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over 30% is pre-packaged for distribution to stores, which allows cross-docking in the distribution center to the stores. In addition, nearly half of the hanging garments purchased by the Company are delivered on floor-ready hangers.

     The Company generally does not warehouse merchandise, but distributes it promptly to stores. Turnaround time between the receipt of merchandise from the vendor and shipment to the stores is usually three days or less, and shipments are made daily to most stores, maintaining the freshness of merchandise. Because of such frequent shipments, the stores do not require significant storage space. The Company may on occasion buy certain basic clothing that does not change in style from year to year at attractive prices and warehouse such items at its distribution center until needed.


Store Locations and Properties

     As of July 26, 1997, the Company operated 690 stores in 43 states and the District of Columbia. 348 of the stores were conveniently located in strip centers and 259 stores were located in outlet centers. During the fiscal year ended July 26, 1997, no store accounted for as much as 1% of the Company's total sales. The following table indicates the type of shopping facility in which the stores were located:

                                                   Dress    Dress Barn
                                                    Barn      Woman      Combo
      Type of Facility                            Stores     Stores     Stores

Strip Shopping Centers ......................        238         38         72
Outlet Malls and Outlet Strip Centers .......        111         40        108
Free Standing, Downtown and Enclosed Malls ..         54          5         24

Total .......................................        403         83        204


     The table on the following page indicates the states in which the stores operating on July 26, 1997 were located, and the number of stores in each state:

Location                                          DB         DBW       Combos

Alabama ................................           3           1           3
Arizona ................................           9           1           4
Arkansas ...............................           1        --             2
California .............................          25           5          12
Colorado ...............................           6           1           2
Connecticut ............................          13           2          12
District of Columbia ...................        --          --             1
Delaware ...............................           3        --             2
Florida ................................          15           1           7
Georgia ................................          16           3           9
Idaho ..................................           2           1           1
Illinois ...............................          15        --            10
Indiana ................................          12           1           1
Iowa ...................................        --          --             2
Kansas .................................           2           1           2
Kentucky ...............................           2           1           3
Louisiana ..............................           1        --             2
Maine ..................................           2           1        --
Maryland ...............................          11           2           7
Massachusetts ..........................          25           3          11
Michigan ...............................          18           2           8
Minnesota ..............................           1        --             2
Mississippi ............................           1        --             2
Missouri ...............................           5           1           6
Nebraska ...............................        --          --             2
Nevada .................................           3           1           2
New Hampshire ..........................           5           1           2
New Jersey .............................          30          12          10
New Mexico .............................        --          --          --
New York ...............................          38           8          18
North Carolina .........................          20           7           6
Ohio ...................................           9           1           8
Oklahoma ...............................           2        --          --
Oregon .................................           2           2           1
Pennsylvania ...........................          32           9          13
Rhode Island ...........................           1        --          --
South Carolina .........................          16           1           2
Tennessee ..............................           9           3           5
Texas ..................................          18           3           8
Utah ...................................           3           2           2
Vermont ................................           1        --          --
Virginia ...............................          23           5           5
Washington .............................           3           1           4
West Virginia ..........................        --          --             1
Wisconsin ..............................        --          --             4

Total ..................................         403          83         204

Store Development, Operations and Management

      In considering new store locations, the Company typically focuses on several criteria, such as concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve each new lease. The committee receives input from field management.

      The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all of the stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer complete outfits coordinated from among the stores' fashion offerings.

     All stores are directly managed and operated by the Company. Each store is staffed by a supervisor, who may be the store manager, and at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The supervisors and sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 10 Regional Sales Managers and approximately 90 District Sales Managers. District sales managers typically visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

     The Company motivates its sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams. The Company has also implemented comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service, which include (i) on-going video training, (ii) workbooks and manuals and (iii) one-on-one training of sales associates by store managers.

     In fiscal 1997, approximately 58% of the Company's sales were paid for by credit card, with the remainder being by cash or check. The Company utilizes its own Dress Barn credit card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to its Dress Barn card but pays a percentage of sales as a service charge. The number of card holders has steadily increased, to approximately 900,000 currently. The average transaction on the Dress Barn credit card during fiscal 1997 was approximately 50% more than the average of all other transactions.

     The Company mainly uses print advertising that emphasizes current fashion apparel at value prices, as epitomized by Dress Barn's "fashion at a fraction" slogan. The Company also uses direct mail programs, with six mailings during fiscal 1997, each to approximately one million households including its credit card holders. At the store level, the store supervisors host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. In addition, the Company considers its credit card program to be a significant component in the development of its targeted marketing efforts, enabling it to develop segmented marketing programs.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings, while downtown and free-standing stores are usually open two nights per week.


Management Information Systems

     In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has installed an IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. In August 1997, the Company completed rolling out to all its stores IBM 4694 point-of-sale systems with price look-up capabilities for both inventory and sales transactions. These systems can accommodate substantial growth in additional stores with minimal incremental investment. The Company has also developed a laptop system that delivers up-to-date store-related information to its Regional Sales Managers.

     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels on-line, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. Through sophisticated yet inexpensive off-the-shelf systems, the Company analyzes historical hourly and projected sales trends to efficiently schedule sales personnel, minimizing labor costs while producing a higher level of customer service. The Company believes that such investments in technology enhance operating efficiencies and position Dress Barn for future growth.

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

      Approximately 10% of the Company's stores currently in operation, located in outlet centers, operate under the name Westport Ltd. and Westport Woman. The Company intends to convert most of these stores to the Dress Barn or Dress Barn Woman name by the end of fiscal 1998.


Employees

          As of July 26, 1997, the Company had approximately 7,100 employees of whom approximately 4,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


Seasonality

     The Company's sales are evenly split between its Fall and Spring seasons. Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, changes in the Company's merchandise mix and the timing of acquisitions.

Forward-Looking Statements and Factors Affecting Future Performance

     This Annual Report on Form 10-K contains in the "Business" section, in the "Properties" section, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth below and elsewhere in this Form 10-K.

     The women's retail apparel industry is subject to rapid change and is highly competitive. The industry is subject to changes in the retail environment which may be affected by overall economic conditions, woman's apparel fashions, demographics, macroeconomic factors that may affect the level of spending for the types of merchandise sold by the Company and other factors. The Company's sales and results of operations may also be affected by unusual weather patterns in areas where the Company has its greatest concentration of stores. The level of occupancy costs, merchandise, labor and other costs will affect future results of operations.

     The Company competes primarily with department stores, off-price retailers, specialty stores, discount stores and mass merchandisers, many of which have substantially greater financial, marketing and other resources than the Company. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores have in the past been more promotional than they are now and have reduced their selling prices, and certain of the Company's competitors and vendors have opened outlet stores which offer off-price merchandise. The Company's sales and results of operations may also be affected by close-outs and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future which could have an adverse effect on its financial results.

     The growth of the Company is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores and taking advantage of acquisition opportunities. The success of the Company's growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new Combo stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo stores on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo stores or to maintain its current growth levels.

     The Company generally  considers three types of acquisition  opportunities:
(i) real estate oriented acquisitions, to gain access to attractive sites and favorable lease terms; (ii) other retail operations that could benefit from the Company's management and expertise, such as other apparel chains offering a complementary product line; and (iii) alternate channels of distribution, such as mail order catalogs. While the Company has completed a number of real-estate oriented acquisitions, it has not been able to complete an acquisition of the types listed in (ii) and (iii) above. At any given time, the Company generally is in various stages of consideration of acquisition opportunities. Such acquisitions are subject to due diligence, the negotiation of definitive agreements and other conditions typical in acquisition transactions, certain of which may be beyond the Company's control. There is no assurance that the Company will be able to identify desirable acquisition candidates or will be successful in completing such acquisitions, or if completed, that the anticipated benefits of the acquisition will be realized.

     The Company's success also depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by the Company to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business and its image with its customers. If the Company miscalculates either the market for its merchandise or its customers' purchasing habits, it may be required to sell a significant amount of unsold inventory at below average markups over the Company's cost, or below cost, which would have an adverse effect on the Company's financial condition and results of operations. In addition, the Company has increased its use of private brands. The nature of the Company's obligations with respect to private brand purchases may make it more difficult to respond to changing trends by reducing order quantities. These factors could result in higher markdowns and lower gross profits to the extent that sales of private brand merchandise are lower than expected.

     The Company's success is largely dependent on the efforts and abilities of its executive officers, particularly Elliot S. Jaffe, its Chairman and Chief Executive Officer, and Burt Steinberg, its President and Chief Operating Officer. The loss of the services of any of its executive officers could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies upon its existing management information systems in operating and monitoring all major aspects of the Company's business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. Any disruption in the operation of the Company's management information systems, or the Company's failure to continue to upgrade, integrate or expend capital on such systems as its business expands, would have a material adverse effect on the Company. In addition, any disruption in the operations of the Company's distribution center would have a material adverse effect on the Company's business.

     The Company's is committed to being leaner and more productive. The Company is planning to continue to aggressively close or relocate underperforming stores and maintain tight cost controls in all areas with a view to increasing shareholder value. There can be no assurance that the Company's strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.


ITEM  2.  PROPERTIES

          The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 26, 1997, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:


                              Leases        Number with        Number Without
Fiscal Years                 Expiring     Renewal Options      Renewal Options
1998                            122               76                46
1999                            145              122                23
1999                            143              129                14
2000                             93               84                 9
2001-2003                       149              122                27
2004 and thereafter              38               31                 7

Total                           690              564               126


          New store leases generally provide for a base rent of between $11 and $18 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 26, 1997, and excluding locations acquired after July 26, 1997, for fiscal 1998 are approximately $52.3 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in strip and outlet centers.

      A substantial number of store leases give the Company the option to terminate the lease at little or no cost if certain specified sales volumes are not achieved. This affords the Company greater flexibility to close underperforming stores. Usually these provisions are operative only during the first few years of the lease.

      The Company's investment in new stores consists primarily of inventory, net of vendor payables, leasehold improvements, fixtures and equipment. Dress Barn often receives tenant improvement allowances from the landlords to offset these initial investments. The Company's stores are typically profitable within the first 12 months of operation.

      The Company leases its executive offices and distribution facilities in Suffern, New York. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder for merchandise distribution. This lease expires on April 30, 2007, with three five-year options to extend the lease. Management believes the Suffern facility is sufficient to meet its current needs and any foreseeable increase in the Company's store base resulting from expansion or acquisition.


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


                                   Fiscal 1997                  Fiscal 1996
                                    Bid Prices                   Bid Prices
                                High          Low            High          Low
Fiscal Period
First Quarter ...........   $   13.88     $    8.63     $   10.63     $    9.50
Second Quarter ..........   $   17.00     $   13.38     $   10.13     $    8.75
Third Quarter ...........   $   18.75     $   13.38     $   11.75     $    9.00
Fourth Quarter ..........   $   22.00     $   14.75     $   12.25     $    9.25


Number of Record Holders

          The number of record holders of the Company's common stock as of October 15, 1997 was approximately 2,000.

Dividend Policy

          The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

ITEM 6- SELECTED FINANCIAL DATA
Dollars in thousands except per share
information
                                                                                    Fiscal Year Ended
                                               -------------------------------------------------------------------------------------
                                                       July 26,         July 27,         July 29,         July 30,         July 31,
                                                           1997             1996             1995             1994          1993(*)
                                               -------------------------------------------------------------------------------------
     Net sales                                         $554,843         $515,522         $500,836         $457,325         $419,586
     Cost of sales, including
       occupancy and buying costs                       358,093          337,998          327,166          301,154          274,434
                                               -------------------------------------------------------------------------------------

     Gross profit                                       196,750          177,524          173,670          156,171          145,152

     Selling, general and
       administrative expenses                          135,384          132,176          133,253          120,131          108,565

     Depreciation & amortization                         16,139           15,828           14,063           12,127            9,177

     Write-down of underperforming
       and closed store assets                       ----                  2,848       ----             ----             ----
                                               -------------------------------------------------------------------------------------

     Operating income                                    45,227           26,672           26,354           23,913           27,410

     Interest income- net                                 4,800            3,343            2,670            1,727            2,338
                                               -------------------------------------------------------------------------------------

        Earnings before
          income taxes                                   50,027           30,015           29,024           25,640           29,748

     Income taxes                                        18,260           11,106           10,739            9,487           10,709
                                               -------------------------------------------------------------------------------------

        Net earnings                                    $31,767          $18,909          $18,285          $16,153          $19,039
                                               =====================================================================================

     Earnings per share - primary                         $1.35            $0.84            $0.82            $0.73            $0.86
                                               =====================================================================================
     Earnings per share - fully diluted                   $1.34            $0.84            $0.82            $0.73            $0.86
                                               =====================================================================================


Balance sheet data:
     Working capital                                   $153,579         $122,730         $103,310          $89,051          $83,476
     Total assets                                      $309,502         $265,723         $243,521         $217,863         $202,386
     Long-term debt                                      $3,500           $3,500           $3,500               --               --
     Shareholders' equity                              $232,822         $199,096         $178,938         $159,198         $142,003

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                         64.5%            65.6%            65.3%            65.9%            65.4%
     Gross profit                                         35.6%            34.4%            34.7%            34.1%            34.6%
     Selling, general and
       administrative expenses                            24.4%            25.6%            26.6%            26.3%            25.9%
     Operating income                                      8.1%             5.2%             5.3%             5.2%             6.5%
     Net earnings                                          5.7%             3.7%             3.7%             3.5%             4.5%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation
(*) Consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                  The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                                              Fiscal Year Ended
                                                                                 July 26,           July 27,         July 29,
                                                                                    1997               1996              1995
Net sales                                                                          100.0%             100.0%           100.0%
Cost of sales, including
  occupancy and buying costs                                                        64.5%              65.6%            65.3%
Selling, general and
  administrative expenses                                                           24.4%              25.6%            26.6%
Depreciation and amortization                                                        2.9%               3.1%             2.8%
Writedown of underperforming and
  closed store assets (see footnote 8)                                                 --               0.6%               --
Interest income - net                                                                0.9%               0.6%             0.5%
Earnings before income taxes                                                         9.0%               5.8%             5.8%
Net earnings                                                                         5.7%               3.7%             3.7%


Fiscal 1997 Compared to Fiscal 1996

                  Net sales increased by 7.6% to $554.8 million for the 52 weeks ended July 26, 1997 ("fiscal 1997"), from $515.5 million for the 52 weeks ended July 27, 1996 ("fiscal 1996"), due primarily to a 5.4% increase in comparable store sales. The increase in comparable store sales resulted primarily from better weather conditions during fiscal 1997 and positive reaction by customers to the Company's merchandise offerings. The improvement in net sales was also attributable to an approximately 3.5% increase in total selling square footage, which was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the closing of underperforming stores, which resulted in the number of stores in operation declining to 690 stores as of July 26, 1997, from 726 stores in operation as of July 27, 1996. The Company's strategy for fiscal 1998 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while aggressively closing its underperforming locations.

                  Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 10.8% to $196.7 million, or 35.5% of net sales, in fiscal 1997 from $177.5 million, or 34.4% of net sales, in fiscal 1996 period. The increase in gross profit as a percentage of net sales was primarily due to higher initial margins resulting from the increased percentage of private brand merchandise, decreased markdowns and lower shrinkage. Occupancy costs also decreased as a percentage of sales as leverage from the increase in comparable store sales offset higher rents paid for new stores and lease renewals.

                  Selling, general and administrative ("SG&A") expenses increased by 2.4% to $135.4 million, or 24.4% of net sales, in fiscal1997 from $132.2 million, or 25.6% of net sales, in fiscal 1996. The Company's continued productivity improvements from the larger-size combo stores, focus on controlling costs and the comparable store sales increase all contributed to the decline in SG&A as a percentage of sales.

                  Depreciation expense increased by 2.0% to $16.1 million for fiscal 1997 from $15.8 million for fiscal 1996. Depreciation expense for both periods also includes certain writeoffs related to the closure of 61 stores and 72 stores during the 1997 and 1996 periods, respectively.

                  Interest income - net increased by 44.0% to $4.8 million for fiscal 1997 from $3.3 million for fiscal 1996. The increase resulted primarily from an increase in the Company's investment portfolio. (See also Notes 1 and 2 to the Consolidated Financial Statements).


Fiscal 1996 Compared to Fiscal 1995

                  Net sales increased by 2.9% to $515.5 million in fiscal 1996, from $500.8 million in fiscal 1995. Same-store sales decreased 3.5% from the prior year. The Company operated 726 stores at July 27, 1996, compared to 766 stores operated at July 29, 1995.

                  The increase in net sales in fiscal 1996 resulted from the Company's store development activity. Although the Company closed 72 stores in fiscal 1996, the Company increased its selling square footage approximately 1% by opening new stores and converting single-format stores into combo stores. The decrease in same-store sales in fiscal 1996 resulted primarily from competitive pressures, unseasonable weather and a general price deflation in the women's apparel retail sector.

                  Gross Profit (net sales less cost of sales, including occupancy and buying costs) was $177.5 million, or 34.4% of net sales, in fiscal 1996, compared to $173.7 million, or 34.7% of net sales, in fiscal 1995. The decrease in gross profit as a percentage of sales resulted primarily from spreading relatively fixed occupancy and buying costs over decreased comparable store sales.

                  Selling, general and administrative expenses, expressed as a percentage of net sales, decreased 1.0% in fiscal 1996 versus fiscal 1995. The expense economies of converting stores to larger combo stores and an enhanced company-wide focus on cost controls contributed to this decrease. These factors more than offset the effect of lower comparable store sales on these relatively fixed expenses.

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

                  Interest income - net in fiscal 1996 increased 25% over fiscal 1995. The increase resulted primarily from an increase in the market value of the Company's managed municipal bond portfolio. (See also Notes 1 and 2 to the Consolidated Financial Statements).

Liquidity and Capital Resources

                  The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, the continued expansion of its successful combination store format, the implementation of a new point of sale register system for its stores and the relocation of its headquarters. Total capital expenditures were $16.5 million, $17.1 million and $22.0 million in fiscal 1997, 1996 and 1995, respectively. A total of approximately $15 million of capital expenditures during fiscal 1994 and fiscal 1995 were for the new Suffern facility. In conjunction with the new facility, the Company accepted a $3.5 million low interest industrial revenue loan in fiscal 1995 from New York State Urban Development Corporation. In addition, approximately $7 million in capital expenditures during fiscal 1997 and fiscal 1996 were for the new point-of-sale system.

                  The Company's cash, cash equivalents, marketable securities and investments increased approximately $32.7 million in fiscal 1997 from fiscal 1996. This was primarily due to the increase in earnings. The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) has improved steadily over the past three years (1.75, 1.54 and 1.25 at the end of fiscal 1997, 1996 and 1995, respectively). Merchandise inventories at July 26, 1997 increased $10.0 million from July 27, 1996 as the Company has continued to grow its inventory levels in line with projected sales. The Company's net cash provided by operations in fiscal 1997 increased to $48.4 million as compared to $35.6 million in fiscal 1996 and $27.6 million in fiscal 1995. The increase in fiscal 1997 was due primarily to the increase in earnings. During this three-year period, the Company has increased its cash, cash equivalents, marketable securities and investments by $62.0 million and financed its expansion and corporate relocation while only incurring $3.5 million in long-term debt.

                  At July 26, 1997, the Company had $122.9 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was $153.6 million at July 26, 1997. In addition, the Company had $100 million available in unsecured lines of credit bearing interest at below the prime rate. The Company had no debt outstanding under any of the lines at July 26, 1997. However, borrowings were limited by approximately $34 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

                  In fiscal 1998, the Company plans to spend approximately $15.3 million to open approximately 50 additional stores, convert approximately 20 single-format stores to its larger combination store format and continue its store remodeling program. In addition, the Company continues to pursue acquisition opportunities. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.


Inflation

                  The Company does not believe that inflation had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

                  In fiscal 1996 and fiscal 1995 there was deflation in the cost of apparel. The Company believes that this deflation had a modest effect on the Company's net sales in those fiscal years.

Seasonality

                  The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 1998. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays and changes in the Company's merchandise mix.



ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                                              PART III


                  The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1997 Annual Meeting of Shareholders.

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

ITEM 14.  (a) (3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(oo), 10(pp), 10(qq), 22 and 24 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                 Incorporated By
                                                                  Reference From

3(c)       Amended and Restated Certificate of Incorporation ............    (1)

3(e)       Amended and Restated By-Laws .................................    (1)

3(f)       Amendments to Amended and Restated Certificate of Incorporation   (5)

3(g)       Amendments to Amended and Restated By-Laws ...................    (5)

3(h)       Amendments to Amended and Restated By-Laws ...................    (6)

                                                                 Incorporated By
                                                                  Reference From


4.          Specimen Common Stock Certificate                                (1)

10(a)       1993 Incentive Stock Option Plan                                (10)

10(b)       Employment Agreement With Burt Steinberg                         (1)

10(e)       Agreement for Issuance of Stock to  Arthur Ziluck                (1)

10(f)       Agreement terminating Agreement for Purchase of Certain Stock
               from Elliot S. Jaffe upon death                               (6)

10(g)       Agreement terminating Agreement for Purchase of Certain Stock
               from Roslyn S. Jaffe upon death                               (6)

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

                  10(k)   Wilton, CT store                                   (1)

                  10(l)   Danbury, CT store                                  (1)

                  10(m)   Branford, CT store                                 (1)

                  10(o)   Mt. Kisco, NY store                                (1)

                  10(hh) Norwalk, CT  Dress Barn Woman store                 (8)

                  10(ii)  Branford, CT  Dress Barn Woman store               (8)

10(r)             Amendments to Employment Agreement with Burt Steinberg     (2)

10(v)             Employment Agreement with Eric Hawn                        (4)

10(w)             Agreement for Advances with Eric Hawn                      (4)

10(z)             Extension of Employment Agreement with Burt Steinberg      (5)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan  (5)

                                                                 Incorporated By
                                                                  Reference From

10(cc)            Employment Agreement with Armand Correia                   (7)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia    (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe      (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg    (7)

10(jj)            Employment Agreement with David Montieth                   (8)

10(kk)            Employment Agreement with David Jaffe                      (8)

10(mm)            Lease between Dress Barn and  AT&T for                     (9)
                  Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan               (11)

10(oo)            Split Dollar Agreement between Dress Barn and
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and
                  Jaffe 1996 Insurance Trust


22.               Subsidiaries of the Registrant

24.               Independent Auditors' Consent

------------------------------------------
     (1) The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
     (2) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
     (3) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
     (4) The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
     (5) The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
     (6) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
     (7) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
     (8) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
     (9) The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
     (10)The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
     (11)The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.

ITEM 14.  (b)  REPORT ON FORM 8-K

                  The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 26, 1997.

ITEM 14.  (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 10(oo), 10(pp), 10(qq), 22 and 24 which are filed as part of this Report.

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

    Signature                   Title                                       Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe          Chairman of the Board and                      10/23/97
                         Chief Executive Officer
                         (Principal Executive Officer)

/s/ ROSLYN S. JAFFE
Roslyn S. Jaffe          Director and Secretary and Treasurer           10/23/97


/s/ BURT STEINBERG
Burt Steinberg           Director and President                         10/23/97
                         and Chief Operating Officer


/s/ KLAUS EPPLER
Klaus Eppler             Director                                       10/23/97


Donald Jonas             Director


Mark S. Handler          Director


Edward D. Solomon        Director

/s/ ARMAND CORREIA
Armand Correia           Chief Financial Officer (Principal             10/23/97
                         Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries as of July 26, 1997 and July 27, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and Subsidiaries as of July 26, 1997 and July 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Stamford, Connecticut
September 12, 1997


The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except share data                                          July 26,                July 27,
ASSETS                                                                               1997                    1996
                                                                       ------------------        ----------------

Current Assets:
     Cash and cash equivalents                                                     $1,124                  $9,517
     Marketable securities and investments (Note 2)                               122,888                  81,788
     Merchandise inventories                                                       99,835                  89,791
     Prepaid expenses and other                                                     2,469                   2,770
                                                                        ------------------        ----------------
        Total Current Assets                                                      226,316                 183,866
                                                                        ------------------        ----------------
Property and Equipment:
     Leasehold improvements                                                        54,261                  51,008
     Fixtures and equipment                                                        92,438                  88,454
     Computer software                                                              7,924                   7,604
     Automotive equipment                                                             301                     342
                                                                        ------------------        ----------------
                                                                                  154,924                 147,408
     Less accumulated depreciation
       and amortization                                                            73,171                  66,503
                                                                        ------------------        ----------------
                                                                                   81,753                  80,905
                                                                        ------------------        ----------------
Other Assets                                                                        1,433                     952
                                                                        ------------------        ----------------
                                                                                 $309,502                $265,723
                                                                        ==================        ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $40,168                 $37,199
     Accrued expenses                                                              27,814                  20,903
     Customer credits                                                               2,489                   2,062
     Income taxes payable                                                           2,266                     972
                                                                        ------------------        ----------------
        Total Current Liabilities                                                  72,737                  61,136
                                                                        ------------------        ----------------
Deferred Income Taxes                                                                 443                   1,991
                                                                        ------------------        ----------------
Long-Term Debt (Note 3)                                                             3,500                   3,500
                                                                        ------------------        ----------------
Commitments (Note 6)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                    --                      --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 23,887,538 and 23,573,462
               Shares, respectively
       Outstanding- 22,742,538 and 22,568,462
               Shares, respectively                                                 1,194                   1,179
     Additional paid-in capital                                                    19,856                  16,530
     Retained earnings                                                            218,877                 187,110
     Treasury stock, at cost                                                      (8,214)                 (5,706)
     Unrealized holding gain (loss) on marketable securities                        1,109                    (17)
                                                                        ------------------        ----------------
                                                                                  232,822                 199,096
                                                                        ==================        ================
                                                                                 $309,502                $265,723
                                                                        ==================        ================

See notes to consolidated financial statements


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Dollars in thousands except per share amounts
                                                                                           Year Ended
                                                               -----------------------------------------------------------
                                                                          July 26,           July 27,            July 29,
                                                                              1997               1996                1995
                                                               -----------------------------------------------------------
     Net sales                                                            $554,843           $515,522            $500,836
     Cost of sales, including
       Occupancy and buying costs                                          358,093            337,998             327,166
                                                               -----------------------------------------------------------

     Gross profit                                                          196,750            177,524             173,670

     Selling, general and
       Administrative expenses                                             135,384            132,176             133,253

     Depreciation and amortization                                          16,139             15,828              14,063

     Write-down of underperforming
       And closed store assets (Note 8)                                       ----              2,848                ----
                                                               -----------------------------------------------------------

     Operating income                                                       45,227             26,672              26,354

     Interest income- net                                                    4,800              3,343               2,670
                                                               -----------------------------------------------------------

        Earnings before
          Income taxes                                                      50,027             30,015              29,024

     Income taxes                                                           18,260             11,106              10,739
                                                               -----------------------------------------------------------

        Net earnings                                                       $31,767            $18,909             $18,285
                                                               ===========================================================

     Earnings per share:
            Primary                                                          $1.35              $0.84               $0.82
                                                               ===========================================================

            Fully diluted                                                    $1.34              $0.84               $0.82
                                                               ===========================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of
     Shareholders' Equity                                                                                 Unrealized
Dollars and shares in thousands.                                                                         Holding Gain
                                                                         Additional                         (Loss)         Total
                                                         Common Stock     Paid-In   Retained   Treasury  On Marketable Shareholders'
                                                        Shares   Amount   Capital   Earnings     Stock    Securities       Equity
Balance, July 30, 1994                                   22,222  $1,161   $13,827    $149,916   $(5,706)       --         $159,198
Deferred compensation                                        25       1       644                                              645
Employee Stock Purchase Plan activity                        43       2       390                                              392
Shares issued pursuant to exercise of stock options          15       1        86                                               87
Shares issued in connection with purchase
     of JRL Consulting Corp.                                  9       1       109                                              110
Unrealized holding gain on marketable securities                                                                $221           221
Net earnings                                                                           18,285                               18,285

Balance, July 29, 1995                                   22,314   1,166    15,056     168,201    (5,706)         221       178,938
Deferred compensation                                        43       3       183                                              186
Employee Stock Purchase Plan activity                        21       1       226                                              227
Shares issued pursuant to exercise of stock options         190       9     1,065                                            1,074
Unrealized holding loss on marketable securities                                                                (238)         (238)
Net earnings                                                                           18,909                               18,909

Balance, July 27, 1996                                   22,568   1,179    16,530     187,110    (5,706)         (17)      199,096
Deferred compensation                                                       1,160                                            1,160
Employee Stock Purchase Plan activity                        13       1       149                                              150
Shares issued pursuant to exercise of stock options         302      14     2,017                                            2,031
Purchase of treasury stock                                 (140)                                 (2,508)                    (2,508)
Unrealized holding gain on marketable securities                                                               1,126         1,126
Net earnings                                                                           31,767                               31,767
                                                        ---------------------------------------------------------------------------
Balance, July 26, 1997                                   22,743  $1,194   $19,856    $218,877   ($8,214)      $1,109      $232,822
                                                         ==========================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands                                                                                       Year Ended
                                                                            --------------------------------------------------------
                                                                                       July 26,            July 27,         July 29,
                                                                                           1997                1996            1995
                                                                            --------------------------------------------------------
Operating Activities:
Net earnings                                                                            $31,767             $18,909         $18,285
                                                                            --------------------------------------------------------
Adjustments  to  reconcile  net  earnings  to net  cash  Provided  by  operating activities:
      Depreciation and amortization of property and
        Equipment (net)                                                                  13,351              12,855          11,454
      Write-down of underperforming and
        Closed store assets (Note 8)                                                        ---               2,848             ---
      Loss on disposal of closed store assets                                             2,788               2,973           2,301
      (Decrease) increase in deferred income taxes                                       (1,548)                873            (770)
      Deferred compensation                                                               1,159                 185             755
      Changes in assets and liabilities:
         Increase in merchandise inventories                                            (10,044)             (1,746)         (8,444)
         Decrease in prepaid expenses                                                       301                 670             798
         (Increase) decrease in other assets                                               (481)               (331)             60
         Increase (decrease) in accounts payable- trade                                   2,969              (1,225)         (3,276)
         Increase in accrued expenses                                                     6,410               1,403           3,612
         Increase in customer credits                                                       427                 575             346
         Increase (decrease) in income taxes payable                                      1,294              (2,430)          2,507
                                                                            --------------------------------------------------------
       Total adjustments                                                                 16,627              16,650           9,343
                                                                            --------------------------------------------------------

        Net cash provided by operating activities                                        48,394              35,559          27,628
                                                                            --------------------------------------------------------

Investing Activities
    Purchases of property and equipment - net                                           (16,487)            (17,109)        (22,026)
    Sales and maturities of marketable securities and investments                        38,911             110,613          24,548
    Purchases of marketable securities and investments                                  (78,885)           (128,226)        (33,417)
                                                                            --------------------------------------------------------
       Net cash used in investing activities                                            (56,461)            (34,722)        (30,895)
                                                                            --------------------------------------------------------

Financing Activities
    Proceeds from long term debt                                                            ---                 ---           3,500
    Purchase of treasury stock                                                           (2,508)                ---              ---
    Proceeds from Employee Stock Purchase Plan                                              150                 227             392
    Proceeds from stock options exercised                                                 2,032               1,074              86
                                                                            --------------------------------------------------------
      Net cash (used in) provided by financing activities                                  (326)              1,301           3,978
                                                                            --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                     (8,393)              2,138             711
Cash and cash equivalents- beginning of period                                            9,517               7,379           6,668
                                                                            --------------------------------------------------------

Cash and cash equivalents- end of period                                                 $1,124              $9,517          $7,379
                                                                            ========================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                          $16,966             $13,840          $9,002
                                                                            ========================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
   Notes to Consolidated Financial Statements Three Years Ended July 26, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel. The Company operates in one business segment.

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

         Property and equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. For income tax purposes, accelerated methods are generally used.

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

         Cash and cash equivalents

         For purposes of the statement of cash flows, the Company considers its highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company's money market funds are maintained with one financial institution.

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

         Earnings per share (EPS)

     Earnings per share is calculated by dividing net earnings by the total of the weighted average number of common shares and common share equivalents outstanding during the period, assuming the dilutive effect of stock options, computed in accordance with the treasury stock method. The number of shares used in the computation of primary earnings per share was 23,541,442, 22,413,267 and 22,266,091 for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The number of shares used in the computation of fully diluted earnings per share was 23,765,618, 22,629,567 and 22,591,085 for fiscal 1997, fiscal 1996 and fiscal
1995, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS will be computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS will reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company will adopt this statement for fiscal 1998. The Company expects that this statement will not have a material effect on earnings per share.

         Reclassifications

         Certain  amounts  in  prior  years'  financial   statements  have  been
reclassified for comparative purposes.

         Use of estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock based compensation

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123"), was issued. SFAS 123 requires the Company elect to either adopt a fair value based expense recognition method of accounting for stock-based compensation plans or continue to use the current valuation methods with pro forma disclosure of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected to retain its current method of accounting for stock-based compensation and provide the required disclosures in its financial statements.
         The company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date.

Disclosure about fair value of financial instruments

         The fair value of financial instruments classified as current assets or liabilities approximate carrying amount due to the short-term maturity of the instruments. The fair value of long term debt, discounted using current borrowing rates available for financing with similar terms and maturities, was approximately $2.1 million and $2.0 million at the end of the 1997 and 1996 fiscal years, respectively.

2.       MARKETABLE SECURITIES AND INVESTMENTS

         Marketable securities and investments included the following:


                                                                July 26, 1997                          July 27, 1996
                                                                -------------                          -------------
(In 000's)                                                  Fair          Amortized                 Fair          Amortized
                                                            Value             Cost                  Value              Cost
Money Market Funds                                            $1,893            $1,893                $1,876            $1,876
US Govt. Bonds & Notes                                         8,010             7,983                25,853            25,842
Short Term Investments                                        24,642            24,642                 9,019             9,019
Other Investments                                              9,108             8,917                 5,012             5,012
Tax Free Municipal Bonds                                      77,524            76,457                38,373            38,178
US Govt. Securities Fund                                       1,711             1,887                 1,655             1,878

                                                            $122,888          $121,779               $81,788           $81,805
                                                           =========         =========              ========          =======


         The scheduled maturities of marketable securities and investments at July 26, 1997 are:

Due In                                                                                   Fair Value                Amortized Cost
-------------------                                                                    -------------               --------------
(in 000's)
One year or less                                                                            $51,528                     $51,448
One year through five years                                                                  65,409                      64,456
Six years through ten years                                                                   2,851                       2,775
Over ten years                                                                                3,100                       3,100

                                                                                           $122,888                    $121,779
                                                                                           =========                   ========

         Unrealized holding gains and losses at July 26, 1997 netted to an unrealized gain of approximately $1.1 million. Proceeds and gross realized gains from the sale of securities in fiscal 1997, 1996 and 1995 were $38.9 million and $0.3 million, $110.6 million and $0.6 million, and $9.6 million and a loss of $0.4 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

3.       LONG-TERM DEBT

         The Company has a $3.5 million unsecured loan, due October 1, 2004, with interest at rates ranging from 0% to 3% over the term of the loan, from the New York State Urban Development Corporation. Interest commenced November 1, 1996 and is paid monthly thereafter. The loan agreement has no restrictive covenants, but requires a $3.5 million irrevocable letter of credit in favor of the lender to guarantee its repayment. The Company had no other long-term debt outstanding at any time during the three years ended July 26, 1997.

         At July 26, 1997, the Company had unsecured lines of credit with three banks totaling $100 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 26, 1997. However, the credit lines available were reduced by approximately $34 million of outstanding letters of credit.

4.       EMPLOYEE BENEFIT PLANS

         In August 1995, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeds the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1997, 1996 and 1995, the Company incurred expenses of $692,000, $712,000 and $555,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan, which allows employees to purchase shares of company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

5.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                     Year Ended
(In 000's)                           July 26,         July 27,          July 29,
                                        1997             1996              1995
Federal:
         Current                     $15,986           $8,428            $8,815
         Deferred                     (1,240)             169              (608)

                                      14,746            8,597             8,207
State:
         Current                       3,822            2,742             2,694
         Deferred                       (308)            (233)             (162)

                                       3,514            2,509             2,532

Provision for income taxes           $18,260          $11,106           $10,739
                                     ========         ========          =======

         Significant components of the Company's deferred tax liabilities and assets were as follows:

                                      July 26,         July 27,         July 29,
(in 000's)                               1997             1996             1995
Deferred tax liabilities:
Depreciation                           $6,627           $5,433            $6,483
Other items                             1,320            1,316               953

   Total deferred tax liabilities       7,947            6,749             7,436

Deferred tax assets:
Inventory capitalization
for tax purposes                        1,449            1,620             2,303
Other items                             6,055            3,138             4,016

   Total deferred tax assets            7,504            4,758             6,319


Net deferred tax liabilities           $  443           $1,991            $1,117
                                       ======           ======            ======

         The net deferred tax liabilities were comprised of approximately $237,000 in state deferred taxes and $206,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                     Year Ended
                                     July 26,         July 27,          July 29,
                                        1997             1996              1995

Statutory tax rate                      35.0%            35.0%             35.0%
State taxes - net of federal
  Benefit                                5.1%             5.6%              6.1%
Other - net                             -3.6%            -3.6%             -4.1%

Effective tax rate                      36.5%            37.0%             37.0%


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

                  A summary of occupancy costs follows:

                                                     Year Ended
                                     July 26,         July 27,          July 29,
in 000's)                               1997             1996              1995

Base rentals                          $59,906          $56,113           $47,942
Percentage rentals                        229               94               167
Other occupancy costs                  19,526           19,626            18,299

Total                                 $79,661          $75,833           $66,408
                                     ========         ========           =======

                  The following is a schedule of future minimum rentals under noncancellable operating leases as of July 26, 1997 (dollars in thousands):


             Fiscal Year                                                  Amount
            -------------                                           ------------
                1998                                                  $   52,391
                1999                                                      44,375
                2000                                                      35,547
                2001                                                      25,396
                2002                                                      18,126
         Subsequent years                                                 31,410

         Total future minimum rentals                                   $207,245

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

    Leases with related parties
         The Company leases five stores from the Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 26, 1997, included in the above schedule, are approximately $404,000 annually and aggregate $2.1 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1997, 1996 and 1995 under these leases amounted to approximately $500,000, $492,000 and $429,000, respectively.

7.       STOCK-BASED COMPENSATION PLANS

         At July 26, 1997, the Company had five stock-based compensation plans. The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. All options granted under both plans vest over a five year period and generally expire after ten years from date of grant. The Company's 1987 Non-Qualified Stock Option Plan, which will expire December 7, 1997, provides for the granting of options to purchase up to 1,000,000 shares of Common Stock to key employees. At July 26, 1997, there were 805,300 shares under the 1993 plan and 26,418 shares under the 1987 plan available for future grant. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of Common Stock. As of July 26, 1997, 400,000 options had been issued under the 1995 Stock Option Plan. The Company's Employee Stock Purchase Plan allows employees to purchase shares of company stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

         The following summarizes the activities in all Stock Option Plans:

                                                                                         Weighted Average
                                                                         Number of        Exercise Price
                                                                           Shares           (Per share)

Outstanding - July 30,1994                                                1,257,342            $ 8.17

         Granted                                                            406,079              8.58
         Exercised                                                          -15,461              5.60
         Canceled                                                          -255,327             10.15


Outstanding - July 29,1995                                                1,392,633            $ 7.04

         Granted                                                            124,750              9.15
         Exercised                                                         -188,829              5.69
         Canceled                                                           -55,261              8.28

Outstanding - July 27,1996                                                1,273,293            $ 8.39

         Granted                                                            882,055              7.43
         Exercised                                                         -302,202              6.68
         Canceled                                                          -106,154             10.11

Outstanding - July 26,1997                                                1,746,992            $ 8.09
                                                                          =========            ======


     At July 26, 1997, July 27, 1996 and July 29, 1995, there were exercisable 484,460 options, 675,914 options and 532,224 options, respectively, which have weighted average exercise prices of $8.23 per share, $7.50 per share and $6.50 per share, respectively.

         The  following  table  summarizes   information   about  stock  options
outstanding at July 26, 1997:

                                                                                                     Options Exercised
                                        Number                    Options Granted                 Number          Weighted
                                      Outstanding       Weighted Average    Weighted Average    Exercisable        Average
Range of Exercise Prices            as of 7/26/97       Remaining Life      Exercise Price     as of 7/26/97    Exercise Price
$3.00  -  $6.00                          485,500           6.87 years             $5.12            185,500           $5.31
 6.50  -  $8.68                          774,515           8.49 years             $8.62             63,149           $8.28
 8.75  -  12.50                          486,977           6.83 years            $10.20            235,811          $10.51

$3.00  - $12.50                        1,746,992           7.58 years             $8.09            484,460           $8.23
================================================================================================================================


         The estimated fair value of options granted during fiscal 1997 and fiscal 1996 was $3.79 and $4.00 per share, respectively, for options that were issued at the market price. In fiscal 1997, the Company granted 300,000 options at $5.00 per share, less than the market price on the date of grant, which had a fair value of $5.36 per share. The Company records compensation expense for all stock-based compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, The Company's net earnings and earnings per share for fiscal 1997 and fiscal 1996 would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended
                                                     July 26,           July 29,
                                                        1997               1996

Net earnings (in 000's):
         As reported                                  $31,767            $18,909
         Pro forma                                    $31,226            $18,862

Earnings per share - primary:
         As reported                                    $1.35              $0.84
         Pro forma                                      $1.33              $0.84

                  The fair values of the options granted under the Company's fixed stock option plans during fiscal 1997 and fiscal 1996 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of approximately 39.6%, risk-free interest rate of approximately 5.7%, and expected lives of option grants of approximately 5.0 years. These pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. SFAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.


8.       WRITE-DOWN OF UNDERPERFORMING AND CLOSED STORE ASSETS

                  In fiscal 1996, the Company implemented the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of impairment of (a) long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and (b) long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value.

QUARTERLY RESULTS OF OPERATIONS (unaudited)
($000 omitted except per share amounts)

                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 26, 1997
Net Sales                                             $146,527          $134,103         $131,457          $142,755
Gross Profit,
  less occupancy
  and buying costs                                      54,533            48,309           43,947            49,960
Income Taxes                                             6,446             4,232            3,028             4,554
Net Earnings                                            11,211             7,364            5,268             7,924
Earnings Per Share(*)
       Primary                                           $0.47             $0.32            $0.23             $0.35
       Fully Diluted                                     $0.46             $0.31            $0.22             $0.34

                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 27, 1996
Net Sales                                             $133,871          $125,174         $119,127          $137,351
Gross Profit,
  less occupancy
  and buying costs                                      46,604            43,783           38,750            48,387
Income Taxes                                             3,533             3,018            1,017             3,538
Net Earnings (**)                                        6,016             5,137            1,731             6,025
Earnings Per Share(*)
       Primary                                           $0.27             $0.23            $0.08             $0.27
       Fully Diluted                                     $0.26             $0.23            $0.08             $0.27

(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share in fiscal 1997 and fiscal 1996.

(**) Include $2.8 million pre-tax charge for the write-down of underperforming and closed store assets (see note 8 to the financial statements).

                                EXHIBIT 10 (oo)

             AGREEMENT CONCERNING "SPLIT-DOLLAR" LIFE INSURANCE PLAN


                  AGREEMENT made as of the 1st day of January, 1997, among THE DRESS BARN, INC. (the "Employer"), MICHAEL DINSTEIN, as Trustee (the "Trustee") of the STEINBERG FAMILY TRUST F/B/0 MICHAEL STEINBERG (the "Trust"), BURT B. STEINBERG and FRANCINE STEINBERG.

WHEREAS:

                  1. The Trust owns a fifty percent interest in two policies of insurance on the joint lives of BURT B. STEINBERG and his wife, FRANCINE STEINBERG (the "Insureds").


                  2. The policies of insurance owned by the Trust and referred to in this Agreement were issued by the JOHN HANCOCK LIFE INSURANCE COMPANY as Policy No. 20012191 and by the PRUDENTIAL INSURANCE COMPANY OF AMERICA as Policy No. 4021402, respectively. In this Agreement, each insurance company is referred to as the "Insurer", both insurance companies are collectively referred to as the "Insurers", each policy is referred to as the "Policy" and both policies are collectively referred to as the "Policies".


                  3. BURT B. STEINBERG (the "Employee") is employed by the Employer.


                  4. The Employer has agreed to establish a split-dollar life insurance plan (the "Plan") to assist the Trustee in paying premiums due on the Policies.


                  5. The Trust has agreed to assign to the Employer certain specific rights in and to the Policies in consideration of payment by the Employer of premiums due on the Policy.


                  NOW, THEREFORE, the Employer, the Trust and the Insureds agree that:


                  1. Payment of Premiums: On or before the date or dates on which each premium becomes due (a) the Trust will pay to each Insurer a portion of the premium for the Policy issued by it equal to the current term rate (defined below) for the portion of the insurance proceeds the Trust would receive on the death of the last surviving Insured during the year in which such premium is due and (b) the Employer will pay to each Insurer the balance of the premium for the Policy issued by it. The "current term rate" with respect to each Policy is (a) while the Insureds are both living, an amount equal to the lesser of the issuing Insurer's rate for a joint/survivorship one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64-328 and 66-110 (commonly known as the "U.S. 38 rates") and
(b) while only one of the Insureds is living, an amount equal to the lesser of the issuing Insurer's rate for a single life one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64-328 and 66-110 (commonly known as the "P.S. 58 rates").

                  Notwithstanding the foregoing, in the event that the Employee predeceases his wife, after the death of the Employee the Employer will pay to each Insurer the entire premium for the Policy issued by it.

                  2. Dividends: Dividends declared by the Prudential Insurance Company of America shall be used to purchase paid-up additions. The policy issued by John Hancock Life Insurance Company does not provide for the payment of dividends.


                  3. Policy Ownership and Collateral Assignment: The Trust will continue to own each Policy and shall assign to the Employer, subject to the terms and conditions of each Policy and to any superior liens that each Insurer may have against the Policy issued by it, the following specific rights in and to each Policy:

     (a) The right to obtain, upon surrender of said Policy by the Trust, an amount from the surrender proceeds equal to, but not exceeding, the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

     (b) The right to collect, upon a claim by the Trust under said Policy by reason of the death of the Insureds, an amount from the proceeds equal to but not exceeding the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

     (c) The right to receive from the Trust upon its exercise of its right to obtain loans from the Insurers with respect to each such Policy the amount, if any, by which the proceeds of said loan exceed the difference between (i) the cash surrender value of such Policy immediately preceding said loan and (ii) the Employer's Interest in such Policy (as defined in Paragraph 4 below) immediately preceding said loan.

     As owner of each Policy, the Trust will possess and exercise exclusively all remaining rights in and to each Policy not otherwise assigned to the Employer by reason of this Agreement, including, without limitation, the right to assign each Policy to a third party, the right to designate the beneficiary or beneficiaries of any death benefit of each Policy in excess of the Employer's Interest in the Policy and the right to surrender each Policy.

                  The Employer agrees that it will not exercise its rights in and to the Policies in any way that may conflict with the exercise by the Trust of its rights in and to the Policies or that may delay or otherwise interfere with receipt by its designated beneficiary or beneficiaries of any death benefit under each Policy in excess of the Employer's Interest in the Policy. The Employer agrees that it will not assign its rights in and to the Policies to any person or entity other than the Trust without the prior consent of the Trustee.

                  The Trust agrees to notify the Employer of any assignment of its rights in and to each Policy, in whole or in part.


                  4. Employer's Interest in the Policy: With respect to each Policy, the amount of the Employer's interest in the Policy, wherever referred to in this Agreement, is an amount equal to the lesser of (a) the aggregate amount of premiums paid by the Employer less the aggregate amount, if any, paid by or on behalf of the Trust to the Employer in reimbursement of premiums paid by the Employer, and (b) the net cash value or proceeds of the Policy.


                  5. Termination of Agreement: This Agreement will terminate with respect to each Policy upon whichever of the following is the first to occur:

     (a) Surrender of the Policy by the Trust (who has the sole and exclusive right of surrender).

     (b) Payment by or on behalf of the Trust to the Employer of an amount equal to the amount of the Employer's Interest in the Policy, accompanied by a notice of termination signed by the Trustee.

     (c) The death of the survivor of the Insureds.

     (d) Termination of the Employee by the Employer for "Cause" (as defined in Paragraph 6 below).

     (e) "Retirement" (as defined in Paragraph 6 below) of the Employee, but only if the Employee engages in "Competitive Activity" (as defined in Paragraph 6 below) within 24 months after retirement.

     (f) Resignation of the Employee prior to "Retirement" (as defined below).

                  Upon termination of this Agreement and receipt by the Employer of the amount of the Employer's Interest in the Policy, the Employer agrees to execute such documents as may be reasonably required by the Trust to release the Employer's rights in and to said Policy.


                  6.       Definitions:

     (a) Termination for "Cause" means a termination by the Employer for criminal dishonesty, repeated acts or omissions which significantly impair the ability of the Employer to conduct business in its usual manner provided that the Employer has provided the Employee with written notice of each alleged act or omission, or any other acts or omissions which are determined by arbitration, in accordance with the applicable rules of the American Arbitration Association, to be a material violation of any employment agreement in effect from time to time between the Employer and the Employee sufficient to justify the Employer's termination of the Employee's employment.

     (b) Retirement means the Employee's Termination of Employment (as defined in (c) of this Paragraph 6 below) at or after age 65 or such earlier age after age 55 as shall be approved by the Employer, such approval not to be unreasonably withheld.

     (c) Termination of Employment means that the Employee is no longer actively performing services for the Employer on a full-time basis, irrespective of whether or not the Employee is receiving salary, continuance pay, is continuing to participate in other employee benefit programs or is otherwise receiving severance type payments. A Termination of Employment shall not include a leave of absence approved by the Employer, such approval not to be unreasonably withheld. For purposes of this Agreement, a full time basis, except as may be otherwise provided in any agreement between the Participant and the Company, shall mean scheduled work of at least thirty (30) hours per week.

     (d) Competitive Activity means that if employment is terminated during the term of any employment agreement voluntarily by the Employee, or by the Employer for cause, during the two year period commencing on the day following such termination, the Employee will not, within ten (10) miles of the location of any store then owned by the Employer compete with the Employer by starting up any business, or by directly or indirectly owning any interest in excess of fifty (50%) percent in the equity of any existing business which owns or operates a store in competition with the Employer within such ten (10) mile radius.

     7. Amendment and Effect: This Agreement contains the entire understanding between the Trust, the Employer and the Insureds concerning the matters addressed herein. This Agreement, or any of its provisions, may not be amended, supplemented, modified or waived unless by a writing signed by the party to be bound thereby. If any provision of this Agreement is determined to be void, invalid or unenforceable, the remaining provisions will not be affected, but will continue in effect as though such void, invalid or unenforceable provision were not originally a part of this Agreement. This Agreement will benefit and bind the heirs, executors, administrators, personal representatives, successors and assigns of each of the parties hereto. Notwithstanding the foregoing, the Trustee is entering into this Agreement solely in his capacity as Trustee and not individually.

     8. Special Provisions: The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974:

                           (a) The named fiduciary: The Secretary of the Employer.

                           (b) The funding policy under this Plan is that all premiums on the Policy shall be remitted to the Insurer when due.

                           (c) Direct payment by the Insurer is the basis of payment of benefits under this Plan, with those benefits in turn being based on the payment of premiums as provided in the Plan.

                           (d) For claims procedure purposes, the "Claims Manager" shall be the Secretary of the Employer.

                                    (1)     If  for  any   reason  a  claim  for
                                            benefits  under  this plan is denied
                                            by the Employer,  the Claims Manager
                                            shall  deliver  to  the  claimant  a
                                            written  explanation  setting  forth
                                            the specific reasons for the denial,
                                            pertinent  references  to  the  Plan
                                            section   on  which  the  denial  is
                                            based,  such  other  data  as may be
                                            pertinent  and  information  on  the
                                            procedures  to be  followed  by  the
                                            claimant  in  obtaining  a review of
                                            the claim,  all  written in a manner
                                            calculated  to be  understood by the
                                            claimant. For this purpose:
                                                     (A)      The     claimant's
                                                              claim   shall   be
                                                              deemed  filed when
                                                              presented   orally
                                                              or in  writing  to
                                                              the         Claims
                                                              Manager.
                                                     (B)      The         Claims
                                                              Manager's
                                                              explanation  shall
                                                              be   in    writing
                                                              delivered  to  the
                                                              claimant within 90
                                                              days  of the  date
                                                              the    claim    is
                                                              filed.

                                    (2)     The  claimant  shall  have  60  days
                                            following  receipt  of the denial of
                                            the  claim to file  with the  Claims
                                            Manager a written request for review
                                            of the denial.  For such review, the
                                            claimant    or    the     claimant's
                                            representative  may submit pertinent
                                            documents  and  written  issues  and
                                            comments.

                                    (3)     The Claims  Manager shall decide the
                                            issue  on  review  and  furnish  the
                                            claimant  with a copy within 60 days
                                            of receipt of the claimant's request
                                            for   review  of  the   claim.   The
                                            decision  on  review   shall  be  in
                                            writing and shall  include  specific
                                            reasons for the decision, written in
                                            a manner calculated to be understood
                                            by the claimant, as well as specific
                                            references  to  the  pertinent  Plan
                                            provisions on
                                            which the  decision  is based.  If a
                                            copy  of  the  decision  is  not  so
                                            furnished  to  the  claimant  within
                                            such 60  days,  the  claim  shall be
                                            deemed denied on review.


                  9. Governing Law: This Agreement will be governed by and its validity, effect and interpretation determined by the laws of the State of New York applicable to contracts made and to be performed wholly in that state.


                  9. Further Assurances: Each party, upon the other's request and without cost to the other, agrees to take any action, and to sign, acknowledge and deliver to the other party any additional document, necessary or expedient to effectuate the purposes of this Agreement.


                  10.   Counterparts:   This   Agreement   may  be  executed  in
counterparts, each of which will be an original, which, together, will constitute one Agreement.


                  IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year first written above.



ATTEST:                                          THE DRESS BARN, INC.

_______________________                       By:/S/ ARMAND CORREIA
                                                   A Duly Authorized
                                                   Officer

WITNESS:                                         STEINBERG FAMILY TRUST F/B/0
                                                 MICHAEL STEINBERG

_______________________                       By: /S/ NICHAEL DINSTEIN
                                                  MICHAEL DINSTEIN, as Trustee
                                                     and not individually

-----------------------                            /S/ BURT STEINBERG
                                                   BURT B. STEINBERG

-----------------------                            /S/ FRANCINE STEINBERG
                                                   FRANCINE STEINBERG

                                EXHIBIT 10 (pp)

             AGREEMENT CONCERNING "SPLIT-DOLLAR" LIFE INSURANCE PLAN


                  AGREEMENT made as of the 1st day of January, 1997, among THE DRESS BARN, INC. (the "Employer"), MICHAEL DINSTEIN, as Trustee (the "Trustee") of the STEINBERG FAMILY TRUST F/B/0 JESSICA STEINBERG (the "Trust"), BURT B. STEINBERG and FRANCINE STEINBERG.

                  WHEREAS:

                  1. The Trust owns a fifty percent interest in two policies of insurance on the joint lives of BURT B. STEINBERG and his wife, FRANCINE STEINBERG (the "Insureds").


                  2. The policies of insurance owned by the Trust and referred to in this Agreement were issued by the JOHN HANCOCK LIFE INSURANCE COMPANY as Policy No. 20012191 and by the PRUDENTIAL INSURANCE COMPANY of AMERICA as Policy No. 4021402, respectively. In this Agreement, each insurance company is referred to as the "Insurer", both insurance companies are collectively referred to as the "Insurers", each policy is referred to as the "Policy" and both policies are collectively referred to as the "Policies".


                  3. BURT B. STEINBERG (the "Employee") is employed by the Employer.


                  4. The Employer has agreed to establish a split-dollar life insurance plan (the "Plan") to assist the Trustee in paying premiums due on the Policies.


                  5. The Trust has agreed to assign to the Employer certain specific rights in and to the Policies in consideration of payment by the Employer of premiums due on the Policy.


                  NOW, THEREFORE, the Employer, the Trust and the Insureds agree that:


                  1. Payment of Premiums: On or before the date or dates on which each premium becomes due (a) the Trust will pay to each Insurer a portion of the premium for the Policy issued by it equal to the current term rate (defined below) for the portion of the insurance proceeds the Trust would receive on the death of the last surviving Insured during the year in which such premium is due and (b) the Employer will pay to each Insurer the balance of the premium for the Policy issued by it. The "current term rate" with respect to each Policy is (a) while the Insureds are both living, an amount equal to the lesser of the issuing Insurer's rate for a joint/survivorship one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64-328 and 66-110 (commonly known as the "U.S. 38 rates") and (b) while only one of the Insureds is living, an amount equal to the lesser of the issuing Insurer's rate for a single life one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64-328 and 66-110 (commonly known as the "P.S. 58 rates").

                  Notwithstanding the foregoing, in the event that the Employee predeceases his wife, after the death of the Employee the Employer will pay to each Insurer the entire premium for the Policy issued by it.

                  2. Dividends: Dividends declared by the Prudential Insurance Company of America shall be used to purchase paid-up additions. The policy issued by John Hancock Life Insurance Company does not provide for the payment of dividends.


                  3. Policy Ownership and Collateral Assignment: The Trust will continue to own each Policy and shall assign to the Employer, subject to the terms and conditions of each Policy and to any superior liens that each Insurer may have against the Policy issued by it, the following specific rights in and to each Policy:

     (a) The right to obtain, upon surrender of said Policy by the Trust, an amount from the surrender proceeds equal to, but not exceeding, the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

     (b) The right to collect, upon a claim by the Trust under said Policy by reason of the death of the Insureds, an amount from the proceeds equal to but not exceeding the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

     (c) The right to receive from the Trust upon its exercise of its right to obtain loans from the Insurers with respect to each such Policy the amount, if any, by which the proceeds of said loan exceed the difference between (i) the cash surrender value of such Policy immediately preceding said loan and (ii) the Employer's Interest in such Policy (as defined in Paragraph 4 below) immediately preceding said loan.

     As owner of each Policy, the Trust will possess and exercise exclusively all remaining rights in and to each Policy not otherwise assigned to the Employer by reason of this Agreement, including, without limitation, the right to assign each Policy to a third party, the right to designate the beneficiary or beneficiaries of any death benefit of each Policy in excess of the Employer's Interest in the Policy and the right to surrender each Policy.

                  The Employer agrees that it will not exercise its rights in and to the Policies in any way that may conflict with the exercise by the Trust of its rights in and to the Policies or that may delay or otherwise interfere with receipt by its designated beneficiary or beneficiaries of any death benefit under each Policy in excess of the Employer's Interest in the Policy. The Employer agrees that it will not assign its rights in and to the Policies to any person or entity other than the Trust without the prior consent of the Trustee.

                  The Trust agrees to notify the Employer of any assignment of its rights in and to each Policy, in whole or in part.


                  4. Employer's Interest in the Policy: With respect to each Policy, the amount of the Employer's interest in the Policy, wherever referred to in this Agreement, is an amount equal to the lesser of (a) the aggregate amount of premiums paid by the Employer less the aggregate amount, if any, paid by or on behalf of the Trust to the Employer in reimbursement of premiums paid by the Employer, and (b) the net cash value or proceeds of the Policy.


                  5. Termination of Agreement: This Agreement will terminate with respect to each Policy upon whichever of the following is the first to occur:

     (a) Surrender of the Policy by the Trust (who has the sole and exclusive right of surrender).

     (b) Payment by or on behalf of the Trust to the Employer of an amount equal to the amount of the Employer's Interest in the Policy, accompanied by a notice of termination signed by the Trustee.

     (c) The death of the survivor of the Insureds.

     (d) Termination of the Employee by the Employer for "Cause" (as defined in Paragraph 6 below).

     (e) "Retirement" (as defined in Paragraph 6 below) of the Employee, but only if the Employee engages in "Competitive Activity" (as defined in Paragraph 6 below) within 24 months after retirement.

     (f) Resignation of the Employee prior to "Retirement" (as defined below).

                  Upon termination of this Agreement and receipt by the Employer of the amount of the Employer's Interest in the Policy, the Employer agrees to execute such documents as may be reasonably required by the Trust to release the Employer's rights in and to said Policy.

                  6.       Definitions:

     (a) Termination for "Cause" means a termination by the Employer for criminal dishonesty, repeated acts or omissions which significantly impair the ability of the Employer to conduct business in its usual manner provided that the Employer has provided the Employee with written notice of each alleged act or omission, or any other acts or omissions which are determined by arbitration, in accordance with the applicable rules of the American Arbitration Association, to be a material violation of any employment agreement in effect from time to time between the Employer and the Employee sufficient to justify the Employer's termination of the Employee's employment.

     (b) Retirement means the Employee's Termination of Employment (as defined in (c) of this Paragraph 6 below) at or after age 65 or such earlier age after age 55 as shall be approved by the Employer, such approval not to be unreasonably withheld.

     (c) Termination of Employment means that the Employee is no longer actively performing services for the Employer on a full-time basis, irrespective of whether or not the Employee is receiving salary, continuance pay, is continuing to participate in other employee benefit programs or is otherwise receiving severance type payments. A Termination of Employment shall not include a leave of absence approved by the Employer, such approval not to be unreasonably withheld. For purposes of this Agreement, a full time basis, except as may be otherwise provided in any agreement between the Participant and the Company, shall mean scheduled work of at least thirty (30) hours per week.

     (d) Competitive Activity means that if employment is terminated during the term of any employment agreement voluntarily by the Employee, or by the Employer for cause, during the two year period commencing on the day following such termination, the Employee will not, within ten (10) miles of the location of any store then owned by the Employer compete with the Employer by starting up any business, or by directly or indirectly owning any interest in excess of fifty (50%) percent in the equity of any existing business which owns or operates a store in competition with the Employer within such ten (10) mile radius.

                  7. Amendment and Effect: This Agreement contains the entire understanding between the Trust, the Employer and the Insureds concerning the matters addressed herein. This Agreement, or any of its provisions, may not be amended, supplemented, modified or waived unless by a writing signed by the party to be bound thereby. If any provision of this Agreement is determined to be void, invalid or unenforceable, the remaining provisions will not be affected,  but  will  continue  in  effect  as  though  such  void,  invalid  or unenforceable provision were not originally a part of this Agreement. This Agreement will benefit and bind the heirs, executors, administrators, personal representatives, successors and assigns of each of the parties hereto. Notwithstanding the foregoing, the Trustee is entering into this Agreement solely in his capacity as Trustee and not individually.

     8. Special Provisions: The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974:

                           (a) The named fiduciary: The Secretary of the Employer.

                           (b) The funding policy under this Plan is that all premiums on the Policy shall be remitted to the Insurer when due.

                           (c) Direct payment by the Insurer is the basis of payment of benefits under this Plan, with those benefits in turn being based on the payment of premiums as provided in the Plan.

                           (d) For claims procedure purposes, the "Claims Manager" shall be the Secretary of the Employer.

                                    (1)     If  for  any   reason  a  claim  for
                                            benefits  under  this plan is denied
                                            by the Employer,  the Claims Manager
                                            shall  deliver  to  the  claimant  a
                                            written  explanation  setting  forth
                                            the specific reasons for the denial,
                                            pertinent  references  to  the  Plan
                                            section   on  which  the  denial  is
                                            based,  such  other  data  as may be
                                            pertinent  and  information  on  the
                                            procedures  to be  followed  by  the
                                            claimant  in  obtaining  a review of
                                            the claim,  all  written in a manner
                                            calculated  to be  understood by the
                                            claimant. For this purpose:
                                                     (A)      The     claimant's
                                                              claim   shall   be
                                                              deemed  filed when
                                                              presented   orally
                                                              or in  writing  to
                                                              the         Claims
                                                              Manager.
                                                     (B)      The         Claims
                                                              Manager's
                                                              explanation  shall
                                                              be   in    writing
                                                              delivered  to  the
                                                              claimant within 90
                                                              days  of the  date
                                                              the    claim    is
                                                              filed.

                                    (2)     The  claimant  shall  have  60  days
                                            following  receipt  of the denial of
                                            the  claim to file  with the  Claims
                                            Manager a written request for review
                                            of the denial.  For such review, the
                                            claimant    or    the     claimant's
                                            representative  may submit pertinent
                                            documents  and  written  issues  and
                                            comments.

                                    (3)     The Claims  Manager shall decide the
                                            issue  on  review  and  furnish  the
                                            claimant  with a copy within 60 days
                                            of receipt of the claimant's request
                                            for   review  of  the   claim.   The
                                            decision  on  review   shall  be  in
                                            writing and shall  include  specific
                                            reasons for the decision, written in
                                            a manner
                                            calculated  to be  understood by the
                                            claimant,   as  well   as   specific
                                            references  to  the  pertinent  Plan
                                            provisions  on which the decision is
                                            based.  If a copy of the decision is
                                            not so  furnished  to  the  claimant
                                            within such 60 days, the claim shall
                                            be deemed denied on review.


                  9. Governing Law: This Agreement will be governed by and its validity, effect and interpretation determined by the laws of the State of New York applicable to contracts made and to be performed wholly in that state.


                  9. Further Assurances: Each party, upon the other's request and without cost to the other, agrees to take any action, and to sign, acknowledge and deliver to the other party any additional document, necessary or expedient to effectuate the purposes of this Agreement.


                  10.   Counterparts:   This   Agreement   may  be  executed  in
counterparts, each of which will be an original, which, together, will constitute one Agreement.


                  IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year first written above.

ATTEST:                                          THE DRESS BARN, INC.

_______________________                       By:/S/ DAVID MONTIETH
                                                   A Duly Authorized
                                                   Officer

WITNESS:                                         STEINBERG FAMILY TRUST F/B/0
                                                 JESSICA STEINBERG

_______________________                       By: /S/ NICHAEL DINSTEIN
                                                  MICHAEL DINSTEIN, as Trustee
                                                     and not individually

-----------------------                            /S/ BURT STEINBERG
                                                   BURT B. STEINBERG

-----------------------                            /S/ FRANCINE STEINBERG
                                                   FRANCINE STEINBERG

                                EXHIBIT 10 (qq)

             AGREEMENT CONCERNING "SPLIT-DOLLAR" LIFE INSURANCE PLAN


    AGREEMENT made as of the 17th day of January, 1997, among THE DRESS BARN, INC. (the "Employer"), GRACE AWH, as Trustee (the "Trustee") of the JAFFE 1996 INSURANCE TRUST (the "Trust"), DAVID R. JAFFE and HELEN KAHNG JAFFE.

                  WHEREAS:

                  1. The Trust owns two policies of insurance on the joint lives of DAVID R. JAFFE and his wife, HELEN KAHNG JAFFE (the "Insureds").


                  2. The policies of insurance owned by the Trust and referred to in this Agreement were issued by the JOHN HANCOCK LIFE INSURANCE COMPANY as Policy No. 20012183 and by the PACIFIC MUTUAL LIFE INSURANCE COMPANY as Policy No. 1A23192350, respectively. In this Agreement, each insurance company is referred to as the "Insurer", both insurance companies are collectively referred to as the "Insurers", each policy is referred to as the "Policy" and both policies are collectively referred to as the "Policies".


                  3.  DAVID  R.  JAFFE  (the  "Employee")  is  employed  by  the
Employer.


                  4. The Employer has agreed to establish a split-dollar life insurance plan (the "Plan") to assist the Trustee in paying premiums due on the Policies.


                  5. The Trust has agreed to assign to the Employer certain specific rights in and to the Policies in consideration of payment by the Employer of premiums due on the Policy.


                  NOW, THEREFORE, the Employer, the Trust and the Insureds agree that:


                  1. Payment of Premiums: On or before the date or dates on which each premium becomes due (a) the Trust will pay to each Insurer a portion of the premium for the Policy issued by it equal to the current term rate (defined below) for the portion of the insurance proceeds the Trust would receive on the death of the last surviving Insured during the year in which such premium is due and (b) the Employer will pay to each

Insurer the balance of the premium for the Policy issued by it. The "current term rate" with respect to each Policy is (a) while the Insureds are both living, an amount equal to the lesser of the issuing Insurer's rate for a joint/survivorship one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64- 328 and 66-110 (commonly known as the "U.S. 38 rates") and (b) while only one of the Insureds is living, an amount equal to the lesser of the issuing Insurer's rate for a single life one year term life insurance policy available to all standard risks or the rate determined under the principles of Revenue Rulings 64- 328 and 66-110 (commonly known as the "P.S. 58 rates").


                  2. Dividends: Dividends declared by the Pacific Mutual Life Insurance Company shall be used to purchase paid-up additions. The policy issued by John Hancock Life Insurance Company does not provide for the payment of dividends.


                  3. Policy Ownership and Collateral Assignment: The Trust will continue to own each Policy and shall assign to the Employer, subject to the terms and conditions of each Policy and to any superior liens that each Insurer may have against the Policy issued by it, the following specific rights in and to each Policy:

                           (a)      The right to obtain, upon surrender of said
Policy by the Trust, an amount from the surrender proceeds equal to, but not exceeding, the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

                           (b)      The right to collect, upon a claim by the
Trust under said Policy by reason of the death of the Insureds, an amount from the proceeds equal to but not exceeding the amount of the Employer's Interest in the Policy (as defined in Paragraph 4 below).

                           (c) The right to receive from the Trust upon its
exercise of its right to obtain loans from the Insurers with respect to each such Policy the amount, if any, by which the proceeds of said loan exceed the difference between (i) the cash surrender value of such Policy immediately preceding said loan and (ii) the Employer's Interest in such Policy (as defined in Paragraph 4 below) immediately preceding said loan.

                  As owner of each Policy, the Trust will possess and exercise exclusively all remaining rights in and to each Policy not otherwise assigned to the Employer by reason of this Agreement, including, without limitation, the right to assign each Policy to a third party, the right to designate the beneficiary or beneficiaries of any death benefit of each Policy in excess of the Employer's Interest in the Policy and the right to surrender each Policy.

                  The Employer agrees that it will not exercise its rights in and to the Policies in any way that may conflict with the exercise by the Trust of its rights in and to the Policies or that may delay or otherwise interfere with receipt by its designated beneficiary or beneficiaries of any death benefit under each Policy in excess of the Employer's Interest in the Policy. The Employer agrees that it will not assign its rights in and to the Policies to any person or entity other than the Trust without the prior consent of the Trustee.

                  The Trust agrees to notify the Employer of any assignment of its rights in and to each Policy, in whole or in part.


                  4. Employer's Interest in the Policy: With respect to each Policy, the amount of the Employer's interest in the Policy, wherever referred to in this Agreement, is an amount equal to the lesser of (a) the aggregate amount of premiums paid by the Employer less the aggregate amount, if any, paid by or on behalf of the Trust to the Employer in reimbursement of premiums paid by the Employer, and (b) the net cash value or proceeds of the Policy.


                  5. Termination of Agreement: This Agreement will terminate with respect to each Policy upon whichever of the following is the first to occur:

                           (a)      Surrender of the Policy by the Trust (who
has the sole and exclusive right of surrender).

                           (b)      Payment by or on behalf of the Trust to the
Employer of an amount equal to the amount of the Employer's Interest in the Policy, accompanied by a notice of termination signed by the Trustee.

                           (c) The death of the survivor of the Insureds.

                           (d)  Termination of the Employee by the Employer
for "Cause" (as defined in Paragraph 6 below).

                           (e)  "Retirement" (as defined in Paragraph 6
below) of the Employee, but only if the Employee engages in "Competitive Activity" (as defined in Paragraph 6 below) within 24 months after retirement.

                    (f) Resignation of the Employee prior to "Retirement" (as defined below).

                  Upon termination of this Agreement and receipt by the Employer of the amount of the Employer's Interest in the Policy, the Employer agrees to execute such documents as may be reasonably required by the Trust to release the Employer's rights in and to said Policy.


                  6.       Definitions:

                           (a)      Termination for "Cause" means a termination
by the Employer for criminal dishonesty, repeated acts or omissions which significantly impair the ability of the Employer to conduct business in its usual manner provided that the Employer has provided the Employee with written notice of each alleged act or omission, or any other acts or omissions which are determined by arbitration, in accordance with the applicable rules of the American Arbitration Association, to be a material violation of any employment agreement in effect from time to time between the Employer and the Employee sufficient to justify the Employer's termination of the Employee's employment.

                           (b)      Retirement means the Employee's Termination
of Employment (as defined in (c) of this Paragraph 6 below) at or after age 65 or such earlier age after age 55 as shall be approved by the Employer, such approval not to be unreasonably withheld.

                           (c)      Termination of Employment means that the
Employee is no longer actively performing services for the Employer on a full-time basis, irrespective of whether or not the Employee is receiving salary, continuance pay, is continuing to participate in other employee benefit programs or is otherwise receiving severance type payments. A Termination of Employment shall not include a leave of absence approved by the Employer, such approval not to be unreasonably withheld. For purposes of this Agreement, a full time basis, except as may be otherwise provided in any agreement between the Participant and the Company, shall mean scheduled work of at least thirty (30) hours per week.

                           (d)      Competitive Activity means that if
employment is terminated during the term of any employment agreement voluntarily by the Employee, or by the Employer for cause, during the two year period commencing on the day following such termination, the Employee will not, within ten (10) miles of the location of any store then owned by the Employer compete with the Employer by starting up any business, or by directly or indirectly owning any interest in excess of fifty (50%) percent in the equity of any existing business which owns or operates a store in competition with the Employer within such ten (10) mile radius.

                  7. Amendment and Effect: This Agreement contains the entire understanding between the Trust, the Employer and the Insureds concerning the matters addressed herein. This Agreement, or any of its provisions, may not be amended, supplemented, modified or waived unless by a writing signed by the party to be bound thereby. If any provision of this Agreement is determined to be void, invalid or unenforceable, the remaining provisions will not be affected,  but  will  continue  in  effect  as  though  such  void,  invalid  or unenforceable provision were not originally a part of this Agreement. This Agreement will benefit and bind the heirs, executors, administrators, personal representatives, successors and assigns of each of the parties hereto. Notwithstanding the foregoing, the Trustee is entering into this Agreement solely in his capacity as Trustee and not individually.


                  8. Special Provisions: The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974:

                           (a) The named fiduciary: The Secretary of the Employer.

                           (b) The funding policy under this Plan is that all premiums on the Policy shall be remitted to the Insurer when due.

                           (c) Direct payment by the Insurer is the basis of payment of benefits under this Plan, with those benefits in turn being based on the payment of premiums as provided in the Plan.

                           (d) For claims procedure purposes, the "Claims Manager" shall be the Secretary of the Employer.

                                    (1)     If  for  any   reason  a  claim  for
                                            benefits  under  this plan is denied
                                            by the Employer,  the Claims Manager
                                            shall  deliver  to  the  claimant  a
                                            written  explanation  setting  forth
                                            the specific reasons for the denial,
                                            pertinent  references  to  the  Plan
                                            section   on  which  the  denial  is
                                            based,  such  other  data  as may be
                                            pertinent  and  information  on  the
                                            procedures  to be  followed  by  the
                                            claimant  in  obtaining  a review of
                                            the claim,  all  written in a manner
                                            calculated  to be  understood by the
                                            claimant. For this purpose:
                                          (A)      The claimant's claim shall be
                                                   deemed filed when presented
                                                     orally or in writing to the
                                                     Claims Manager.
                                                     (B)      The         Claims
                                                              Manager's
                                                              explanation  shall
                                                              be   in    writing
                                                              delivered  to  the
                                                              claimant within 90
                                                              days  of the  date
                                                              the    claim    is
                                                              filed.

                                    (2)     The  claimant  shall  have  60  days
                                            following  receipt  of the denial of
                                            the  claim to file  with the  Claims
                                            Manager a written request for review
                                            of the denial.  For such review, the
                                            claimant    or    the     claimant's
                                            representative  may submit pertinent
                                            documents  and  written  issues  and
                                            comments.

                                    (3)     The Claims  Manager shall decide the
                                            issue  on  review  and  furnish  the
                                            claimant  with a copy within 60 days
                                            of receipt of the claimant's request
                                            for   review  of  the   claim.   The
                                            decision  on  review   shall  be  in
                                            writing and shall  include  specific
                                            reasons for the decision, written in
                                            a manner calculated to be understood
                                            by the claimant, as well as specific
                                            references  to  the  pertinent  Plan
                                            provisions  on which the decision is
                                            based.  If a copy of the decision is
                                            not so  furnished  to  the  claimant
                                            within such 60 days, the claim shall
                                            be deemed denied on review.


                  9. Governing Law: This Agreement will be governed by and its validity, effect and interpretation determined by the laws of the State of New York applicable to contracts made and to be performed wholly in that state.


                  9. Further Assurances: Each party, upon the other's request and without cost to the other, agrees to take any action, and to sign, acknowledge and deliver to the other party any additional document, necessary or expedient to effectuate the purposes of this Agreement.

                  10. Counterparts: This Agreement may be executed in counterparts, each of which will be an original, which, together, will constitute one Agreement.


                  IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year first written above.


ATTEST:                                           THE DRESS BARN, INC.



____________________                        By:/S/ DAVID MONTIETH
                                                A Duly Authorized
                                                    Officer


WITNESS:                                       JAFFE 1996 INSURANCE TRUST


_____________________                         By:/S/ GRACE AWH
                                                 GRACE AWH, as Trustee
                                                  and not individually


---------------------                           /S/ DAVID R. JAFFE
                                                  DAVID R. JAFFE



---------------------                            /S/ HELEN KAHNG JAFFE
                                                  HELEN KAHNG JAFFE
                           7

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

                         SUBSIDIARIES OF THE REGISTRANT
                                (All 100% Owned)


                                                                      State of
Subsidiary                                                         Incorporation


D.B.R., Inc.                                                         Delaware

The Dress Barn, Inc. of
New Hampshire, Inc. (**)                                           New Hampshire

Raxton Corp. (**)                                                  Massachusetts

JRL Consulting Corp. (**)                                           New Jersey

D.B.X. Inc.                                                          New York



(**) Inactive Subsidiary

                                   EXHIBIT 24


                          INDEPENDENT AUDITORS' CONSENT




     We consent to the incorporation by reference in Registration Statement Nos. 33-16857, 33-17488, 33-47415, 33-60196 and 333-18135 of our report, dated
September 12, 1997, appearing in this Annual Report on Form 10-K of The Dress Barn, Inc. and Subsidiaries for the year ended July 26, 1997.







Deloitte & Touche LLP
Stamford, Connecticut
October 23, 1997