Form 10-Q
period 1997-10-25
DRESS BARN INC
filed 1997-12-09
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended      October 25, 1997
                                       OR
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

 .05 par value                       23,038,075 shares on December 3, 1997

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                      INDEX
                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 25, 1997 (unaudited)
                           and July 26, 1997                               I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 25, 1997 and October 26, 1996           I-4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 25, 1997 and October 26, 1996           I-5

                           Notes to Unaudited Consolidated Financial
                           Statements (unaudited)                          I-6

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

         Item 3.           Defaults Upon Senior Securities                   *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                               *

         Item 5.           Other Information                                 *

         Item 6.           Exhibits and Reports on Form 8-K                I-9


*        Not applicable in this filing.


The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                         October 25,                    July 26,
ASSETS                                                                          1997                        1997
                                                                  ------------------          ------------------
                                                                         (unaudited)
Current Assets:
     Cash & cash equivalents                                                  $8,012                      $1,124
     Marketable securities and investments                                   135,635                     122,888
     Merchandise inventories                                                 108,726                      99,835
     Prepaid expenses and other                                                3,963                       2,469
                                                                   ------------------          ------------------
        Total Current Assets                                                 256,336                     226,316
                                                                   ------------------          ------------------
Property and Equipment:
     Leasehold improvements                                                   55,181                      54,261
     Fixtures and equipment                                                   95,793                      92,438
     Computer software                                                         8,032                       7,924
     Automotive equipment                                                        316                         301
                                                                   ------------------          ------------------
                                                                             159,322                     154,924
     Less accumulated depreciation
       and amortization                                                       77,721                      73,171
                                                                   ------------------          ------------------
                                                                              81,601                      81,753
                                                                   ------------------          ------------------
Other Assets                                                                   1,540                       1,433
                                                                   ==================          ==================
                                                                            $339,477                    $309,502
                                                                   ==================          ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                 $47,077                     $40,168
     Accrued expenses                                                         34,587                      27,814
     Customer credits                                                          2,203                       2,489
     Income taxes payable                                                      5,921                       2,266
                                                                   ------------------          ------------------
        Total Current Liabilities                                             89,788                      72,737
                                                                   ------------------          ------------------
Deferred Income Taxes                                                            361                         443
                                                                   ------------------          ------------------
Long Term Debt                                                                 3,500                       3,500
                                                                   ------------------          ------------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                       --                          --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,124,730 and 23,887,538
               shares, respectively
       Outstanding- 22,979,730 and 22,742,538
               shares, respectively                                            1,206                       1,194
     Additional paid-in capital                                               21,751                      19,856
     Retained earnings                                                       229,976                     218,877
     Treasury stock, at cost                                                 (8,214)                     (8,214)
     Unrealized holding gain on investments                                    1,109                       1,109
                                                                   ------------------          ------------------
                                                                             245,828                     232,822
                                                                   ==================          ==================
                                                                            $339,477                    $309,502
                                                                   ==================          ==================

See notes to condensed financial statements (unaudited)


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Dollars in thousands except per share amounts

                                                                                Thirteen Weeks Ended
                                                                   -----------------------------------------------
                                                                         October 25,                  October 26,
                                                                                1997                         1996
                                                                   ------------------          -------------------

     Net sales                                                              $156,194                     $142,755

     Cost of sales, including
       occupancy and buying costs                                             99,718                       92,795
                                                                   ------------------          -------------------

     Gross profit                                                             56,476                       49,960

     Selling, general and
       administrative expenses                                                35,912                       34,035

     Depreciation and amortization                                             4,550                        4,390
                                                                   ------------------          -------------------

     Operating income                                                         16,014                       11,535

     Interest income- net                                                      1,460                          943
                                                                   ------------------          -------------------

        Earnings before
          income taxes                                                        17,474                       12,478

     Income taxes                                                              6,378                        4,554
                                                                   ------------------          -------------------

        Net earnings                                                         $11,096                       $7,924
                                                                   ==================          ===================

     Earnings per share
          Primary                                                              $0.47                        $0.35
                                                                   ==================          ===================
          Fully Diluted                                                        $0.47                        $0.35
                                                                   ==================          ===================

     Weighted average shares outstanding:
          Primary                                                             23,808                       22,598
                                                                   ------------------          -------------------
          Fully Diluted                                                       23,848                       22,598
                                                                   ------------------          -------------------

See notes to accompanying condensed financial statements


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                       Thirteen Weeks Ended
                                                                            --------------------------------------------

                                                                                   October 25,              October 26,
                                                                                          1997                     1996
                                                                            -------------------      -------------------
Operating Activities:
Net earnings                                                                           $11,096                   $7,924
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                        4,550                    4,390
      Change in deferred income taxes                                                     (82)                        0
      Deferred compensation                                                                  5                       70
Changes in assets and liabilities:
      Increase in merchandise inventories                                              (8,891)                  (9,891)
      Increase in prepaid expenses                                                     (1,494)                  (1,256)
      Increase in other assets                                                           (107)                    (104)
      Increase in accounts payable- trade                                                6,909                    9,220
      Increase in accrued expenses                                                       6,773                    1,971
      Decrease in customer credits                                                       (286)                    (129)
      Increase in income taxes payable                                                   3,655                    3,841
                                                                            -------------------      -------------------
        Total adjustments                                                               11,032                    8,112
                                                                            -------------------      -------------------

        Net cash provided by operating activities                                       22,128                   16,036
                                                                            -------------------      -------------------

Investing Activities:
    Purchases of property and equipment - net                                          (4,398)                  (3,078)
    Sales and maturities of marketable securities and investments                       38,845                   21,418
    Purchases of marketable securities and investments                                (51,592)                 (25,187)
                                                                            -------------------      -------------------
      Net cash used in investing activities                                           (17,145)                  (6,847)
                                                                            -------------------      -------------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                              30                       43
    Proceeds from stock options exercised                                                1,875                      504
                                                                            -------------------      -------------------
      Net cash provided by financing activities                                          1,905                      547
                                                                            -------------------      -------------------

Net increase in cash and cash equivalents                                                6,888                    9,736
Cash and cash equivalents- beginning of period                                           1,124                    9,517
                                                                            -------------------      -------------------
Cash and cash equivalents- end of period                                                $8,012                  $19,253
                                                                            ===================      ===================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                          $2,723                     $713
                                                                            ===================      ===================

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly and consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 25, 1997 and July 26, 1997, the consolidated results of its operations for the thirteen weeks ended October 25, 1997 and October 26, 1996, and cash flows for the thirteen weeks ended October 25, 1997 and October 26, 1996. The results of operations for thirteen week periods may not be indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 26, 1997 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.


2.  Reclassification

         Certain reclassifications have been made to prior year's financial statements to conform with the current year's presentation.


3.  Recent Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior period comparative amounts. Under this statement, primary and fully diluted earnings per share calculations will be replaced by basic and diluted earnings per share calculations. Diluted earnings per share does not differ materially from primary earnings per share as currently reported. Basic earnings per share for the three-month periods ended October 25, 1997 and October 26, 1996 were $0.49 and $0.35, respectively.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Net sales increased by 9.4% to $156.2 million for the 13 weeks ended October 25, 1997 from $142.8 million for last year's three month period, due primarily to a 6% increase in comparable store sales. The increase in net sales for the first quarter was positively affected by the reaction to the Company's merchandise. The increase in net sales was also attributable to an approximately 4% increase in total selling square footage, which was due to the opening of new combination ("combo") stores and the conversion of single-format stores into combo stores. During the thirteen-week period, the Company opened or converted to Combos 23 stores and closed 12 stores. The Company's strategy for the remainder of fiscal 1998 is to continue opening primarily combo stores and converting its existing single-format stores into combos, while aggressively closing its underperforming locations. This strategy resulted in the number of stores in operation declining to 691 stores as of October 25, 1997, from 728 stores in operation as of October 26, 1996. As of October 25, 1997, the Company had in operation 384 Dress Barn stores, 80 Dress Barn Woman stores and 227 Combo stores. The Company anticipates closing approximately 25 stores during the next fiscal quarter.

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 13.0% to $56.5 million, or 36.2% of net sales, for the three month period from $50.0 million, or 35.0% of net sales, for the comparable 1996 period. The increase in gross profit as a percentage of net sales was primarily due to higher initial margins resulting from the Company's increased percentage of private brand merchandise, decreased markdowns and the fixed nature of occupancy costs which were unaffected by the increases in comparable store sales.

         Selling, general and administrative (SG&A) expenses were $35.9 million for the first quarter, compared to $34.0 million for last year's comparable quarter. As a percent of sales, SG&A expenses (excluding depreciation) decreased as a percentage of sales, from 23.8% of sales in 1996 to 23.0% in 1997. This decrease reflected the resulting leverage from the 6% increase in comparable store sales for the quarter and the Company's continued focus on cost reductions and productivity improvements. Depreciation as a percent of sales decreased to 2.9% from 3.1% last year.

         Interest income for the quarter increased to approximately $1.5 million this year versus $.9 million in last year's first quarter as the funds available for investment increased.

         The effective tax rate for the thirteen weeks ended October 25, 1997 was 36.5%, the same as that in effect for the fiscal year ended July 26, 1997.

     As a result of the above factors, net income for the quarter ended October 25, 1997 was $11.1 million, a increase of 40.0% versus the $7.9 million earned for the same period a year earlier.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

         At October 25, 1997, the Company had working capital of approximately $167 million and three bank credit lines totaling $100 million without any outstanding borrowings. The Company had minimal long-term debt - a $3.5 million below-market interest rate loan from New York State. Inventories were current and in line with sales projections. Expenditures for property and equipment totaled $4.4 million for the three months ended October 25, 1997, compared to $3.1 million of expenditures in last year's first three months.

         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 1998 capital expenditures, any acquisitions currently being considered and other operating requirements.


Forward-Looking Statements and Factors Affecting Future Performance

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth below in the Company's Annual Report on Form 10-K for its fiscal year ended July 26, 1997.

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