Form 10-Q
period 1998-01-24
DRESS BARN INC
filed 1998-03-10
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended      January 24, 1998
                                       OR
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

 .05 par value 23,074,141 shares on March 1, 1998

                      THE DRESS BARN, INC. AND SUBSIDIARIES

                                      INDEX
                                                                    Page
                                                                    Number

Part I.  FINANCIAL INFORMATION (Unaudited):

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  January 24, 1998 and July 26, 1997                 I-3

                  Consolidated Statements of Income
                  for the Thirteen and
                  Twenty-Six weeks ended
                  January 24, 1998 and January 25, 1997              I-4 and I-5

                  Consolidated Statements of Cash Flows
                  for the Twenty-Six weeks ended
                  January 24, 1998 and January
                  25, 1997                                           I-6

                  Notes to Condensed Financial
                  Statements                                         I-7

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

         Item 3.           Defaults Upon Senior Securities           *

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                       I-10

         Item 5.           Other Information                         *

         Item 6.           Exhibits and Reports on Form 8-K          I-10

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                           January 24,                    July 26,
ASSETS                                                                            1998                        1997
                                                                    -------------------         -------------------
Current Assets:                                                        (unaudited)
     Cash & cash equivalents                                                    $7,282                      $1,124
     Marketable securities and investments                                     139,521                     122,888
     Merchandise inventories                                                    85,326                      99,835
     Prepaid expenses and other                                                  2,666                       2,469
                                                                    -------------------         -------------------
        Total Current Assets                                                   234,795                     226,316
                                                                    -------------------         -------------------
Property and Equipment:
     Leasehold improvements                                                     56,193                      54,261
     Fixtures and equipment                                                     99,259                      92,438
     Computer software                                                           8,467                       7,924
     Automotive equipment                                                          440                         301
                                                                    -------------------         -------------------
                                                                               164,359                     154,924
     Less accumulated depreciation
       and amortization                                                         82,271                      73,171
                                                                    -------------------         -------------------
                                                                                82,088                      81,753
                                                                    -------------------         -------------------
Other Assets                                                                     7,093                       1,433
                                                                    -------------------         -------------------
                                                                              $323,976                    $309,502
                                                                    ===================         ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                   $32,255                     $40,168
     Accrued expenses                                                           30,767                      27,814
     Customer credits                                                            3,410                       2,489
     Income taxes payable                                                          162                       2,266
                                                                    -------------------         -------------------
        Total Current Liabilities                                               66,594                      72,737
                                                                    -------------------         -------------------
Deferred Income Taxes                                                              365                         443
                                                                    -------------------         -------------------
Long Term Debt                                                                   3,500                       3,500
                                                                    -------------------         -------------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                         --                          --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,300,225 and 23,887,538
               shares, respectively
       Outstanding- 23,060,225 and 22,742,538
               shares, respectively                                              1,214                       1,194
     Additional paid-in capital                                                 19,105                      19,856
     Retained earnings                                                         241,991                     218,877
     Treasury stock, at cost                                                  (10,439)                     (8,214)
     Unrealized holding gains on investments                                     1,646                       1,109
                                                                    -------------------         -------------------
                                                                               253,517                     232,822
                                                                    ===================         ===================
                                                                              $323,976                    $309,502
                                                                    ===================         ===================

See notes to condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Second Quarter
Dollars in thousands except per share amounts

                                                                                 Thirteen Weeks Ended
                                                                    -----------------------------------------------
                                                                           January 24,                 January 25,
                                                                                  1998                        1997
                                                                    -------------------         -------------------
     Net sales                                                                $144,210                    $131,457

     Cost of sales, including
       occupancy and buying costs                                               94,306                      87,510
                                                                    -------------------         -------------------

     Gross profit                                                               49,904                      43,947

     Selling, general and
       administrative expenses                                                  34,169                      32,254

     Depreciation and amortization                                               4,550                       4,568
                                                                    -------------------         -------------------

     Operating income                                                           11,185                       7,125

     Interest income- net                                                        1,431                       1,171
                                                                    -------------------         -------------------

        Earnings before
          income taxes                                                          12,616                       8,296

     Income taxes                                                                4,606                       3,028
                                                                    -------------------         -------------------

        Net earnings                                                            $8,010                      $5,268
                                                                    ===================         ===================

     Earnings per share
          Basic                                                                  $0.35                       $0.23
                                                                    ===================         ===================
          Diluted                                                                $0.34                       $0.23
                                                                    ===================         ===================

     Weighted average shares outstanding:
          Basic                                                                 23,032                      22,695
                                                                    -------------------         -------------------
          Diluted                                                               23,765                      23,341
                                                                    -------------------         -------------------

See notes to accompanying condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Six Months
Dollars in thousands except per share amounts

                                                                                Twenty-Six Weeks Ended
                                                                    -----------------------------------------------
                                                                           January 24,                 January 25,
                                                                                  1998                        1997
                                                                    -------------------         -------------------
     Net sales                                                                $300,404                    $274,212

     Cost of sales, including
       occupancy and buying costs                                              194,025                     180,305
                                                                    -------------------         -------------------

     Gross profit                                                              106,379                      93,907

     Selling, general and
       administrative expenses                                                  70,081                      66,289

     Depreciation and amortization                                               9,100                       8,958
                                                                    -------------------         -------------------

     Operating income                                                           27,198                      18,660

     Interest income- net                                                        2,892                       2,114
                                                                    -------------------         -------------------

        Earnings before
          income taxes                                                          30,090                      20,774

     Income taxes                                                               10,984                       7,582
                                                                    -------------------         -------------------

        Net earnings                                                           $19,106                     $13,192
                                                                    ===================         ===================

     Earnings per share
          Basic                                                                  $0.83                       $0.58
                                                                    ===================         ===================
          Diluted                                                                $0.81                       $0.57
                                                                    ===================         ===================

     Weighted average shares outstanding:
          Basic                                                                 22,935                      22,646
                                                                    -------------------         -------------------
          Diluted                                                               23,635                      23,151
                                                                    -------------------         -------------------

See notes to accompanying condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                Twenty-Six Weeks Ended
                                                                    -----------------------------------------------
                                                                           January 24,                 January 25,
                                                                                  1998                        1997
                                                                    -------------------         -------------------
Operating Activities:
Net earnings                                                                   $19,106                     $13,192
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                9,100                       8,958
      Change in deferred income taxes                                             (78)                       (182)
      Deferred compensation                                                         22                         139
Changes in assets and liabilities:
      Decrease in merchandise inventories                                       14,509                      14,416
      (Increase) decrease in prepaid expenses                                    (197)                       1,207
      Increase in other assets                                                 (5,660)                       (100)
      Decrease in accounts payable- trade                                      (7,913)                    (10,134)
      Increase in accrued expenses                                               2,953                       2,884
      Increase in customer credits                                                 921                         847
      (Decrease) increase in income taxes payable                              (2,104)                         402
                                                                    -------------------         -------------------
        Total adjustments                                                       11,553                      18,437
                                                                    -------------------         -------------------

        Net cash provided by operating activities                               30,659                      31,629
                                                                    -------------------         -------------------

Investing Activities:
    Purchases of property and equipment - net                                  (9,435)                     (6,450)
    Sales and maturities of marketable securities                               38,143                      25,896
    Purchases of marketable securities                                        (54,239)                    (60,757)
                                                                    -------------------         -------------------
      Net cash used in investing activities                                   (25,531)                    (41,311)
                                                                    -------------------         -------------------

Financing Activities:
    Proceeds from stock options exercised                                        3,191                       1,371
    Proceeds from Employee Stock Purchase Plan                                      64                          81
    Purchase of treasury stock                                                 (2,225)                           0
                                                                    -------------------         -------------------
      Net cash provided by financing activities                                  1,030                       1,452
                                                                    -------------------         -------------------

Net increase (decrease) in cash and cash equivalents                             6,158                     (8,230)
Cash and cash equivalents- beginning of period                                   1,124                       9,517
                                                                    -------------------         -------------------
Cash and cash equivalents- end of period                                        $7,282                      $1,287
                                                                    ===================         ===================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                 $13,087                      $7,362
                                                                    ===================         ===================

See notes to condensed financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


         The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of January 24, 1998 and July 26, 1997, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 24, 1998 and January 25, 1997, and cash flows for the twenty-six weeks ended January 24, 1998 and January 25, 1997. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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


Forward-Looking Statements and Factors Affecting Future Performance

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of certain factors set forth below in the Company's Annual Report on Form 10-K for its fiscal year ended July 26, 1997.


Computation of Earnings Per Share

         The Company has adopted  Statement  of Financial  Accounting  Standards
(SFAS) No. 128, "Earnings Per Share". This Statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of unexercised stock options. The Company has restated all prior period per share data presented as required by SFAS No. 128.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 24, 1998, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                             Second Quarter                               Six Months
                                     % Change          % of Sales             % Change          % of Sales
                                     from L/Y        T/Y         L/Y           from L/Y        T/Y        L/Y
Net Sales                                9.7%                                      9.6%
Cost of Sales, including
   Occupancy & Buying                    7.8%          65.4%       66.6%           7.6%         64.6%      65.8%
Gross Profit                            13.6%          34.6%       33.4%          13.3%         35.4%      34.2%
Selling, General and
   Admin. Expenses                       5.9%          23.7%       24.5%           5.7%         23.3%      24.2%
Depreciation                            -0.4%           3.1%        3.5%           1.6%          3.0%       3.3%
Operating Income                        57.0%           7.8%        5.4%          45.8%          9.1%       6.8%
Interest Income - Net                   22.2%           1.0%        0.9%          36.8%          1.0%       0.8%
Income Taxes                            52.1%           3.2%        2.3%          44.9%          3.7%       2.8%
Net Earnings                            52.1%           5.6%        4.0%          44.8%          6.4%       4.8%

         Net sales increased 9.7% during the thirteen week period ended January 24, 1998 ("three month period") and 9.6% during the twenty-six week period ending January 24, 1998 ("six month period"). These increases were primarily due to same store sales increases of 5% and 6% for the three month and six month periods, respectively. The same store sales increases reflect the positive reaction to the Company's merchandise offerings during both fiscal periods. The sales increases were also attributable to an approximately 6% increase in total selling square footage, which was due to the opening of new combination ("Combo") stores and the conversion of single-format stores into Combo stores. During the six months, the Company opened or converted to Combos 31 stores and closed 26 stores. The Company's strategy for the remainder of fiscal 1998 is to continue opening primarily Combo stores and converting its existing single-format stores into Combos, while aggressively closing its underperforming locations. This strategy resulted in the number of stores in operation declining to 679 stores as of January 24, 1998, from 707 stores in operation as of January 26, 1997. As of January 24, 1998, the Company had in operation 370 Dress Barn stores, 76 Dress Barn Woman stores and 233 Combo stores. The Company anticipates closing approximately 20 stores during the remainder of the fiscal year.

         Gross profit less occupancy and buying costs for both the three-month and six-month periods increased 1.2% as a percentage of net sales. These increases in gross profit as a percentage of net sales were primarily due to higher initial margins resulting from the Company's increased percentage of private brand merchandise, decreased markdowns and the fixed nature of occupancy costs which were unaffected by the increases in same store sales.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Selling, general and administrative (SG&A) expenses as a percentage of net sales (excluding depreciation) decreased .8% and .9% as a percentage of net sales for the three and six month periods, respectively, versus last year's comparable periods. These decreases reflected the resulting leverage from the increases in same store sales for the respective periods and the Company's continued focus on cost reductions and productivity improvements. Depreciation expense decreased .4% and .3% as a percentage of net sales for the three and six month periods, respectively, versus last year.

         As a result of the increases in net sales and reductions in cost of sales and SG&A as a percentage of net sales, operating income increased to 7.8% and 9.1% of net sales for the three month and six month periods, respectively, from 5.4% and 6.8% in the prior year's comparable periods.

         Interest income increased in both periods as funds available for investment increased.

         The effective tax rate for both the three-month and six-month periods was 36.5%, the same as that in effect for the fiscal year ended July 26, 1997.

Liquidity and Capital Resources

         At January 24, 1998, the Company had working capital of approximately $168 million and three bank credit lines totaling $100 million without any outstanding borrowings. The Company had minimal long-term debt - a $3.5 million below-market interest rate loan from New York State. Inventories were current and in line with sales projections. Expenditures for property and equipment totaled $9.5 million for the six months ended January 24, 1998, compared to $6.5 million of expenditures in last year's six-month period.

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

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders


         (a) The Annual Meeting of the Company's Shareholders was held on December 15, 1997.


         (b) The Company's shareholders voted for the reelection of Roslyn S. Jaffe, Donald Jonas and Mark S. Handler as Directors of the Company (21,039,545, 21,119,547 and 21,120,747 shares, respectively, voted for reelection and 337,302, 257,300 and 256,100 shares, respectively, withheld authority with respect for such nominees).



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