Form 10-Q
period 1998-04-25
DRESS BARN INC
filed 1998-06-09
CIK 717724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended      April 25, 1998
                                       OR
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 .05 par value                       23,208,578 shares on June 1, 1998

                      THE DRESS BARN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  April 25, 1998 and July 26, 1997                    I-3

                  Consolidated Statements of Income
                  for the Thirteen and
                  Thirty-Nine weeks ended
                  April 25, 1998 and April 26, 1997                I-4 and I-5

                  Consolidated Statements of Cash Flows
                  for the Thirty-Nine weeks ended
                  April 25, 1998 and April
                  26, 1997                                            I-6

                  Notes to Condensed Financial
                  Statements                                          I-7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                      I-8 to I-10


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

Item 3.           Defaults Upon Senior Securities                      *

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                  *

Item 5.           Other Information                                    *

Item 6.           Exhibits and Reports on Form 8-K                    I-11

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                          April 25,                 July 26,
ASSETS                                                                         1998                     1997
                                                                 -------------------        -----------------
Current Assets:                                                     (unaudited)
     Cash & cash equivalents                                                 $6,036                   $1,124
     Marketable securities                                                  138,403                  122,888
     Merchandise inventories                                                107,347                   99,835
     Prepaid expenses and other                                               6,471                    2,469
                                                                 -------------------        -----------------
        Total Current Assets                                                258,257                  226,316
                                                                 -------------------        -----------------
Property and Equipment:
     Leasehold improvements                                                  59,736                   54,261
     Fixtures and equipment                                                 103,350                   92,438
     Computer software                                                        8,697                    7,924
     Automotive equipment                                                       481                      301
                                                                 -------------------        -----------------
                                                                            172,264                  154,924
     Less accumulated depreciation
       and amortization                                                      86,959                   73,171
                                                                 -------------------        -----------------
                                                                             85,305                   81,753
                                                                 -------------------        -----------------
Other Assets                                                                 11,900                    1,433
                                                                 -------------------        -----------------
                                                                           $355,462                 $309,501
                                                                 ===================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                $49,422                  $40,168
     Accrued expenses                                                        38,568                   27,814
     Customer credits                                                         2,860                    2,489
     Income taxes payable                                                --                            2,266
                                                                 -------------------        -----------------
        Total Current Liabilities                                            90,850                   72,737
                                                                 -------------------        -----------------
Deferred Income Taxes                                                           322                      443
                                                                 -------------------        -----------------
Long Term Debt                                                           --                            3,500
                                                                 -------------------        -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                      --                        --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,454,225 and 23,887,538
               shares, respectively
       Outstanding- 23,214,225 and 22,742,538
               shares, respectively                                           1,223                    1,194
     Additional paid-in capital                                              28,900                   19,856
     Retained earnings                                                      243,037                  218,877
     Treasury stock, at cost                                               (10,439)                  (8,214)
     Unrealized holding gains on investments                                  1,569                    1,109
                                                                 -------------------        -----------------
                                                                            264,290                  232,822
                                                                 ===================        =================
                                                                           $355,462                 $309,502
                                                                 ===================        =================

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Third Quarter
Dollars in thousands except per share amounts



                                                                            Thirteen Weeks Ended
                                                                 --------------------------------------------
                                                                          April 25,                April 26,
                                                                               1998                     1997
                                                                 -------------------       ------------------

     Net sales                                                             $144,341                 $134,103

     Cost of sales, including
       occupancy and buying costs                                            90,796                   85,802
                                                                 -------------------       ------------------

     Gross profit                                                            53,545                   48,301

     Selling, general and
       administrative expenses                                               34,762                   32,803

     Depreciation and amortization                                            4,700                    5,106
                                                                 -------------------       ------------------

     Operating income                                                        14,083                   10,392

     Interest income- net                                                     1,338                    1,202
                                                                 -------------------       ------------------

        Earnings before
          income taxes                                                       15,421                   11,594

     Income taxes                                                             5,627                    4,232
                                                                 -------------------       ------------------

        Net earnings                                                         $9,794                   $7,362
                                                                 ===================       ==================

     Earnings per share
          Basic                                                               $0.42                    $0.32
                                                                 ===================       ==================
          Diluted                                                             $0.41                    $0.31
                                                                 ===================       ==================

     Weighted average shares outstanding:
          Basic                                                              23,141                   22,861
                                                                 -------------------       ------------------
          Diluted                                                            23,840                   23,528
                                                                 -------------------       ------------------

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Nine Months
Dollars in thousands except per share amounts



                                                                           Thirty-Nine Weeks Ended
                                                                 --------------------------------------------
                                                                          April 25,                April 26,
                                                                               1998                     1997
                                                                 -------------------       ------------------

     Net sales                                                             $444,745                 $408,316

     Cost of sales, including
       occupancy and buying costs                                           284,821                  266,107
                                                                 -------------------       ------------------

     Gross profit                                                           159,924                  142,209

     Selling, general and
       administrative expenses                                              104,843                   99,093

     Depreciation and amortization                                           13,800                   14,064
                                                                 -------------------       ------------------

     Operating income                                                        41,281                   29,052

     Interest income- net                                                     4,230                    3,316
                                                                 -------------------       ------------------

        Earnings before
          income taxes                                                       45,511                   32,368

     Income taxes                                                            16,611                   11,814
                                                                 -------------------       ------------------

        Net earnings                                                        $28,900                  $20,554
                                                                 ===================       ==================

     Earnings per share
          Basic                                                               $1.26                    $0.90
                                                                 ===================       ==================
          Diluted                                                             $1.22                    $0.88
                                                                 ===================       ==================

     Weighted average shares outstanding:
          Basic                                                              23,004                   22,718
                                                                 -------------------       ------------------
          Diluted                                                            23,653                   23,265
                                                                 -------------------       ------------------

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                           Thirty-Nine Weeks Ended
                                                                 --------------------------------------------
                                                                          April 25,                April 26,
                                                                               1998                     1997
                                                                 -------------------       ------------------
Operating Activities:
Net earnings                                                                $28,900                  $20,554
Adjustments to reconcile net earnings to net cash
    Provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                            13,800                   14,064
      Change in deferred income taxes                                         (121)                    (182)
      Deferred compensation                                                      35                      161
Changes in assets and liabilities:
      Increase in merchandise inventories                                   (7,512)                 (12,853)
      Increase in prepaid expenses                                          (4,002)                     (44)
      Increase in other assets                                             (10,467)                    (194)
      Increase in accounts payable- trade                                     9,254                    7,875
      Increase in accrued expenses                                           10,754                    4,560
      Increase in customer credits                                              371                      425
      (Decrease) increase in income taxes payable                           (2,266)                      442
                                                                 -------------------       ------------------
        Total adjustments                                                     9,846                   14,254
                                                                 -------------------       ------------------

        Net cash provided by operating activities                            38,746                   34,808
                                                                 -------------------       ------------------


Investing Activities
    Purchases of property and equipment - net                              (17,352)                 (13,111)
    Purchases of marketable securities                                     (72,290)                 (70,716)
    Sales of marketable securities                                           25,866                   22,267
    Maturities of marketable securities                                      31,369                   16,437
                                                                 -------------------       ------------------
       Net cash used in investing activities                               (32,407)                 (45,123)
                                                                 -------------------       ------------------
Financing Activities
    Proceeds from stock options exercised                                     4,204                    1,861
    Repayment of long term debt                                             (3,500)
    Purchase of treasury stock                                              (2,225)
    Proceeds from Employee Stock Purchase Plan                                   94                      117
                                                                 -------------------       ------------------
       Net cash provided by financing activities                            (1,427)                    1,978
                                                                 -------------------       ------------------

Net (decrease) increase in cash and cash equivalents                          4,912                  (8,337)
Cash and cash equivalents- beginning of period                                1,124                    9,517
                                                                 -------------------       ------------------
Cash and cash equivalents- end of period                                     $6,036                   $1,180
                                                                 ===================       ==================

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes                                                  $18,877                  $10,921
                                                                 ===================       ==================

See notes to accompanying condensed financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


         The preparation of the accompanying unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of April 25, 1998 and July 26, 1997, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 25, 1998 and April 26, 1997, and cash flows for the thirty-nine weeks ended April 25, 1998 and April 26, 1997. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

         These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 26, 1997 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 25, 1998, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                               Third Quarter                              Nine Months
                                         % Change         % of Sales              % Change        % of Sales
                                         From L/Y      T/Y         L/Y            From L/Y      T/Y         L/Y
Net Sales                                    7.6%                                     8.9%
Cost of Sales, including                     5.8%        62.9%       64.0%            7.0%        64.0%       65.2%
   Occupancy & Buying
Gross Profit                                10.9%        37.1%       36.0%           12.5%        36.0%       34.8%
Selling, General and
   Admin. Expenses                           6.0%        24.1%       24.5%            5.8%        23.6%       24.3%
Depreciation                                -8.0%         3.3%        3.8%           -1.9%         3.1%        3.4%
Operating Income                            35.5%         9.8%        7.7%           42.1%         9.3%        7.1%
Interest Income - Net                       11.3%         0.9%        0.9%           27.6%         1.0%        0.8%
Income Taxes                                33.0%         3.9%        3.1%           40.6%         3.8%        2.9%
Net Earnings                                33.0%         6.8%        5.5%           40.6%         6.5%        5.0%


         Net sales increased 7.6% during the thirteen week period ended April 25, 1998 ("three month period") and 8.9% during the thirty-nine week period ending April 25, 1998 ("nine month period"). These increases were primarily due to same store sales increases of 3% and 5% for the three month and nine month periods, respectively. The same store sales increases reflect the positive reaction to the Company's merchandise offerings during both fiscal periods. The sales increases were also attributable to an approximately 6% increase in total selling square footage, which was due to the opening of new combination ("Combo") stores and the conversion of single-format stores into Combo stores. During the nine months, the Company opened or converted to Combos 60 stores and closed 39 stores. The Company's strategy for the remainder of fiscal 1998 is to continue opening primarily Combo stores and converting its existing single-format stores into Combos, while closing its underperforming locations. This strategy resulted in the number of stores in operation declining to 681 stores as of April 25, 1998, from 702 stores in operation as of April 26, 1997. As of April 25, 1998, the Company had in operation 355 Dress Barn stores, 72 Dress Barn Woman stores and 254 Combo stores. The Company anticipates closing approximately 10 stores during the remainder of the fiscal year.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         Gross profit less occupancy and buying costs increased 1.1% and 1.2% as a percentage of net sales, for the three-month and nine-month periods, respectively. These increases in gross profit as a percentage of net sales were primarily due to higher initial margins resulting from the Company's increased percentage of private brand merchandise, decreased markdowns and the fixed nature of occupancy costs which were unaffected by the increases in same store sales.

         Selling, general and administrative (SG&A) expenses as a percentage of net sales (excluding depreciation) decreased .4% and .7% as a percentage of net sales for the three and six month periods, respectively, versus last year's comparable periods. These decreases reflected the resulting leverage from the increases in same store sales for the respective periods and the Company's continued focus on cost reductions and productivity improvements. Depreciation expense decreased .5% and .3% as a percentage of net sales for the three and nine month periods, respectively, versus last year, as a result of the smaller number of stores closed as compared to the prior year.

         As a result of the increases in net sales and reductions in cost of sales and SG&A as a percentage of net sales, operating income increased to 9.8% and 9.3% of net sales for the three month and nine month periods, respectively, from 7.7% and 7.1% in the prior year's comparable periods.

         Interest income increased in both periods as funds available for investment increased.

         The effective tax rate for both the three month and nine month periods was 36.5%, the same as that in effect for the fiscal year ended July 26, 1997.


Liquidity and Capital Resources

         During the three month period, the Company repaid its $3.5 million loan from New York State. At April 25, 1998, the Company had three unused bank credit lines totaling $100 million, limited by approximately $42 million of outstanding letters of credit for import merchandise purchases. Inventories were current and in line with sales projections. Expenditures for property and equipment totaled $17.4 million for the nine month period, compared to $13.1 million of expenditures in last year's nine-month period.

         The Company believes its available resources will be adequate to fund the Company's fiscal 1998 capital expenditures, any acquisitions currently being considered and other operating requirements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Impact of Year 2000

         The Company has addressed the impact of the Year 2000 on the Company's systems. Certain hardware and software maintained by the Company will require modification. The Company is using both internal and external resources to reprogram or replace and test all of its hardware and software for Year 2000 compliance. The cost of addressing Year 2000 issues has not been material to date and is not expected to be in future periods. The Company is in discussions with its significant vendors to ensure that their systems are Year 2000 compliant.


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