Form 10-K
period 1998-07-25
DRESS BARN INC
filed 1998-10-23
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 1998           Commission file number 0-11736

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

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                           Common Stock $.05 par value

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of October 16, 1998, 22,741,616 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 16, 1998 closing price of $14.875 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $276.6 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,148,055 shares beneficially owned by Directors and Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 14, 1998 are incorporated into Parts I and III of this Form 10-K.
                              Page 1 of Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 25, 1998
                                TABLE OF CONTENTS
PART I                                                                                  PAGE
        Item 1  Business
                   General                                                                3
                   Company Strengths and Strategies                                       3
                   Merchandising                                                          5
                   Buying and Distribution                                                6
                   Store Locations and Properties                                         7
                   Store Development, Operations and Management                           9
                   Management Information Systems                                        10
                   Trademarks                                                            10
                   Employees                                                             11
                   Seasonality                                                           11
                   Forward-Looking Statement and Factors Affecting Future Performance    11

        Item 2  Properties                                                               13

        Item 3  Legal Proceedings                                                        14

        Item 4  Submission of Matters to a Vote of Security Holders                      14

        Item 4A Executive Officers of the Registrant                                     15

PART II
        Item 5  Market for Registrant's Common Stock and                                 16
                 Related Security Holders Matters

        Item 6  Selected Financial Data                                                  17

        Item 7  Management's Discussion and Analysis of                                  18
                 Financial Condition and Results of Operations

        Item 8  Financial Statement and Supplementary Data                               21

        Item 9  Changes in and Disagreements with Accountants                            21
                 on Accounting and Financial Disclosure

PART III

        Item 10 Directors and Executive Officers of the Registrant                       21

        Item 11 Executive Compensation                                                   21

        Item 12 Security Ownership of Certain Beneficial Owners                          21
                 and Management

        Item 13 Certain Relationships and Related Transactions                           21

PART IV
        Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K         22


                                     PART I

ITEM 1.  BUSINESS

General

     Dress Barn operates a national chain of value-priced specialty stores offering in-season, moderate to better quality career apparel and accessories to the fashion-conscious working woman. In addition, the Company's stores carry a broad assortment of casual wear to suit its customers' total lifestyle needs. Over the past several years, the Company has evolved from an off-price chain to a value-priced specialty retailer. The Company distinguishes itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer for more than 35 years. As part of this focus, the Company has successfully developed its own line of private brands, which constituted approximately 65% of net sales for the fiscal year ended July 25, 1998 ("fiscal 1998").

     The Company's stores operate primarily under the names Dress Barn and Dress Barn Woman, the latter featuring larger sizes of styles similar to those found in the Dress Barn stores. The Company also operates combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise. As of July 25, 1998, the Company operated 669 stores in 43 states and the District of Columbia, consisting of 341 Dress Barn stores, 68 Dress Barn Woman stores and 260 Combo Stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 9,000 square feet. Based on the success of its Combo Stores, the Company is focusing its expansion strategy on opening new Combo Stores and converting existing Dress Barn and Dress Barn Woman stores to the combination format. The Company plans to open approximately 60 additional Combo Stores by the end of its fiscal year ending July 31, 1999 ("fiscal 1999").


Company Strengths and Strategies

     Dress Barn is one of the largest national specialty store chains offering women's career fashions at value prices. Dress Barn attributes its success to its: (i) strong name recognition and loyal customer base; (ii) long-standing relationships with vendors of quality merchandise; (iii) experienced management team; (iv) commitment to technology; (v) strong, consistent customer focus; (vi) low cost operating structure; and (vii) strong balance sheet.

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value for the working woman. The Company's 669 store locations in 43 states and the District of Columbia provide it with a nationally recognized name. In addition, the Company believes it has developed high awareness among its target customers through on-going advertising and local marketing activities.

     The Company has developed and maintains strong and lasting relationships with its domestic and offshore vendors, often being one of the vendors' largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchase terms, exclusive merchandise and expedited delivery times.

     The three senior members of the Company's merchandising team have worked together at Dress Barn for over 15 years, with each having substantial previous fashion retailing experience. This team engineered the Company's evolution from an off-price retailer to a value-priced specialty store. The Company's executive officers have an average tenure at Dress Barn of 16 years. The stability of its management has enabled the Company to develop a shared culture and vision and to maintain its focus on growing and refining its business.

     Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company continues to enhance its management information systems, which include an IBM AS/400 integrated financial system and IBM 4694 point-of-sale system. The enhanced point-of-sale system allows the Company to provide better service to customers by reducing paperwork and decreasing the average transaction processing time. This enables sales associates to spend more time assisting customers. The Company continues to enhance its laptop system that delivers up-to-date store related information to its regional sales managers. The Company's distribution center systems continue to be refined, further reducing per-unit distribution costs.

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

     The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid balance sheet and internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and acquisitions. The Company has an ongoing strategy of supplementing the Company's growth and enhancing shareholder value through expansion into related businesses, including through acquisitions. The Company considers three types of acquisition opportunities: (i) real estate oriented acquisitions to gain access to attractive sites and favorable lease terms; (ii) other retail operations that could benefit from Dress Barn's management and expertise, and (iii) alternate channels of distribution, such as mail order catalogs. The Company is currently developing its own mail order catalog, with the first mailing planned for Fall, 1999.

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

     The Company has gradually increased the percentage of sales from goods manufactured under Dress Barn's private brands, as well as goods produced by national brand manufacturers exclusively for Dress Barn, to approximately 65% and 10%, respectively, of the Company's net sales for fiscal 1998. While the Company intends to continue to offer a balanced mix of both national brand name and private brand merchandise, it plans to continue to increase the percentage of private brand merchandise sold by its stores, including its successful Westport(R) Princeton Club(R), Atrium(R) brands, as well as its Dress Barn(R) label. Dress Barn's private brands typically provide more value for its customers.

     The Company's stores carry a broad assortment of career wear, including dresses, suits, separates, blouses, sweaters and other knitwear, as well as casual wear items, that are carefully edited to suit the lifestyle needs of its target customer. Dress Barn does not seek to dictate fashion trends; rather it offers current styles but avoids fashion-forward merchandise that is subject to rapidly changing trends. While career fashions remain the Company's primary focus, it continues to adapt to the evolving definition of "career," such as casual Fridays. In addition, the Company seeks to broaden its appeal by expanding its merchandise mix.

     Based on the success of its larger size Combo Stores, the Company expects most future store openings to be Combo Stores between 9,000 and 10,000 square feet. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. Of the approximately 80 additional Combo units which the Company plans to open by the end of fiscal 1999, 60 are expected to be new stores and 20 are expected to be conversions from existing Dress Barn or Dress Barn Woman stores. The Company expects to continue to open stores primarily in strip centers, while also seeking downtown locations.

     In conjunction with its strategy of adding Combo Stores, the Company continues to close or relocate its underperforming locations and expects to close approximately 40 such locations during fiscal 1999, compared to 60 closed in fiscal 1998. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new Combo Stores, net of store closings, is expected to result in an approximately 8% increase in the Company's aggregate store square footage for fiscal 1999.

     The Company uses several marketing tools, such as transactional analyses through point-of-sale systems and customer surveys, in order to determine the preferences of its target customers, working women ages 25-55. The Company continues to collect data from its credit card program and is developing a marketing program utilizing such data. Management believes that these tools will further improve the Company's ability to align its operations with the demands of its target customers on a consistent basis.

     Dress Barn continually seeks to improve the customer's shopping experience. For example, the Company's enhanced management information systems enables store managers and sales associates to spend more time serving customers. The Company utilizes an ongoing video-training program to improve customer service and sales associates' product knowledge and selling skills.


Merchandising

     In addition to the Company's broad assortment of career wear and casual wear, the Company offers other wardrobe items including accessories, jewelry, hosiery and shoes. Dress Barn and Dress Barn Woman are organized as separate divisions, each with a separate merchandising team.

     A key component of the Company's merchandising strategy is to increase the percentage of its sales derived from private brands. Private brands allow the Company to differentiate itself from other retailers by providing an assortment of merchandise that is not available elsewhere and to improve the Company's control over the flow of merchandise into its stores by enabling the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes private brands provide it with more flexibility in the marketing process by allowing for higher initial mark-ons and limiting the ability of customers to compare prices with competing retailers. The Company believes it has the expertise to execute its private brand strategy due to its extensive experience sourcing goods, primarily overseas, its position as a merchandiser of established fashions and its already successful line of private brands. The percentage of the Company's sales generated from private brands has increased to approximately 65% in fiscal 1998 from 55% in fiscal 1997, and 40% in fiscal 1996.

     The Company continues to expand its successful shoes and petite-size departments. As of July 25, 1998, 194 stores had shoe departments and 75 stores featured petites. The Company expects to add another approximately 100 shoe departments and approximately 25 petite departments in fiscal 1999.

     Virtually all merchandising decisions affecting the Company's stores are made centrally. Merchandising policy is under the direction of the Chairman, the President and six merchandise managers. Prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company's stores offer first-quality current merchandise, with approximately half of the Company's sales volume derived from sportswear, and the remainder consisting of dresses, suits, blazers and accessories.


Buying and Distribution

     Buying is conducted on a departmental basis for each of the Dress Barn and Dress Barn Woman divisions by the Company's staff of over 35 buyers and assistant buyers supervised by the President and six merchandise managers. The Company also uses independent buying representatives in New York and overseas. The Company obtains its nationally branded merchandise from approximately 350 vendors and its private brand merchandise from more than 50 vendors. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as t-shirts, socks and hosiery to approximately six months for items such as suits and dresses. Generally, lead times do not vary significantly between the Company's private brands and nationally branded merchandise.

     The Company has in the past always been able to purchase sufficient quantities of first-quality domestic merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company has also established strong relationships with its private label manufacturers, and does not anticipate any difficulties in obtaining sufficient quantities of its private label merchandise. No vendor accounted for as much as 5% of the Company's purchases in fiscal 1998.

     All merchandise is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company seeks to use its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and by requiring them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over 35% is pre-packaged for distribution to stores, which allows cross-docking in the distribution center to the stores. In addition, nearly half of the hanging garments purchased by the Company are delivered on floor-ready hangers.

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

Store Locations and Properties


     As of July 25, 1998, the Company operated 669 stores in 43 states and the District of Columbia. 334 of the stores were conveniently located in strip centers and 258 stores were located in outlet centers. During fiscal 1998, no store accounted for as much as 1% of the Company's total sales.

     The following  table  indicates the type of shopping  facility in which the stores were located:
                                                                                          Dress Barn
                                                                  Dress Barn                Woman                 Combo
      Type of Facility                                               Stores                 Stores                Stores
Strip Shopping Centers                                                  198                    32                   104
Outlet Malls and Outlet Strip Centers                                    97                    32                   129
Free Standing, Downtown and Enclosed Malls                               46                     4                    27

Total                                                                   341                    68                   260

     The following table  indicates the states in which the stores  operating on
July 25, 1998 were located, and the number of stores in each state:
Location                                                                   DB                 DBW              Combos
Alabama                                                                     1                   -                   3
Arizona                                                                     6                   1                   5
Arkansas                                                                    1                   -                   2
California                                                                 25                   4                  16
Colorado                                                                    5                   1                   4
Connecticut                                                                14                   3                  12
District of Columbia                                                        -                   -                   1
Delaware                                                                    3                   -                   2
Florida                                                                    13                   1                   7
Georgia                                                                    12                   3                  12
Idaho                                                                       2                   1                   1
Illinois                                                                   10                   -                  14
Indiana                                                                     8                   -                   3
Iowa                                                                        -                   -                   2
Kansas                                                                      2                   1                   4
Kentucky                                                                    4                   -                   4
Louisiana                                                                   -                   -                   2
Maine                                                                       2                   1                   -
Maryland                                                                    9                   2                  10
Massachusetts                                                              21                   3                  14
Michigan                                                                   16                   1                  11
Minnesota                                                                   1                   -                   2
Mississippi                                                                 1                   -                   3
Missouri                                                                    3                   1                   8
Nebraska                                                                    -                   -                   2
Nevada                                                                      2                   -                   3
New Hampshire                                                               3                   -                   4
New Jersey                                                                 25                  12                  12
New Mexico                                                                  -                   -                   -
New York                                                                   35                   7                  21
North Carolina                                                             18                   6                   6
Ohio                                                                        7                   1                   9
Oklahoma                                                                    1                   -                   1
Oregon                                                                      2                   2                   1
Pennsylvania                                                               31                   7                  13
Rhode Island                                                                1                   -                   -
South Carolina                                                             14                   1                   3
Tennessee                                                                   8                   3                   7
Texas                                                                      13                   1                  14
Utah                                                                        2                   1                   3
Vermont                                                                     1                   -                   -
Virginia                                                                   20                   3                   9
Washington                                                                  2                   1                   4
West Virginia                                                               -                   -                   1
Wisconsin                                                                   -                   -                   5

Total                                                                     341                  68                 260

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

     The Company motivates its sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service, which include (i) on-going video training, (ii) workbooks and manuals and (iii) one-on-one training of sales associates by store managers.

     In fiscal 1998, approximately 57% of the Company's sales were paid for by credit card, with the remainder being by cash or check. The Company utilizes its own Dress Barn credit card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to its Dress Barn card but pays a percentage of sales as a service charge. The number of cardholders has steadily increased to approximately 1.1 million currently. The average transaction on the Dress Barn credit card during fiscal 1998 was approximately 50% more than the average of all other transactions and represented approximately 13% of the Company's sales.

     The Company mainly uses print advertising that emphasizes current fashion apparel at value prices. The Company also uses direct mail programs, with seven mailings during fiscal 1998, each to approximately one million households including its credit card holders. At the store level, the store supervisors host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. In addition, the Company considers its credit card program to be a significant component in the development of its targeted marketing efforts, enabling it to develop segmented marketing programs.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings, while downtown and freestanding stores are usually open two nights per week.

Management Information Systems

     In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has installed an IBM AS/400 management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. In August 1997, the Company completed rolling out to all its stores IBM 4694 point-of-sale systems with price look-up capabilities for both inventory and sales transactions. These systems can accommodate substantial growth in additional stores with minimal incremental investment. The Company has also developed and continues to refine a laptop system that delivers up-to-date store-related information to its Regional Sales Managers.

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


     Approximately 5% of the Company's stores currently in operation, located in outlet centers, operate under the name Westport Ltd. and Westport Woman. Subject to landlord approval and underlying lease restrictions, if any, the Company intends to convert as many of these stores as possible to the Dress Barn or Dress Barn Woman name by the end of fiscal 1999.

Employees

     As of July 25, 1998, the Company had approximately 7,000 employees of whom approximately 4,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


Seasonality

     The Company's sales are evenly split between its Fall and Spring seasons. Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


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

     Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence; competitive factors and pricing pressures; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; the Company's ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

     The women's retail apparel industry is subject to rapid change and is highly competitive. The industry is subject to changes in the retail environment which may be affected by overall economic conditions, women's apparel fashions, demographics, macroeconomic factors such as consumer confidence that may affect the level of spending for the types of merchandise sold by the Company, as well as other factors. The Company's sales and results of operations may also be affected by unusual weather patterns in areas where the Company has its greatest concentration of stores. The level of occupancy costs, merchandise, labor and other costs will affect future results of operations.

     The Company competes primarily with department stores, off-price retailers, specialty stores, discount stores and mass merchandisers, many of which have substantially greater financial, marketing and other resources than the Company. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores continue to be promotional and reduce their selling prices, and certain of the Company's competitors and vendors have opened outlet stores which offer off-price merchandise. The Company's sales and results of operations may also be affected by close-outs and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future which could have an adverse effect on its financial results.

     The growth of the Company is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores and expanding into related businesses. The success of the Company's growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.

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

     The Company is committed to being leaner and more productive. The Company is planning to continue to close or relocate underperforming stores and maintain tight cost controls in all areas with a view to increasing shareholder value. There can be no assurance that the Company's strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.


ITEM  2.  PROPERTIES

     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 25, 1998, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                                        Leases                    Number with                  Number Without
Fiscal Years                                           Expiring                 Renewal Options                Renewal Options
1999                                                     129                          75                            54
2000                                                     150                         135                            15
2001                                                      98                          87                            11
2002-2004                                                240                         204                            36
2005 and thereafter                                       52                          45                             7
                                                         ---                         ---                           ---

Total                                                    669                         546                           123
                                                         ---                         ---                           ---


     New store leases generally provide for a base rent of between $10 and $20 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 25, 1998, and excluding locations acquired after July 25, 1998, for fiscal 1999 are approximately $54.2 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in strip and outlet centers.

     Most of the store leases give the Company the option to terminate the lease at little or no cost if certain specified sales volumes are not achieved. This affords the Company greater flexibility to close underperforming stores. Usually these provisions are operative only during the first few years of the lease.

     The Company's investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. Dress Barn often receives tenant improvement allowances from the landlords to offset these initial investments. The Company's stores are typically profitable within the first 12 months of operation.

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

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets for the name, age and position with the Company of the Executive Officers of the Registrant:


Name                  Age                 Positions

Elliot S. Jaffe       72                  Chairman of the Board,
                                          Chief Executive Officer and Director

Burt Steinberg        53                  President, Chief Operating Officer and
                                          Director

David R. Jaffe        39                  Executive Vice President

Armand Correia        52                  Senior Vice President and Chief
                                          Financial Officer

Eric Hawn             48                  Senior Vice President
                                          Store Operations

Elise Jaffe           43                  Senior Vice President
                                          Real Estate


     Mr. Elliot S. Jaffe has been Chief Executive Officer of the Company since 1966.

     Mr. Steinberg has been President and Chief Operating Officer of the Company since 1989.

     Mr. David R. Jaffe has been Executive Vice President of the Company since 1996. He joined the Company in 1992 as Vice President Business Development and became Senior Vice President in 1995. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe, Secretary, Treasurer and Director of the Company.

     Mr. Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Hawn has been Senior Vice President of the Company since 1989.

     Ms. Elise Jaffe has been Senior Vice President of the Company since January 1, 1995. She previously was Vice President. Ms. Jaffe is the daughter of Elliot
S. and Roslyn S. Jaffe, Secretary, Treasurer and Director of the Company.

         The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors.

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


                                                         Fiscal 1998                             Fiscal 1997
                                                          Bid Prices                              Bid Prices
                                                     High            Low                    High             Low
Fiscal Period
         First Quarter                                $26.38         $19.00                  $13.88           $8.63
         Second Quarter                               $28.38         $21.75                  $17.00          $13.38
         Third Quarter                                $32.38         $25.75                  $18.75          $13.38
         Fourth Quarter                               $31.00         $22.50                  $22.00          $14.75


Number of Record Holders

     The number of record holders of the Company's common stock as of October 15, 1998 was approximately 2,000.

Dividend Policy

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
Dollars in thousands except per share information                                  Fiscal Year Ended
                                               -------------------------------------------------------------------------------------
                                                       July 25,         July 26,         July 27,         July 29,         July 30,
                                                           1998             1997             1996             1995             1994
                                               -------------------------------------------------------------------------------------
     Net sales                                         $598,175         $554,843         $515,522         $500,836         $457,325
     Cost of sales, including
       occupancy and buying costs                       381,354          358,093          337,998          327,166          301,154
                                                ------------------------------------------------------------------------------------

     Gross profit                                       216,821          196,750          177,524          173,670          156,171

     Selling, general and
       administrative expenses                          142,098          135,384          132,176          133,253          120,131

     Depreciation & amortization                         17,758           16,139           15,828           14,063           12,127

     Write-down of underperforming
       and closed store assets                             ----             ----            2,848             ----             ----
                                                ------------------------------------------------------------------------------------

     Operating income                                    56,965           45,227           26,672           26,354           23,913

     Interest income- net                                 6,385            4,800            3,343            2,670            1,727
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                   63,350           50,027           30,015           29,024           25,640

     Income taxes                                        23,123           18,260           11,106           10,739            9,487

                                                ------------------------------------------------------------------------------------

        Net earnings                                    $40,227          $31,767          $18,909          $18,285          $16,153

                                               =====================================================================================
     Earnings per share - basic                           $1.75            $1.40            $0.84            $0.82            $0.73
                                               =====================================================================================
                                               =====================================================================================
     Earnings per share - diluted                         $1.70            $1.33            $0.84            $0.82            $0.73
                                               =====================================================================================

Balance sheet data:
     Working capital                                   $170,412         $153,579         $122,730         $103,310          $89,051
     Total assets                                      $345,129         $309,502         $265,723         $243,521         $217,863
     Long-term debt                                          --           $3,500           $3,500           $3,500               --
     Shareholders' equity                              $265,608         $232,822         $199,096         $178,938         $159,198

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                         63.8%            64.5%            65.6%            65.3%            65.9%
     Gross profit                                         36.2%            35.6%            34.4%            34.7%            34.1%
     Selling, general and
       administrative expenses                            23.8%            24.4%            25.6%            26.6%            26.3%
     Operating income                                      9.5%             8.2%             5.2%             5.3%             5.2%
     Net earnings                                          6.7%             5.7%             3.7%             3.7%             3.5%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                                              Fiscal Year Ended
                                                                                July 25,           July 26,           July 27,
                                                                                    1998               1997               1996
Net sales                                                                          100.0%             100.0%             100.0%
Cost of sales, including
  occupancy and buying costs                                                        63.8%              64.5%              65.6%
Selling, general and
  administrative expenses                                                           23.8%              24.4%              25.6%
Depreciation and amortization                                                        3.0%               2.9%               3.1%
Write-down of underperforming and
  closed store assets (see footnote 8)                                                 --                 --               0.6%
Interest income - net                                                                1.1%               0.9%               0.6%
Earnings before income taxes                                                        10.6%               9.0%               5.8%
Net earnings                                                                         6.7%               5.7%               3.7%


Fiscal 1998 Compared to Fiscal 1997

     Net sales increased by 7.8% to $598.2 million for the 52 weeks ended July 25, 1998 ("fiscal 1998"), from $554.8 million for the 52 weeks ended July 26, 1997 ("fiscal 1997"), due primarily to a 3.6% increase in comparable store sales. The increase in comparable store sales resulted primarily from the positive reaction by customers to the Company's merchandise offerings and the generally improved retail climate for apparel during fiscal 1998. The improvement in net sales was also attributable to an approximately 6% increase in total selling square footage. This increase in square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square foot reduction from the closing of underperforming stores. The number of stores in operation declined to 669 stores as of July 25, 1998, from 690 stores in operation as of July 26, 1997. The Company's strategy for fiscal 1999 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 10.2% to $216.8 million, or 36.2% of net sales, in fiscal 1998 from $196.7 million, or 35.5% of net sales, in fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to decreased markdowns, higher initial margins resulting from the increased percentage of private brand merchandise and lower shrinkage.

     Selling, general and administrative ("SG&A") expenses increased by 5.0% to $142.1 million, or 23.8% of net sales, in fiscal 1998 from $135.4 million, or 24.4% of net sales, in fiscal 1997. The Company's continued productivity improvements from the larger-size combo stores, focus on controlling costs and the comparable store sales increase all contributed to the decline in SG&A as a percentage of sales.

     Depreciation expense increased by 10.0% to $17.8 million for fiscal 1998 from $16.1 million for fiscal 1997. This was primarily due to the increase in fixed asset additions in fiscal 1998 to $21.7 million from $16.7 million in fiscal 1997. Depreciation expense for both periods also includes certain write-offs related to the closure of 60 stores and 61 stores during fiscal 1998 and fiscal 1997, respectively.

     Interest income - net increased by 33.0% to $6.4 million for fiscal 1998 from $4.8 million for fiscal 1997. The increase resulted primarily from an increase in the Company's investment portfolio.


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

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 10.8% to $196.7 million, or 35.5% of net sales, in fiscal 1997 from $177.5 million, or 34.4% of net sales, in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher initial margins resulting from the increased percentage of private brand merchandise, decreased markdowns and lower shrinkage. Occupancy costs also decreased as a percentage of sales as leverage from the increase in comparable store sales offset higher rents paid for new stores and lease renewals.

     Selling, general and administrative ("SG&A") expenses increased by 2.4% to $135.4 million, or 24.4% of net sales, in fiscal 1997 from $132.2 million, or 25.6% of net sales, in fiscal 1996. The Company's continued productivity improvements from the larger-size combo stores, focus on controlling costs and the comparable store sales increase all contributed to the decline in SG&A as a percentage of sales.

     Depreciation expense increased by 2.0% to $16.1 million for fiscal 1997 from $15.8 million for fiscal 1996. Depreciation expense for both periods also includes certain writeoffs related to the closure of 61 stores and 72 stores during fiscal 1997 and fiscal 1996, respectively.

     Interest income - net increased by 44.0% to $4.8 million for fiscal 1997 from $3.3 million for fiscal 1996. The increase resulted primarily from an increase in the Company's investment portfolio.

Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores and the continued expansion of its successful combination store format. Total capital expenditures were $21.7 million, $16.5 million and $17.1 million in fiscal 1998, 1997 and 1996, respectively.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) has improved steadily over the past three years (1.85, 1.75 and 1.54 at the end of fiscal 1998, 1997 and 1996, respectively). The Company's net cash provided by operations in fiscal 1998 increased to $62.1 million as compared to $48.4 million in fiscal 1997 and $35.6 million in fiscal 1996. The increase in fiscal 1998 was due primarily to the increase in earnings, offset by an increase in taxes paid.

     At July 25, 1998, the Company had $140.0 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was $170.4 million at July 25, 1998. In addition, the Company had available $100 million in unsecured lines of credit bearing interest at below the prime rate. The Company had no debt outstanding under any of the lines at July 25, 1998. However, potential borrowings were limited by approximately $32 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

     In fiscal 1999, the Company plans to open approximately 60 additional stores, convert approximately 20 single-format stores to its larger combination store format and continue its store remodeling program. The Company intends to look at new markets, and expects to enter the Southern California market in fiscal 1999. In addition, the Company continues to pursue acquisition opportunities. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.

     Other assets, as of July 25, 1998, include a $3 million non-trading, equity investment, which is net of a $7 million write-off to reflect its estimated net realizable value.

Inflation

     The Company does not believe that inflation had a material effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 1999. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.

Information Systems and "Year 2000" Compliance

     The Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company expects this process to be completed in early 1999. The Company has and will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total costs related to remediation to bring current systems into compliance, testing, conversion, the purchase of new package systems and upgrading system applications are not expected to be material. The Company is surveying its service providers and others whom it relies on to assure that their systems will be converted in a timely fashion. Based on the results of this survey, the Company will develop appropriate contingency plans. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


         The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1998 Annual Meeting of Shareholders.

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
                                                                                                           Incorporated By
                                                                                                            Reference From

3(c)              Amended and Restated Certificate of Incorporation                                               (1)

3(e)              Amended and Restated By-Laws                                                                    (1)

3(f)              Amendments to Amended and Restated  Certificate of Incorporation                                (5)

3(g)              Amendments to Amended and Restated By-Laws                                                      (5)

3(h)              Amendments to Amended and Restated By-Laws                                                      (6)

4.                Specimen Common Stock Certificate                                                               (1)

10(a)             1993 Incentive Stock Option Plan                                                               (10)

10(b)             Employment Agreement With Burt Steinberg                                                        (1)

10(e)             Agreement for Issuance of Stock to  Arthur Ziluck                                               (1)

10(f)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                                                                 (6)



10(g)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                                                                 (6)

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

                  10(k)   Wilton, CT store                                                                        (1)

                  10(l)   Danbury, CT store                                                                       (1)

                  10(m)   Branford, CT store                                                                      (1)

                  10(o)   Mt. Kisco, NY store                                                                     (1)

                  10(hh) Norwalk, CT  Dress Barn Woman store                                                      (8)

                  10(ii)  Branford, CT  Dress Barn Woman store                                                    (8)

10(r)             Amendments to Employment Agreement with Burt Steinberg                                          (2)

10(v)             Employment Agreement with Eric Hawn                                                             (4)

10(w)             Agreement for Advances with Eric Hawn                                                           (4)

10(z)             Extension of Employment Agreement with Burt Steinberg                                           (5)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan                                       (5)

10(cc)            Employment Agreement with Armand Correia                                                        (7)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia                                         (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe                                           (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg                                         (7)

10(kk)            Employment Agreement with David Jaffe                                                           (8)

10(mm)            Lease between Dress Barn and  AT&T for                                                          (9)
                  Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan                                                    (11)

10(oo)            Split Dollar Agreement between Dress Barn and                                                  (12)
                  Steinberg Family Trust f/b/o Michael Steinberg




10(pp)            Split Dollar Agreement between Dress Barn and                                                  (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                                  (12)
                  Jaffe 1996 Insurance Trust

22.               Subsidiaries of the Registrant

24.               Independent Auditors' Consent

-------------------------------------------------------------------------------------------
(1)   The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)   The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
(3)   The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
(4)   The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
(5)   The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6)   The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7)   The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8)   The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9)   The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
(10)  The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(11)  The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12)  The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1997.


ITEM 14.  (b)  REPORT ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 25, 1998.



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

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.
         Signature                                           Title                                           Date
/s/ ELLIOT S. JAFFE                                                                                       10/23/98
Elliot S. Jaffe                                      Chairman of the Board and
                                                     Chief Executive Officer
                                                     (Principal Executive Officer)

/s/ ROSLYN S. JAFFE                                                                                       10/23/98
Roslyn S. Jaffe                                      Director and Secretary and Treasurer


/s/ BURT STEINBERG                                                                                        10/23/98
Burt Steinberg                                       Director and President
                                                     and Chief Operating Officer


/s/ KLAUS EPPLER                                                                                          10/23/98
Klaus Eppler                                         Director


/s/ DONALD JONAS                                                                                          10/23/98
Donald Jonas                                         Director


Mark S. Handler                                      Director


/s/ EDWARD D. SOLOMON                                                                                     10/23/98
Edward D. Solomon                                    Director


/s/ ARMAND CORREIA                                                                                        10/23/98
Armand Correia                                       Chief Financial Officer (Principal
                                                     Financial and Accounting Officer)


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries as of July 25, 1998 and July 26, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and Subsidiaries as of July 25, 1998 and July 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Stamford, Connecticut
September 17, 1998

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except share data
                                                                                 July 25,                July 26,
ASSETS                                                                               1998                    1997
                                                                        ------------------        ----------------
Current Assets:
     Cash and cash equivalents                                                     $3,032                  $1,124
     Marketable securities and investments (Note 2)                               139,994                 122,888
     Merchandise inventories                                                      102,706                  99,835
     Prepaid expenses and other                                                     4,201                   2,469
                                                                        ------------------        ----------------
        Total Current Assets                                                      249,933                 226,316
                                                                        ------------------        ----------------
Property and Equipment:
     Leasehold improvements                                                        58,176                  54,261
     Fixtures and equipment                                                       104,500                  92,438
     Computer software                                                              9,018                   7,924
     Automotive equipment                                                             415                     301
                                                                        ------------------        ----------------
                                                                                  172,109                 154,924
     Less accumulated depreciation
       and amortization                                                            86,399                  73,171
                                                                        ------------------        ----------------
                                                                                   85,710                  81,753
                                                                        ------------------        ----------------
Deferred Income Taxes (Note 5)                                                      3,076                      --
                                                                        ------------------        ----------------
Other Assets                                                                        6,410                   1,433
                                                                        ------------------        ----------------
                                                                                 $345,129                $309,502
                                                                        ==================        ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $41,211                 $40,168
     Accrued expenses                                                              35,483                  27,814
     Customer credits                                                               2,827                   2,489
     Income taxes payable                                                              --                   2,266
                                                                        ------------------        ----------------
        Total Current Liabilities                                                  79,521                  72,737
                                                                        ------------------        ----------------
Deferred Income Taxes (Note 5)                                                         --                     443
                                                                        ------------------        ----------------
Long-Term Debt (Note 3)                                                                --                   3,500
                                                                        ------------------        ----------------
Commitments (Note 6)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                    --                      --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,506,559 and 23,887,538
               shares, respectively
       Outstanding- 22,839,059 and 22,742,538
               shares, respectively                                                 1,225                   1,194
     Additional paid-in capital                                                    25,175                  19,856
     Retained earnings                                                            259,104                 218,877
     Treasury stock, at cost                                                     (21,005)                 (8,214)
     Unrealized holding gain (loss) on marketable securities                        1,109                   1,109
                                                                        ------------------        ----------------
                                                                                  265,608                 232,822
                                                                        ==================        ================
                                                                                 $345,129                $309,502
                                                                        ==================        ================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Dollars in thousands except per share amounts
                                                                                           Year Ended
                                                               -----------------------------------------------------------
                                                                          July 25,           July 26,            July 27,
                                                                              1998               1997                1996
                                                               -----------------------------------------------------------
     Net sales                                                            $598,175           $554,843            $515,522
     Cost of sales, including
       occupancy and buying costs                                          381,354            358,093             337,998
                                                               -----------------------------------------------------------

     Gross profit                                                          216,821            196,750             177,524

     Selling, general and
       administrative expenses                                             142,098            135,384             132,176

     Depreciation and amortization                                          17,758             16,139              15,828

     Write-down of underperforming
       and closed store assets (Note 8)                                       ----               ----               2,848
                                                               -----------------------------------------------------------

     Operating income                                                       56,965             45,227              26,672

     Interest income- net                                                    6,385              4,800               3,343
                                                               -----------------------------------------------------------

        Earnings before
          Income taxes                                                      63,350             50,027              30,015

     Income taxes                                                           23,123             18,260              11,106
                                                               -----------------------------------------------------------

        Net earnings                                                       $40,227            $31,767             $18,909
                                                               ===========================================================

     Earnings per share:
            Basic                                                            $1.75              $1.40               $0.84
                                                               ===========================================================
            Diluted                                                          $1.70              $1.33               $0.84
                                                               ===========================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of
     Shareholders' Equity
Dollars and shares in thousands                                                                         Unrealized
                                                                                                       Holding Gain
                                                                     Additional                         (Loss) On         Total
                                                    Common Stock      Paid-In    Retained    Treasury   Marketable     Shareholders'
                                                   Shares    Amount   Capital    Earnings     Stock     Securities       Equity
                            --------------------------------------------------------------------------------------------------------
Balance, July 29, 1995                             22,314   $1,166     $15,056   $168,201    $(5,706)        $221          $178,938
Deferred compensation                                  43        3         183                                                  186
Employee Stock Purchase Plan activity                  21        1         226                                                  227
Shares issued pursuant to exercise of stock options   190        9       1,065                                                1,074
Unrealized holding loss on marketable securities                                                             (238)             (238)
Net earnings                                                                       18,909                                    18,909
                        ------------------------------------------------------------------------------------------------------------

Balance, July 27, 1996                             22,568    1,179      16,530    187,110     (5,706)         (17)          199,096
Deferred compensation                                                    1,160                                                1,160
Employee Stock Purchase Plan activity                  13        1         149                                                  150
Shares issued pursuant to exercise of stock options   302       14       2,017                                                2,031
Purchase of treasury stock                           (140)                                    (2,508)                        (2,508)
Unrealized holding gain on marketable securities                                                            1,126             1,126
Net earnings                                                                       31,767                                    31,767
                        ------------------------------------------------------------------------------------------------------------

Balance, July 26, 1997                             22,743    1,194      19,856    218,877    (8,214)        1,109           232,822
Deferred compensation                                                       18                                                   18
Tax benefit from exercise of stock options                                 404                                                  404
Employee Stock Purchase Plan activity                   5       --         131                                                  131
Shares issued pursuant to exercise of stock options   613       31       4,766                                                4,797
Purchase of treasury stock                           (522)                                  (12,791)                        (12,791)
Unrealized holding gain on marketable securities                                                               --                --
Net earnings                                                                      40,227                                     40,227
                        ------------------------------------------------------------------------------------------------------------
Balance, July 25, 1998                             22,839   $1,225     $25,175  $259,104   ($21,005)       $1,109          $265,608
                        ============================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands                                                                                   Year Ended
                                                                               ---------------------------------------------------
                                                                                        July 25,          July 26,       July 27,
                                                                                            1998              1997           1996
                                                                               ---------------------------------------------------
Operating Activities:
Net earnings                                                                             $40,227           $31,767        $18,909
                                                                               ---------------------------------------------------
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
      Depreciation and amortization of property and
        equipment (net)                                                                   14,489            13,351         12,855
      Write-down of underperforming and
        closed store assets (Note 8)                                                         ---               ---          2,848
      Write-down of non-trading equity investment                                          7,000               ---            ---
      Loss on disposal of closed store assets                                              3,269             2,788          2,973
      (Decrease) increase in deferred income taxes                                       (3,519)           (1,548)            873
      Deferred compensation                                                                   18             1,159            185
      Changes in assets and liabilities:
         Increase in merchandise inventories                                             (2,871)          (10,044)        (1,746)
         (Increase) decrease in prepaid expenses                                         (1,732)               301            670
         Increase in other assets                                                        (1,977)             (480)          (331)
         Increase (decrease) in accounts payable- trade                                    1,043             2,969        (1,225)
         Increase in accrued expenses                                                      7,669             6,410          1,403
         Increase in customer credits                                                        338               427            575
         (Decrease) Increase in income taxes payable                                     (1,862)             1,294        (2,430)
                                                                               ---------------------------------------------------
       Total adjustments                                                                  21,865            16,627         16,650
                                                                               ---------------------------------------------------

        Net cash provided by operating activities                                         62,092            48,394         35,559
                                                                               ---------------------------------------------------

Investing Activities
    Purchases of property and equipment - net                                           (21,715)          (16,487)       (17,109)
    Sales and maturities of marketable securities and investments                        118,686            38,911        110,613
    Purchases of marketable securities and investments                                 (135,792)          (78,885)      (128,226)
    Purchase of non-trading equity investment                                           (10,000)               ---            ---
                                                                               ---------------------------------------------------
       Net cash used in investing activities                                            (48,821)          (56,461)       (34,722)
                                                                               ---------------------------------------------------

Financing Activities
    Repayment of long term debt                                                          (3,500)               ---            ---
    Purchase of treasury stock                                                          (12,791)           (2,508)            ---
    Proceeds from Employee Stock Purchase Plan                                               131               150            227
    Proceeds from stock options exercised                                                  4,797             2,032          1,074
                                                                               ---------------------------------------------------
      Net cash (used in) provided by financing activities                               (11,363)             (326)          1,301
                                                                               ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       1,908           (8,393)          2,138
Cash and cash equivalents- beginning of period                                             1,124             9,517          7,379
                                                                               ---------------------------------------------------
Cash and cash equivalents- end of period                                                  $3,032            $1,124         $9,517
                                                                               ===================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                           $28,190           $16,966        $13,840
                                                                               ===================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 25, 1998


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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The number of shares used in the computation of basic earnings per share was 23,032,400, 22,738,322 and 22,413,267 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The number of shares used in the computation of diluted earnings per share was 23,653,899, 23,941,070 and 22,631,574 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. All periods presented reflect the adoption of SFAS128

         Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 in fiscal 1999.

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

         Disclosure about fair value of financial instruments

     The fair value of financial instruments classified as current assets or liabilities approximate carrying amount due to the short-term maturity of the instruments. The fair value of long term debt, discounted using current borrowing rates available for financing with similar terms and maturities, was approximately $2.1 million at the end of the 1997 fiscal year.

     Other assets, as of July 25, 1998, include a $3 million non-trading, equity investment, which is net of a $7 million write-off to reflect its estimated net realizable value.


2.       MARKETABLE SECURITIES AND INVESTMENTS

     Marketable securities and investments included the following:

                                                                July 25, 1998                      July 26, 1997
                                                                -------------                      -------------
(In 000's)                                                  Fair         Amortized             Fair         Amortized
                                                           Value              Cost            Value              Cost
Money Market Funds                                          $732              $732           $1,893            $1,893
US Govt. Bonds & Notes                                        --                --            8,010             7,983
Short Term Investments                                    22,313            22,313           24,642            24,642
Other Investments                                          9,298             8,987            9,108             8,917
Tax Free Municipal Bonds                                 105,921           104,966           77,524            76,457
US Govt. Securities Fund                                   1,730             1,887            1,711             1,887
                                                       ---------         ---------        ---------          --------
                                                        $139,994          $138,885         $122,888          $121,779
                                                       =========         =========        =========          ========

     The scheduled  maturities of marketable  securities and investments at July
25, 1998 are:
Due In                                                                                  Fair Value           Amortized Cost
-------------------                                                                     -----------          --------------
(in 000's)
One year or less                                                                            $54,764                 $54,443
One year through five years                                                                  80,703                  79,934
Six years through ten years                                                                   2,467                   2,454
Over ten years                                                                                2,060                   2,054
                                                                                          ---------                --------
                                                                                           $139,994                $138,885
                                                                                          =========                ========

     Unrealized holding gains and losses at July 25, 1998 netted to an unrealized gain of approximately $1.1 million. Proceeds and gross realized losses from the sale of securities in fiscal 1998, 1997 and 1996 were $118.7 million and $0.1 million, $38.9 million and $0.3 million and $110.6 million and $0.6 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

3.       LONG-TERM DEBT

     During fiscal 1998, the Company repaid its $3.5 million unsecured loan from the New York State Urban Development Corporation. This loan was due October 1, 2004, with interest at rates ranging from 0% to 3% over the term of the loan. The Company had no other long-term debt outstanding at any time during the three years ended July 25, 1998.

     At July 25, 1998, the Company had unsecured lines of credit with three banks totaling $100 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 25, 1998. However, the credit lines available were reduced by approximately $32 million of outstanding letters of credit.


4.       EMPLOYEE BENEFIT PLANS

     In August 1995, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeds the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1998, 1997 and 1996, the Company incurred expenses of $982,000, $738,000 and $712,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan, which allows employees to purchase shares of company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.


5.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                                               Year Ended
(In 000's)                                                     July 25,         July 26,          July 27,
                                                                   1998             1997              1996
Federal:
         Current                                                $20,349          $15,986            $8,428
         Deferred                                                (2,477)          (1,240)              169
                                                               --------          -------            ------
                                                                 17,872           14,746             8,597
State:
         Current                                                  5,872            3,822             2,742
         Deferred                                                  (621)            (308)             (233)
                                                                --------          -------            ------
                                                                  5,251            3,514             2,509

Provision for income taxes                                      $23,123          $18,260           $11,106
                                                              =========        =========           =======

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                July 25,          July 26,
(in 000's)                                                                          1998              1997
                                                                               ---------         ---------
Deferred tax assets:
Inventory capitalization for tax purposes                                         $2,246            $1,449
Other items                                                                       11,168             6,055
                                                                                  ------             -----
   Total deferred tax assets                                                      13,414             7,504
Deferred tax liabilities:
Depreciation                                                                       6,618             6,627
Other items                                                                        3,720             1,320
                                                                --                ------             -----
   Total deferred tax liabilities                                                 10,338             7,947

Net deferred tax assets (liabilities)                                             $3,076             $(443)
                                                                                  ======             ======

     The net deferred tax assets were comprised of approximately $490,000 in state deferred taxes and $2,586,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                                             Year Ended
                                                               July 25,         July 26,          July 27,
                                                                   1998             1997              1996
                                                              ---------        ---------         ---------
Statutory tax rate                                               35.0 %           35.0 %            35.0 %
State taxes - net of federal
  Benefit                                                         5.8 %            5.1 %             5.6 %
Other - net                                                      (4.3)%           (3.6)%            (3.6)%

Effective tax rate                                               36.5 %            36.5 %           37.0 %
                                                                 =====             =====            =====

6.  COMMITMENTS

Lease commitments

     The Company leases all its stores and its distribution center. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company leases its 510,000 square foot office and distribution center in Suffern, New York. The lease has an initial term expiring in 2007 with three 5-year options to extend the lease.

     A summary of occupancy costs follows:

                                                                               Year Ended
                                                               July 25,         July 26,          July 27,
(in 000's)                                                         1998             1997              1996
                                                              ---------        ---------         ---------
Base rentals                                                    $62,880          $59,906           $56,113
Percentage rentals                                                  378              229                94
Other occupancy costs                                            22,477           19,526            19,626
                                                                 ------           ------            ------

Total                                                           $85,735          $79,661           $75,833
                                                               ========         ========           =======

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 25, 1998 (dollars in thousands):

             Fiscal Year                                Amount
            -------------                            ------------
                1999                                $   54,244
                2000                                    48,160
                2001                                    37,342
                2002                                    29,229
                2003                                    17,625
         Subsequent years                               24,070

         Total future minimum rentals                 $210,670


     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.
Leases with related parties

     The Company leases five stores from the Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 25, 1998, included in the above schedule, are approximately $404,000 annually and aggregate $1.7 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1998, 1997 and 1996 under these leases amounted to approximately $438,000, $443,000 and $492,000, respectively.


7.       STOCK-BASED COMPENSATION PLANS

     At July 25, 1998, the Company had five stock-based compensation plans. The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. All options granted under both plans vest over a five year period and generally expire after ten years from date of grant. At July 25, 1998, there were 663,000 shares under the 1993 plan available for future grant. The Company's 1987 Non-Qualified Stock Option Plan, which expired December 7, 1997, provides for the granting of options to purchase up to 1,000,000 shares of Common Stock to key employees. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of Common Stock. As of July 25, 1998, 340,000 options had been issued under the 1995 Stock Option Plan. The Company's Employee Stock Purchase Plan allows employees to purchase shares of company stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

     The following summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                               July 25, 1998                  July 26, 1997                   July 27, 1996
                                               -------------                  -------------                   -------------
                                                          Weighted                       Weighted                        Weighted
                                                          Average                         Average                         Average
                                                          Exercise                       Exercise                        Exercise
                                               Options     Price               Options     Price               Options     Price
                                      ----------------------------------------------------------------------------------------------
Options outstanding - beginning of year      1,746,992          $8.09        1,273,293         $8.39         1,392,633         $7.04
Granted                                        167,750          19.99          882,055          7.43           124,750          9.15
Cancelled                                     (12,769)          10.65        (106,154)         10.11          (55,261)          8.28
Exercised                                    (626,538)           7.65        (302,202)          6.68         (188,829)          5.69
                                      ----------------------------------------------------------------------------------------------

Outstanding end of year                      1,275,435          $9.83        1,746,992         $8.09         1,273,293         $8.39
                                      ==============================================================================================

Options exercisable at year-end                187,209         $10.51          484,460         $8.23           675,914         $7.50
                                      ----------------------------------------------------------------------------------------------

Weighted-average fair
value of options granted
during the year
                                                                $8.53                          $3.79                           $4.00
                                                       ---------------                 --------------                  -------------


     The following table summarizes information about stock options outstanding at July 25, 1998:


  Range of Exercise Prices          Number         Weighted Average                                           Weighted
                              Outstanding as of     Remaining Life    Weighted Average        Number           Average
                                   7/25/98                             Exercise Price   Exercisable as of  Exercise Price
                                                                                             7/25/98
---------------------------------------------------------------------------------------------------------------------------
$5.00  -  $6.00                    240,000            8.06 years            $5.00              ---              $ ---
 6.50  -  $8.68                    572,188            7.64 years             8.64             36,828             8.50
 8.75  -  12.50                    302,997            6.14 years            10.36            150,381            11.01
12.50  -  22.63                    160,250            9.45 years            20.28              ---               ---
                              ---------------------------------------------------------------------------------------------

$5.00  - $22.63                   1,275,435           7.59 years            $9.83            187,209           $10.51
                              =============================================================================================


     In fiscal 1997,  the Company  granted  300,000  options at $5.00 per share, which was less than the market price on the date of grant,  and had a fair value of $5.36 per share. The Company records compensation expense for all stock-based compensation  plans using the method  prescribed by Accounting  Principles Board
Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the  measurement  date.
No compensation  expense is recognized for the Company's option grants that have an  exercise  price  equal to the  market  price on the date of grant or for the
Company's  Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans been  determined  based on the fair value at the option grant dates for awards in accordance  with the accounting  provisions of SFAS 123, the
Company's  net earnings and earnings per share for fiscal 1998,  fiscal 1997 and fiscal 1996 would have been  reduced to the pro forma  amounts  indicated below:
                                                                                              Year Ended
                                                                           July 25,            July 26,           July 27,
                                                                               1998                1997               1996
                                                                          ---------           ---------          ---------
Net earnings (in 000's):
         As reported                                                        $40,227             $31,767            $18,909
         Pro forma                                                          $39,530             $31,241            $18,872

Earnings per share - basic:
         As reported                                                          $1.75               $1.40              $0.84
         Pro forma                                                            $1.72               $1.37              $0.84

Earnings per share - diluted:
         As reported                                                          $1.70               $1.33              $0.84
         Pro forma                                                            $1.67               $1.30              $0.84


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                            Year Ended
                                                                           July 25,            July 26,           July 27,
                                                                               1998                1997               1996
                                                                          ---------           ---------          ---------

Weighted average risk-free interest rate                                       4.6%                5.7%               5.7%
Weighted average expected life (years)                                         5.0                 5.0                5.0
Expected volatility                                                           38.6%               39.6%              39.6%



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

QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands except per share amounts)


                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 25, 1998
Net Sales                                             $153,430          $144,341         $144,210          $156,194
Gross Profit,
  less occupancy
  and buying costs                                      56,896            53,545           49,904            56,476
Income Taxes                                             6,512             5,627            4,606             6,378
Net Earnings                                            11,327             9,794            8,010            11,096
Earnings Per Share(*)
       Basic                                             $0.49             $0.42            $0.35             $0.49
       Diluted                                           $0.48             $0.41            $0.34             $0.47

                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 26, 1997
Net Sales                                             $146,527          $134,103         $131,457          $142,755
Gross Profit,
  less occupancy
  and buying costs                                      54,533            48,309           43,947            49,960
Income Taxes                                             6,446             4,232            3,028             4,554
Net Earnings                                            11,211             7,364            5,268             7,924
Earnings Per Share(*)
       Basic                                             $0.49             $0.32            $0.23             $0.35
       Diluted                                           $0.47             $0.31            $0.23             $0.34

(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share in fiscal 1998 and fiscal 1997.

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






(**) Inactive Subsidiary

                                   EXHIBIT 24


                          INDEPENDENT AUDITORS' CONSENT



Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York



We consent to the incorporation by reference in Registration Statement Nos. 33-16857, 33-47415, 33-60196, 333-18135 and 33-17488 (on Form S-8) of our
report, dated September 17, 1998, appearing in this Annual Report on Form 10-K of The Dress Barn, Inc. and Subsidiaries for the year ended July 25, 1998.








Deloitte & Touche LLP
Stamford, Connecticut
October 21, 1998