Form 10-Q
period 1998-10-24
DRESS BARN INC
filed 1998-12-08
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 24, 1998            Commission file number 0-11736


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

               .05 par value 22,764,005 shares on December 3, 1998

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 24, 1998
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 24, 1998 (unaudited)
                           and July 25, 1998                                 3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 24, 1998 and October 25, 1997             4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 24, 1998 and October 25, 1997             5

                           Notes to Unaudited Consolidated Financial
                           Statements (unaudited)                            6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                 7 and 8


Part II. OTHER INFORMATION:

         Item 1.           Legal Proceedings                                 *

         Item 2.           Changes in Securities                             *

         Item 3.           Defaults Upon Senior Securities                   *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                               *

         Item 5.           Other Information                                 *

         Item 6.           Exhibits and Reports on Form 8-K                  9

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                                  October 24,             July 25,
ASSETS                                                                                   1998                 1998
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                             $633               $3,032
     Marketable securities and investments                                            156,876              139,994
     Merchandise inventories                                                          114,001              102,706
     Prepaid expenses and other                                                         3,881                4,201
                                                                            ------------------    -----------------
        Total Current Assets                                                          275,391              249,933
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            60,015               58,176
     Fixtures and equipment                                                           110,470              104,500
     Computer software                                                                  9,281                9,018
     Automotive equipment                                                                 415                  415
                                                                            ------------------    -----------------
                                                                                      180,181              172,109
     Less accumulated depreciation and amortization                                    91,349               86,399
                                                                            ------------------    -----------------
                                                                                       88,832               85,710
                                                                            ------------------    -----------------
Deferred Taxes                                                                          2,546                3,076
                                                                            ------------------    -----------------
Other Assets                                                                            4,688                6,410
                                                                            ==================    =================
                                                                                     $371,457             $345,129
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $49,712              $41,211
     Accrued expenses                                                                  42,035               35,483
     Customer credits                                                                   2,666                2,827
     Income taxes payable                                                               3,857                   --
                                                                            ------------------    -----------------
        Total Current Liabilities                                                      98,270               79,521
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,544,005 and 24,506,559
               shares, respectively
       Outstanding- 22,755,105 and 22,839,059
               shares, respectively                                                     1,227                1,225
     Additional paid-in capital                                                        25,508               25,175
     Retained earnings                                                                268,279              259,104
     Treasury stock, at cost                                                         (23,704)             (21,005)
     Unrealized holding gain on investments                                             1,877                1,109
                                                                            ------------------    -----------------
                                                                                      273,187              265,608
                                                                            ==================    =================
                                                                                     $371,457             $345,129
                                                                            ==================    =================

See notes to condensed financial statements (unaudited)


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  October 24,          October 25,
                                                                                         1998                 1997
                                                                            ------------------    -----------------
     Net sales                                                                       $158,772             $156,194

     Cost of sales, including
       occupancy and buying costs                                                     103,347               99,718
                                                                            ------------------    -----------------

     Gross profit                                                                      55,425               56,476

     Selling, general and
       administrative expenses                                                         37,702               35,912

     Depreciation and amortization                                                      4,950                4,550
                                                                            ------------------    -----------------

     Operating income                                                                  12,773               16,014

     Interest income- net                                                               1,674                1,460
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 14,447               17,474

     Income taxes                                                                       5,273                6,378
                                                                            ------------------    -----------------

        Net earnings                                                                   $9,174              $11,096
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.40                $0.49
                                                                            ==================    =================
          Diluted                                                                       $0.39                $0.47
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        22,760               22,838
                                                                            ------------------    -----------------
          Diluted                                                                      23,295               23,808
                                                                            ------------------    -----------------

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                         Thirteen Weeks Ended
                                                                                  -----------------------------------
                                                                                     October 24,         October 25,
                                                                                            1998                1997
                                                                                  ---------------    ----------------
Operating Activities:
Net earnings                                                                              $9,174             $11,096
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                          4,950               4,550
      Change in deferred income taxes                                                        530                (82)
      Deferred compensation                                                                    5                   5
Changes in assets and liabilities:
      Increase in merchandise inventories                                               (11,295)             (8,891)
      Decrease (increase) in prepaid expenses                                                320             (1,494)
      Decrease (increase) in other assets                                                  1,722               (107)
      Increase in accounts payable- trade                                                  8,501               6,909
      Increase in accrued expenses                                                         6,552               6,773
      Decrease in customer credits                                                         (161)               (286)
      Increase in income taxes payable                                                     3,857               3,655
                                                                                  ---------------    ----------------
        Total adjustments                                                                 14,981              11,032
                                                                                  ---------------    ----------------

        Net cash provided by operating activities                                         24,155              22,128
                                                                                  ---------------    ----------------

Investing Activities:
    Purchases of property and equipment - net                                            (8,072)             (4,398)
    Sales and maturities of marketable securities and investments                         12,613              38,845
    Purchases of marketable securities and investments                                  (28,727)            (51,592)
                                                                                  ---------------    ----------------
      Net cash used in investing activities                                             (24,186)            (17,145)
                                                                                  ---------------    ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                35                  30
    Purchase of treasury stock                                                           (2,699)                  --
    Proceeds from stock options exercised                                                    296               1,875
                                                                                  ---------------    ----------------
      Net cash provided by financing activities                                          (2,368)               1,905
                                                                                  ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                                     (2,399)               6,888
Cash and cash equivalents- beginning of period                                             3,032               1,124
                                                                                  ---------------    ----------------
Cash and cash equivalents- end of period                                                    $633              $8,012
                                                                                  ===============    ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $886              $2,723
                                                                                  ===============    ================

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 24, 1998 and July 25, 1998, the consolidated results of its operations for the thirteen weeks ended October 24, 1998 and October 25, 1997, and cash flows for the thirteen weeks ended October 24, 1998 and October 25, 1997. The results of operations for thirteen week periods may not be indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 25, 1998 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

2.  Stock Repurchase Program

         The Board of Directors approved a stock repurchase plan on October 15, 1998. The Board authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. As of October 24,1998, the Company had not yet acquired any shares under this program.

3.  Reclassification

         Certain reclassifications have been made to prior year's financial statements to conform with the current year's presentation.

4.  Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is required to be adopted by the Company as of the end of the fiscal year ending July 31, 1999. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations, and major customers, and the factors used by management to determine reportable segments. The adoption of SFAS No. 131 will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect that this statement will have on the Company's financial statement disclosures.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the thirteen weeks ended October 24, 1998 (the "first quarter") increased by 1.7% to $158.8 million from $156.2 million for the thirteen weeks ended October 25, 1997. (the "prior period"). Net sales were negatively impacted by a 3% decrease in comparable store sales, primarily due to the unseasonably warm weather in September and October. This was offset by an approximate 6% increase in store square footage versus the prior period. The increase in square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square footage reduction from the closing of underperforming stores. As of October 24,1998, the Company had 681 stores in operation, (329 Dress Barn stores, 66 Dress Barn Woman stores and 286 combo stores), versus 691 as of October 25, 1997. The Company's strategy for the remainder of fiscal 1999 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. The Company anticipates closing approximately 20 stores during the next fiscal quarter.

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased by 1.2% to $55.4 million, or 34.9% of net sales, for the first quarter from $56.5 million, or 36.2% of net sales, for the prior period. The decrease in gross profit as a percentage of net sales was primarily the result of the relatively fixed costs of occupancy expenses being measured against a decrease in same store sales. Merchandise margins as a percentage of sales in the first quarter remained consistent with the prior period.

         Selling, general and administrative (SG&A) expenses were $37.7 million for the first quarter, compared to $35.9 million for the prior period. The increase in selling and administrative expenses was mainly due to an increase in store operating costs, resulting from the approximate 6% increase in square footage. As a percent of sales, SG&A expenses (excluding depreciation) increased as a percentage of sales, from 23.0% of sales in the prior period to 23.7% in 1998. This increase was the result of negative leverage from the decrease in comparable store sales.

         As a percentage of net sales, depreciation increased to 3.2% in the first quarter from 2.9% in the prior period as a result of $25.4 million in fixed asset purchases during the last twelve months.

         Interest income for the first quarter increased to approximately $1.7 million this year versus $1.5 million in the prior period as the increase in the funds available for investment offset generally lower prevailing investment rates.

         The effective tax rate for first quarter was 36.5%, the same as that in effect for the fiscal year ended July 25, 1998.

         As a result of the above factors, net income for the first quarter was $9.2 million, a decrease of 17.3% versus the $11.1 million net income in the prior period.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 1999 capital expenditures, other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections.


Forward-Looking Statements and Factors Affecting Future Performance

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 25, 1998.


Information Systems and "Year 2000" Compliance

         The Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the Year 2000. The Company expects this process to be completed in early 1999. The Company has not developed any contingency plans in the event that the Company itself should fail to become Year 2000 compliant as it expects to be in compliance by early 1999. Total costs related to remediation to bring current systems into compliance, testing, conversion, the purchase of new package systems and upgrading system applications are not expected to be material. However, no assurance can be given that all of the Company's systems will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's business.

         The Company has contacted and will continue to contact its key suppliers and other third party service providers to determine their year 2000 readiness. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies. If any of the Company's merchandise vendors fail to be in compliance, a vendor that is in compliance will be substituted. The Company is currently developing a contingency plan in the event any of its service providers fail to be Year 2000 compliant. The Company expects to complete this plan by Spring 1999.

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