Form 10-Q
period 1999-01-23
DRESS BARN INC
filed 1999-03-09
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 23, 1999            Commission file number 0-11736


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

                .05 par value 19,851,898 shares on March 1, 1999

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 23, 1999
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           January 23, 1999 (unaudited)
                           and July 25, 1998                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           January 23, 1999 and January 24, 1998            I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Twenty-Six weeks ended
                           January 23, 1999 and January 24, 1998            I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Twenty-Six weeks ended
                           January 23, 1999 and January 24, 1998            I-6

                           Notes to Unaudited Consolidated Financial
                           Statements (unaudited)                           I-7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                        I-8 through I-10

Part II. OTHER INFORMATION:
         Item 1.           Legal Proceedings                                  *

         Item 2.           Changes in Securities                              *

         Item 3.           Defaults Upon Senior Securities                    *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                              I-11

         Item 5.           Other Information                                  *

         Item 6.           Exhibits and Reports on Form 8-K                 I-11

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                  January 23,             July 25,
ASSETS                                                                                   1999                 1998
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $26,987               $3,032
     Marketable securities and investments                                            131,183              139,994
     Merchandise inventories                                                           90,512              102,706
     Prepaid expenses and other                                                         5,122                4,201
                                                                            ------------------    -----------------
        Total Current Assets                                                          253,804              249,933
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            61,054               58,176
     Fixtures and equipment                                                           113,010              104,500
     Computer software                                                                  9,528                9,018
     Automotive equipment                                                                 500                  415
                                                                            ------------------    -----------------
                                                                                      184,092              172,109
     Less accumulated depreciation and amortization                                    96,860               86,399
                                                                            ------------------    -----------------
                                                                                       87,232               85,710
                                                                            ------------------    -----------------
Deferred Taxes                                                                          2,191                3,076
                                                                            ------------------    -----------------
Other Assets                                                                            2,780                6,410
                                                                            ==================    =================
                                                                                     $346,007             $345,129
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $36,661              $41,211
     Accrued expenses                                                                  39,700               35,483
     Customer credits                                                                   4,020                2,827
     Income taxes payable                                                                  --                   --
                                                                            ------------------    -----------------
        Total Current Liabilities                                                      80,381               79,521
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,551,658 and 24,300,225
               shares, respectively
       Outstanding- 21,843,358 and 23,060,225
               shares, respectively                                                     1,228                1,225
     Additional paid-in capital                                                        25,607               25,175
     Retained earnings                                                                274,505              259,104
     Treasury stock, at cost                                                         (37,505)             (21,005)
     Unrealized holding gain on investments                                             1,791                1,109
                                                                            ------------------    -----------------
                                                                                      265,626              265,608
                                                                            ==================    =================
                                                                                     $346,007             $345,129
                                                                            ==================    =================

See notes to condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Second Quarter
Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 23,          January 24,
                                                                                         1999                 1998
                                                                            ------------------    -----------------

     Net sales                                                                       $146,170             $144,210

     Cost of sales, including
       occupancy and buying costs                                                      97,172               94,306
                                                                            ------------------    -----------------

     Gross profit                                                                      48,998               49,904

     Selling, general and
       administrative expenses                                                         35,997               34,169

     Depreciation and amortization                                                      4,809                4,550
                                                                            ------------------    -----------------

     Operating income                                                                   8,192               11,185

     Interest income- net                                                               1,614                1,431
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                  9,806               12,616

     Income taxes                                                                       3,579                4,606
                                                                            ------------------    -----------------

        Net earnings                                                                   $6,227               $8,010
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.28                $0.35
                                                                            ==================    =================
          Diluted                                                                       $0.27                $0.34
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        22,415               23,032
                                                                            ------------------    -----------------
          Diluted                                                                      22,817               23,765
                                                                            ------------------    -----------------

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Six Months
Dollars in thousands except per share amounts

                                                                                    Twenty-Six Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 23,          January 24,
                                                                                         1999                 1998
                                                                            ------------------    -----------------

     Net sales                                                                       $304,942             $300,404

     Cost of sales, including
       occupancy and buying costs                                                     200,519              194,025
                                                                            ------------------    -----------------

     Gross profit                                                                     104,423              106,379

     Selling, general and
       administrative expenses                                                         73,699               70,081

     Depreciation and amortization                                                      9,759                9,100
                                                                            ------------------    -----------------

     Operating income                                                                  20,965               27,198

     Interest income- net                                                               3,288                2,892
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 24,253               30,090

     Income taxes                                                                       8,852               10,984
                                                                            ------------------    -----------------

        Net earnings                                                                  $15,401              $19,106
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.68                $0.83
                                                                            ==================    =================
          Diluted                                                                       $0.67                $0.81
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        22,587               22,935
                                                                            ------------------    -----------------
          Diluted                                                                      23,067               23,635
                                                                            ------------------    -----------------

See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                        Twenty-Six Weeks Ended
                                                                                  -----------------------------------
                                                                                     January 23,         January 24,
                                                                                            1999                1998
                                                                                  ---------------     ---------------
Operating Activities:
Net earnings                                                                             $15,401             $19,106
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                          9,759               9,100
      Change in deferred income taxes                                                        885                (78)
      Deferred compensation                                                                    5                  22
Changes in assets and liabilities:
      Increase in merchandise inventories                                                 12,194              14,509
      Increase in prepaid expenses                                                         (921)               (197)
      Decrease (increase) in other assets                                                  3,630             (5,660)
      Decrease in accounts payable- trade                                                (4,550)             (7,913)
      Increase in accrued expenses                                                         4,217               2,953
      Increase in customer credits                                                         1,193                 921
      Decrease in income taxes payable                                                       ---             (2,104)
                                                                                  ---------------     ---------------
        Total adjustments                                                                 26,412              11,553
                                                                                  ---------------     ---------------

        Net cash provided by operating activities                                         41,813              30,659
                                                                                  ---------------     ---------------

Investing Activities:
    Purchases of property and equipment - net                                           (11,281)             (9,435)
    Sales and maturities of marketable securities and investments                         42,657              38,143
    Purchases of marketable securities and investments                                  (33,164)            (54,239)
                                                                                  ---------------     ---------------
      Net cash used in investing activities                                              (1,788)            (25,531)
                                                                                  ---------------     ---------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                68                  64
    Purchase of treasury stock                                                          (16,500)             (2,225)
    Proceeds from stock options exercised                                                    362               3,191
                                                                                  ---------------     ---------------
      Net cash provided by financing activities                                         (16,070)               1,030
                                                                                  ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                                      23,955               6,158
Cash and cash equivalents- beginning of period                                             3,032               1,124
                                                                                  ---------------     ---------------
Cash and cash equivalents- end of period                                                 $26,987              $7,282
                                                                                  ===============     ===============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                           $10,180             $13,087
                                                                                  ===============     ===============

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of January 23, 1999 and July 25, 1998, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 23, 1999 and January 24, 1998, and cash flows for the twenty-six weeks ended January 23, 1999 and January 24, 1998. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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

2.  Stock Repurchase Program

         The Board of Directors approved a stock repurchase plan on October 15, 1998. The Board authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. As of January 23, 1999, the Company had acquired 919,400 shares under this program for an aggregate amount of $13.8 million.

3.  Recent Accounting Pronouncements

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 23, 1999, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                               Second Quarter                             Six Months
                                     % Change             % of Sales           % Change           % of Sales
                                     from L/Y            T/Y        L/Y        from L/Y         T/Y         L/Y
Net Sales                                1.4%                                      1.5%
Cost of Sales, including
   Occupancy & Buying                    3.0%          66.5%       65.4%           3.3%         65.8%      64.6%
Gross Profit                            -1.8%          33.5%       34.6%          -1.8%         34.2%      35.4%
Selling, General and
   Admin. Expenses                       5.3%          24.6%       23.7%           5.2%         24.2%      23.3%
Depreciation and Amortization            5.7%           3.3%        3.1%           7.2%          3.2%       3.0%
Operating Income                       -26.8%           5.6%        7.8%         -22.9%          6.8%       9.1%
Interest Income - Net                   12.8%           1.1%        1.0%          13.7%          1.1%       1.0%
Earnings Before Income Taxes           -22.3%           6.7%        8.8%         -19.4%          7.9%      10.1%
Net Earnings                           -22.3%           4.3%        5.6%         -19.4%          5.0%       6.4%

         Net sales increased 1.4% during the thirteen week period ended January 23, 1999 ("three month period") and 1.5% during the twenty-six week period ending January 23, 1999 ("six month period"). Net sales were negatively impacted by comparable store sales decreases of 4% and 3% for the three-month and six-month periods, respectively. The Company attributes the comparable store sales decreases to the heavy department store promotional activity primarily during the three-month period, the unseasonably warm weather in September and October, as well as a slowdown in sales of career apparel. These were offset by an approximate 6% increase in store square footage versus each of the prior periods. The increase in square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square footage reduction from the closing of underperforming stores. As of January 23,1999, the Company had 673 stores in operation, (310 Dress Barn stores, 65 Dress Barn Woman stores and 298 combo stores), versus 679 as of January 24, 1998. The Company's strategy for the remainder of fiscal 1999 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while continuing to close underperforming locations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased as a percentage of net sales for both the three-month and six-month periods by 1.1% and 1.2%, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of the relatively fixed costs of occupancy expenses being measured against a decrease in same store sales. Merchandise margins as a percentage of sales, for both the three-month and six-month periods, remained consistent with the prior periods.

         Selling, general and administrative (SG&A) expenses increased 5.3% and 5.2% for the three-month and six-month periods, respectively, versus the prior year's comparable periods. These increases were mainly due to an increase in store operating costs, resulting from the approximate 6% increase in square footage. As a percent of sales, SG&A expenses (excluding depreciation) increased
 .9% in both the thirteen and twenty-six week periods versus the prior year's comparable periods. These increases were the result of negative leverage from the decreases in comparable store sales for both periods.

         Depreciation expense increased 5.7% and 7.2% for the three-month and six-month periods, respectively, over the prior year's comparable periods. These increases were mainly the result of $23.6 million in fixed asset purchases during the last twelve months.

         Interest income for the six-month period increased to approximately $3.3 million this year versus $2.9 million in the prior period as the increase in the funds available for investment offset generally lower prevailing interest rates.

         The effective tax rates for both the three-month and six-month periods were 36.5%, the same as for the fiscal year ended July 25, 1998.

         As a result of the above factors, net income for the three month period was $6.2 million, a decrease of 22.3% versus the $8.0 million net income in the prior period. Net income for the six-month period decreased 19.4% to $15.4 million, versus $19.1 million for the prior year's comparable period.

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


Information Systems and "Year 2000" Compliance

         The Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the Year 2000. The Company considers the programming process to be complete, with a final company-wide simulation covering all systems scheduled for July 4, 1999. The Company has not developed any contingency plans in the event that the Company itself should fail to become Year 2000 compliant, as it believes it to be in compliance now. Total costs related to remediation to bring current systems into compliance, testing, conversion, the purchase of new package systems and upgrading system applications are not expected to be material. However, no assurance can be given that all of the Company's systems will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's business.

         The Company has contacted and will continue to contact its key suppliers and other third party service providers to determine their Year 2000 readiness. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies. If any of the Company's merchandise vendors fail to be in compliance, a vendor that is in compliance will be substituted. The Company's most reasonably likely worst case Year 2000 scenario relates to the inability of the banking system to insure the Company's access to its funds. The Company has received assurances from its primary financial service providers that they are or will be Year 2000 compliant. The Company is currently developing a contingency plan in the event any of its other service providers fail to be Year 2000 compliant. The Company expects to complete this plan by late Spring 1999.

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's Shareholders was held on December 14, 1998.


         (b) The Company's shareholders voted for the reelection of Elliot S. Jaffe and Burt Steinberg as Directors of the Company (20,359,783 and 20,364,934 shares, respectively, voted for reelection and 528,297 and 523,146 shares, respectively, withheld authority with respect for such nominees).


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