Form 10-Q
period 1999-04-24
DRESS BARN INC
filed 1999-06-08
CIK 717724

I - 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 24, 1999              Commission file number 0-11736


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

Securities registered pursuant to Section 12(g) of the Act: Title of each class:

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

                 .05 par value 19,893,859 shares on June 1, 1999

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 24, 1999
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           April 24, 1999 (unaudited)
                           and July 25, 1998                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           April 24, 1999 and April 25, 1998                I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirty-nine weeks ended
                           April 24, 1999 and April 25, 1998                I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirty-nine weeks ended
                           April 24, 1999 and April 25, 1998                I-6

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

         Item 3.           Defaults Upon Senior Securities                   *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                               *

         Item 5.           Other Information                                 *

         Item 6.           Exhibits and Reports on Form 8-K                I-11

*        Not applicable in this filing.


The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                    April 24,             July 25,
ASSETS                                                                                   1999                 1998
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                           $4,524               $3,032
     Marketable securities and investments                                            126,563              139,994
     Merchandise inventories                                                          111,310              102,706
     Prepaid expenses and other                                                         3,878                4,201
                                                                            ------------------    -----------------
        Total Current Assets                                                          246,275              249,933
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            62,290               58,176
     Fixtures and equipment                                                           117,061              104,500
     Computer software                                                                  9,935                9,018
     Automotive equipment                                                                 546                  415
                                                                            ------------------    -----------------
                                                                                      189,832              172,109
     Less accumulated depreciation and amortization                                   103,145               86,399
                                                                            ------------------    -----------------
                                                                                       86,687               85,710
                                                                            ------------------    -----------------
Deferred Taxes                                                                          1,830                3,076
                                                                            ------------------    -----------------
Other Assets                                                                            2,727                6,410
                                                                            ==================    =================
                                                                                     $337,519             $345,129
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $50,169              $41,211
     Accrued expenses                                                                  43,053               35,483
     Customer credits                                                                   3,485                2,827
                                                                            ------------------    -----------------
        Total Current Liabilities                                                      96,707               79,521
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,603,659 and 24,300,225
               shares, respectively
       Outstanding- 19,853,859 and 23,060,225
               shares, respectively                                                     1,230                1,225
     Additional paid-in capital                                                        25,950               25,175
     Retained earnings                                                                280,974              259,104
     Treasury stock, at cost                                                         (68,274)             (21,005)
     Unrealized holding gain on investments                                               932                1,109
                                                                            ------------------    -----------------
                                                                                      240,812              265,608
                                                                            ==================    =================
                                                                                     $337,519             $345,129
                                                                            ==================    =================

See notes to condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Third Quarter
Dollars in thousands except per share amounts
                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                    April 24,             April 25,
                                                                                         1999                  1998
                                                                            ------------------    ------------------
     Net sales                                                                       $144,341              $144,341

     Cost of sales, including
       occupancy and buying costs                                                      93,331                90,796
                                                                            ------------------    ------------------

     Gross profit                                                                      51,010                53,545

     Selling, general and
       administrative expenses                                                         36,159                34,762

     Depreciation and amortization                                                      6,270                 4,700
                                                                            ------------------    ------------------

     Operating income                                                                   8,581                14,083

     Interest income- net                                                               1,606                 1,338
                                                                            ------------------    ------------------

        Earnings before
          income taxes                                                                 10,187                15,421

     Income taxes                                                                       3,718                 5,627
                                                                            ------------------    ------------------

        Net earnings                                                                   $6,469                $9,794
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.32                 $0.42
                                                                            ==================    ==================
          Diluted                                                                       $0.31                 $0.41
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        20,350                23,141
                                                                            ------------------    ------------------
          Diluted                                                                      20,685                23,840
                                                                            ------------------    ------------------

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Nine Months
Dollars in thousands except per share amounts

                                                                                        Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 24,            April 25,
                                                                                         1999                 1998
                                                                            ------------------    -----------------
     Net sales                                                                       $449,283             $444,745

     Cost of sales, including
       occupancy and buying costs                                                     293,850              284,821
                                                                            ------------------    -----------------

     Gross profit                                                                     155,433              159,924

     Selling, general and
       administrative expenses                                                        109,858              104,843

     Depreciation and amortization                                                     16,029               13,800
                                                                            ------------------    -----------------

     Operating income                                                                  29,546               41,281

     Interest income- net                                                               4,894                4,230
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 34,440               45,511

     Income taxes                                                                      12,570               16,611
                                                                            ------------------    -----------------

        Net earnings                                                                  $21,870              $28,900
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $1.00                $1.26
                                                                            ==================    =================
          Diluted                                                                       $0.98                $1.22
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        21,844               23,004
                                                                            ------------------    -----------------
          Diluted                                                                      22,259               23,653
                                                                            ------------------    -----------------

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                         Thirty-Nine Weeks Ended
                                                                                  -----------------------------------
                                                                                       April 24,           April 25,
                                                                                            1999                1998
                                                                                  ---------------     ---------------
Operating Activities:
Net earnings                                                                             $21,870             $28,900
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                         16,029              13,800
      Change in deferred income taxes                                                      1,246               (121)
      Deferred compensation                                                                   15                  35
Changes in assets and liabilities:
      Increase in merchandise inventories                                                (8,604)             (7,512)
      Decrease (increase) in prepaid expenses                                                323             (4,002)
      Decrease (increase) in other assets                                                  3,683            (10,467)
      Decrease in accounts payable- trade                                                  8,958               9,254
      Increase in accrued expenses                                                         7,570              10,754
      Increase in customer credits                                                           658                 371
      Decrease in income taxes payable                                                       ---             (2,266)
                                                                                  ---------------     ---------------
        Total adjustments                                                                 28,378               9,846
                                                                                  ---------------     ---------------

        Net cash provided by operating activities                                         51,748              38,746
                                                                                  ---------------     ---------------

Investing Activities:
    Purchases of property and equipment - net                                           (17,006)            (17,352)
    Sales and maturities of marketable securities and investments                         75,338              57,235
    Purchases of marketable securities and investments                                  (62,085)            (72,290)
                                                                                  ---------------     ---------------
      Net cash used in investing activities                                              (3,753)            (32,407)
                                                                                  ---------------     ---------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                               138                  94
    Purchase of treasury stock                                                          (47,269)             (2,225)
    Repayment of long-term debt                                                              ---             (3,500)
    Proceeds from stock options exercised                                                    628               4,204
                                                                                  ---------------     ---------------
      Net cash provided by financing activities                                         (46,503)             (1,427)
                                                                                  ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                                       1,492               4,912
Cash and cash equivalents- beginning of period                                             3,032               1,124
                                                                                  ---------------     ---------------
Cash and cash equivalents- end of period                                                  $4,524              $6,036
                                                                                  ===============     ===============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                           $16,588             $18,887
                                                                                  ===============     ===============

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of April 24, 1999 and July 25, 1998, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 24, 1999 and April 25, 1998, and cash flows for the thirty-nine weeks ended April 24, 1999 and April 25, 1998. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

2.  Stock Repurchase Program

         The Board of Directors approved a stock repurchase plan on October 15, 1998. The Board authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. As of April 24, 1999, the Company had acquired 2,9 million shares under this program for an aggregate $44.6 million.

3.  Recent Accounting Pronouncements

         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." SFAS No. 131 requires disclosure of total comprehensive income, which is composed of net income and unrealized gains or losses on available-for-sale securities. This statement is required to be adopted by the Company as of the end of the fiscal year ending July 31, 1999.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is required to be adopted by the Company as of the end of the fiscal year ending July 31, 1999. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations, and major customers, and the factors used by management to determine reportable segments. The company's operations include only activities related to the sale of apparel through similar stores throughout the United States and therefore comprise only one segment.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 24, 1999, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                              Third Quarter                              Nine Months
                                          ---------------------                  -------------------------
                                     % Change          % of Sales             % Change          % of Sales
                                                      ------------                             ------------
                                     from L/Y        T/Y        L/Y           from L/Y         T/Y        L/Y
                                     --------        ---        ---           --------         ---        ---
Net Sales                                0.0%                                      1.0%
Cost of Sales, including
   Occupancy & Buying                    2.8%          64.7%       62.9%           3.2%         65.4%        64.0%
Gross Profit                            -4.7%          35.3%       37.1%          -2.8%         34.6%        36.0%
Selling, General and
   Admin. Expenses                       4.0%          25.1%       24.1%           4.8%         24.5%        23.6%
Depreciation and Amortization           33.4%           4.3%        3.3%          16.2%          3.6%         3.1%
Operating Income                       -39.1%           5.9%        9.8%         -28.4%          6.6%         9.3%
Interest Income - Net                   20.0%           1.1%        0.9%          15.7%          1.1%         1.0%
Earnings Before Income Taxes           -33.9%           7.1%       10.7%         -24.3%          7.7%        10.2%
Net Earnings                           -33.9%           4.5%        6.8%         -24.3%          4.9%         6.5%

         Net sales were flat during the thirteen-week period ended April 24, 1999 ("three-month period") and increased 1.0% during the thirty-nine week period ending April 24, 1999 ("nine-month period"). Net sales were negatively impacted by comparable store sales decreases of 6% and 4% for the three-month and nine-month periods, respectively. The Company attributes the comparable store sales decreases to the shifting from career fashions to casual fashions by its core customers, which has a negative impact the average transaction size, and, with respect to the nine-month period, the heavy department store promotional activity primarily during the Christmas season and the unseasonably warm weather in September and October. These factors were offset by an approximate 6% increase in store square footage versus each of the prior periods. The increase in square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square footage reduction from the closing of underperforming stores. As of April 24, 1999, the Company had 688 stores in operation, (304 Dress Barn stores, 66 Dress Barn Woman stores and 318 combo stores), versus 681 as of April 25, 1998. The Company's strategy for the remainder of fiscal 1999 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while continuing to close underperforming locations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased as a percentage of net sales for both the three-month and nine-month periods by 4.7% and 2.8%, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of the relatively fixed costs of occupancy expenses being measured against a decrease in same store sales. Merchandise margins as a percentage of sales, for both the three-month and nine-month periods, remained consistent with the prior periods.

         Selling, general and administrative (SG&A) expenses increased 4.0% and 4.8% for the three-month and nine-month periods, respectively, versus the prior year's comparable periods. These increases were mainly due to an increase in store operating costs, resulting from the approximate 9% increase in square footage. As a percent of sales, SG&A expenses (excluding depreciation) increased 1.0% for the three month period and 0.9% for the nine month period versus the prior year's comparable periods. These increases were the result of negative leverage from the decreases in comparable store sales for both periods.

         Depreciation expense increased 33.4% and 16.2% for the three-month and nine-month periods, respectively, over the prior year's comparable periods. These increases were mainly the result of $24.2 million in fixed asset purchases during the last twelve months and provision during the three-month period for anticipated future store relocations and closings.

         Interest income for the nine-month period increased to approximately $4.9 million this year versus $4.2 million in the prior period as the increase in the funds available for investment offset generally lower prevailing interest rates.

         The effective tax rates for both the three-month and nine-month periods were 36.5%, the same as for the fiscal year ended July 25, 1998.

         As a result of the above factors, net income for the three month period was $6.5 million, a decrease of 33.9% versus the $9.8 million net income in the same period for the prior year. Net income for the nine-month period decreased 24.3% to $21.9 million, versus $29.0 million for the prior year's comparable period.


Liquidity and Capital Resources

         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's budgeted capital expenditures, other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections.

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

         The Company has contacted its key suppliers and other key third party service providers to determine their Year 2000 readiness. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies. If any of the Company's merchandise vendors fail to be in compliance, a vendor that is in compliance will be substituted. The Company's most reasonably likely worst case Year 2000 scenario relates to the inability of the banking system to insure the Company's access to its funds. The Company has received assurances from its primary financial service providers that they are or will be Year 2000 compliant. The Company does not anticipate any of its other key suppliers and key third party service providers primary service providers will not be Year 2000 compliant. If any provider is not Year 2000 compliant, the Company would seek a substitute provider.

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