Form 10-K
period 1999-07-31
DRESS BARN INC
filed 1999-10-27
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1999 Commission file number 0-11736

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

As of October 25, 1999, 20,058,287 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 25, 1999 closing price of $17.8125 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $74.1 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,157,555 shares beneficially owned by Directors and Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 21, 1999 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 31, 1999
                                TABLE OF CONTENTS

PART I                                                                      PAGE
         Item 1  Business
                           General                                            3
                           Company Strengths and Strategies                   3
                           Merchandising                                      6
                           Buying and Distribution                            7
                           Store Locations and Properties                     8
                           Store Development, Operations and Management      10
                           Management Information Systems                    11
                           Trademarks                                        11
                           Employees                                         12
                           Seasonality                                       12
                           Forward-Looking Statement and Factors             12
                                 Affecting Future Performance
         Item 2            Properties                                        14
         Item 3            Legal Proceedings                                 15
         Item 4            Submission of Matters to a Vote                   15
                                 of Security Holders
         Item 4A           Executive Officers of the Registrant              16

PART II
         Item 5            Market for Registrant's Common Stock and          17
                                 Related Security Holders Matters
         Item 6            Selected Financial Data                           18
         Item 7            Management's Discussion and Analysis of           19
                                 Financial Condition and Results of Operations
         Item 8            Financial Statement and Supplementary Data        22
         Item 9            Changes in and Disagreements with Accountants     22
                                 on Accounting and Financial Disclosure

PART III
         Item 10           Directors and Executive Officers                  23
                                 of the Registrant
         Item 11           Executive Compensation                            23
         Item 12           Security Ownership of Certain Beneficial Owners   23
                                 and Management
         Item 13           Certain Relationships and Related Transactions    23

PART IV
         Item 14           Exhibits, Financial Statement Schedules
                                 and Reports on Form 8-K                     24

                                     PART I

ITEM 1.  BUSINESS


General


         Dress Barn operates a national chain of specialty stores offering in-season, moderate to better quality career and casual fashion to the working woman at value prices. Over the past several years, the Company has evolved from an off-price chain to a value-priced specialty retailer. The Company distinguishes itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own line of private brands, which constituted approximately 70% of net sales for the fiscal year ended July 31, 1999 ("fiscal 1999").


         The Company's stores operate primarily under the names Dress Barn and Dress Barn Woman, the latter featuring larger sizes of styles similar to those found in the Dress Barn stores. The Company also operates combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise. As of July 31, 1999, the Company operated 674 stores in 43 states and the District of Columbia, consisting of 319 Combo Stores, 290 Dress Barn stores and 65 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 9,000 square feet. Based on the success of its Combo Stores, the Company is focusing its expansion strategy on opening new Combo Stores and converting existing Dress Barn and Dress Barn Woman stores to the combination format. The Company plans to open or convert approximately 70 additional Combo Stores by the end of its fiscal year ending July 30, 2000 ("fiscal 2000").


Company Strengths and Strategies


         Dress Barn is one of the largest national specialty store chains offering women's career and casual fashions at value prices. Dress Barn attributes its success to its: (i) strong name recognition and loyal customer base; (ii) long-standing relationships with vendors of quality merchandise;
(iii) experienced management team; (iv) commitment to technology; (v) strong, consistent customer focus; (vi) low cost operating structure; and (vii) strong balance sheet.


         Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value for the working woman. The Company's 674 store locations in 43 states and the District of Columbia provide it with a nationally recognized name. In addition, the Company believes it has developed high awareness among its target customers through on-going advertising and local marketing activities.


         The   Company  has   developed   and   maintains   strong  and  lasting
relationships with its domestic and offshore vendors, often being one of the vendors' largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchase terms, exclusive merchandise and expedited delivery times.

         The three senior members of the Company's merchandising team have worked together at Dress Barn for over 15 years, with each having substantial previous fashion retailing experience. The Company's executive officers have an average tenure at Dress Barn of 17 years. The stability of its management has enabled the Company to develop a shared culture and vision and to maintain its focus on growing and refining its business.


         In fiscal 1999, the Company has taken steps to reposition itself to appeal to a younger feeling customer while maintaining the Company's focus on its target customer. This repositioning will include evolving the existing Dress Barn image, building brand awareness and creating a "personality" for Dress Barn that is unique and proprietary to the marketplace. An implementation strategy, including updating the Dress Barn store logo and interior signage, store design improvements and a national "lifestyle" marketing campaign, is currently in progress. The Company is expanding the use of the "Dress Barn" label, emphasizing attributes over price. The merchandise mix is becoming somewhat more casual, younger in style, including more soft separates that can be coordinated together. Assortments are being narrowed to provide better edited, but broader, assortments for added depth in stock and more appealing merchandise presentation. In addition, store interiors and fixturing are being redesigned for a more open and easier to shop environment.


         Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company continues to enhance its management information systems. The Company is planning to upgrade all of its store personal computers and related software during fiscal 2000. The Company's distribution center systems continue to be refined, further reducing per-unit distribution costs.


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


         The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid balance sheet and internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and acquisitions. The Company has an ongoing strategy of supplementing the Company's growth and enhancing shareholder value through expansion into related businesses.


         During fiscal 1999, the Company established its Catalog division to develop and launch the Dress Barn Catalog, and to cross market the Dress Barn brand between the retail and catalog customers. The Company recruited a catalog executive to manage the development of the catalog and its support staff, including buyers, media and circulation planners and catalog marketing executives. The first catalog was mailed in September 1999, with plans for seven additional mailings during fiscal 2000. The Company is outsourcing the call center and fulfillment operations to speed the implementation process and minimize the initial capital investment required to establish the Dress Barn Catalog. The Company intends to utilize the catalog infrastructure to develop its e-commerce venture, which the company plans to launch in Spring 2000.

         The Company's objective is to become the leading national chain of valued-priced specialty stores offering career and casual fashions to the moderate-income working woman. Dress Barn seeks to be the destination value specialty retailer brand in the immediate trading area of its units for consumers, regardless of their fashion attitude, at moderate and upper moderate price points. The Company has developed the following strategies to achieve this goal: (i) develop Dress Barn as a brand, have it recognized as an authority in its core categories with merchandise that provides shoppers desired and value added features at better prices than branded large space retailers; (ii) gradually evolve Dress Barn's merchandise focus to include more fashion with a "soft separates" focus; (iii) continue to open Combo Stores with added concentration on downtown and urban locations; (iv) further develop customer targeted marketing, utilizing cross marketing between its retail and catalog customers, and (v) further improve customer service. In connection with its strategy, the Company is seeking a senior marketing executive.


         The Company has gradually increased the percentage of sales from goods manufactured under Dress Barn's private brands, as well as goods produced by national brand manufacturers exclusively for Dress Barn, to approximately 70% and 10%, respectively, of the Company's net sales for fiscal 1999. The Company intends to focus its future private label development primarily on its Dress
Barn (R) label, which the Company intends to market both as a brand and a "lifestyle" on a national basis and co-brand through its Catalog and its stores. Consequently, the Company plans to limit the use of its other private brands and other national brand merchandise.


         The Company's stores carry a broad assortment of career wear, including dresses, sweaters and other knitwear, separates, suits, as well as casual wear items, that are carefully edited to suit the lifestyle needs of its target customer. Dress Barn does not seek to dictate fashion trends; rather it offers current styles but avoids fashion-forward merchandise that is subject to rapidly changing trends.


         Based on the success of its larger size Combo Stores, the Company expects most fiscal 2000 store openings to be Combo Stores between 9,000 and 10,000 square feet. Future store openings will likely include Combo Stores over 10,000 square feet, with expanded areas for shoes, petites and other new merchandise categories, as the Company seeks to become a destination specialty store. The Company plans to open a 15,000 square foot prototype Combo Store in Spring 2000. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. Of the approximately 70 additional Combo stores which the Company plans to open by the end of fiscal 2000, 50 are expected to be new stores and 20 are expected to be conversions from existing Dress Barn or Dress Barn Woman stores. The Company expects to continue to open stores primarily in strip centers, though it is accelerating its focus on seeking downtown and urban locations.


         In conjunction with its strategy of adding Combo Stores, the Company continues to close or relocate its underperforming locations and expects to close approximately 40 such locations during fiscal 2000, compared to 56 closed in fiscal 1999. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new Combo Stores, net of store closings, is expected to result in an approximately 8% increase in the Company's aggregate store square footage for fiscal 2000.

         The Company uses several marketing tools, such as transactional analyses through point-of-sale systems and customer surveys, in order to determine the preferences of its target customers, working women ages 25-55. The Company continues to collect data from its credit card program for use in its targeted marketing programs. In addition, the Company in fiscal 1999 engaged two highly regarded retail consultants to assist in the development of the Company repositioning strategy for the future.


         Dress Barn continually seeks to improve the customer's shopping experience. For example, the Company's enhanced management information systems enable store managers and sales associates to spend more time servicing customers. The Company utilizes an ongoing video-training program to improve customer service and sales associates' product knowledge and selling skills.


         To further enhance shareholder value, in December 1998, the Company's Board of Directors authorized the Company to repurchase up to $75 million of the Company's common stock. Through July 31, 1999, the Company has repurchased 3.0 million shares for an aggregate $47.3 million pursuant to this authorization.



Merchandising


         In addition to the Company's broad assortment of career and casual wear, the Company offers other wardrobe items including accessories, jewelry, hosiery and shoes. There are separate merchandising teams for Dress Barn, Dress Barn Woman and Catalog merchandise. The Company intends for the Catalog to have some unique merchandise, but primarily to cross-market the Dress Barn merchandise between the Catalog and retail stores, utilizing a channel-neutral strategy for merchandising, pricing and returns.


         A key component of the Company's merchandising strategy is to increase the percentage of its sales derived from its private labels, especially the "Dress Barn" label. The Company strategy is to develop Dress Barn as a national brand; have it recognized as an authority in its core categories with merchandise that provides shoppers desired and value added features at better prices than branded large space retailers. This should allow the Company to differentiate itself from other retailers by providing an assortment of merchandise that is not available elsewhere and value to the customer by providing department store taste and quality but at everyday prices that equal or are below their sale prices. The use of private labels in general improves the Company's control over the flow of merchandise into its stores and enables the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes its private brands provide it with more flexibility in the marketing process by allowing for higher initial mark-ons. The Company believes it has the expertise to execute its Dress Barn brand strategy due to its extensive experience sourcing goods, primarily overseas, its position as a merchandiser of established fashions and its prior experience with private brands. The percentage of the Company's sales generated from all private brand labels has increased to approximately 70% in fiscal 1999 from 65% in fiscal 1998, and 55% in fiscal 1997.


         The Company continues to expand its successful shoe and petite-size departments. As of July 31, 1999, 261 stores had shoe departments and 84 stores featured petites. The Company expects to add approximately 50 shoe departments and approximately 15 petite departments in fiscal 2000.

         Virtually all merchandising decisions affecting the Company's stores are made centrally. Merchandising policy is under the direction of the Chairman, the President and six merchandise managers. Prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company's stores offer first-quality current merchandise, with slightly more than half of the Company's sales volume derived from sportswear, and the remainder consisting of dresses, suits, blazers and accessories.


Buying and Distribution


         Buying is conducted on a departmental basis for Dress Barn, Dress Barn Woman and Catalog merchandise by the Company's staff of over 45 buyers and assistant buyers supervised by the President and six merchandise managers and a vice president of catalog operations. The Company also uses independent buying representatives in New York and overseas. The Company obtains its nationally branded merchandise from approximately 350 vendors and its private brand merchandise from more than 50 vendors. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as dresses, t-shirts, socks and hosiery to approximately six months for items such as suits and sweaters. Generally, lead times do not vary significantly between the Company's private brands and nationally branded merchandise.


         The Company has in the past always been able to purchase sufficient quantities of first-quality imported and domestic merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company has also established strong relationships with its private label manufacturers, and does not anticipate any difficulties in obtaining sufficient quantities of its private label merchandise. No vendor accounted for as much as 5% of the Company's purchases in fiscal 1999.


        All merchandise for its stores is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company seeks to use its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and by requiring them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over 40% is pre-packaged for distribution to stores, which allows cross-docking in the distribution center to the stores. In addition, over half of the hanging garments purchased by the Company are delivered on floor-ready hangers. Merchandise for the Catalog division is received at its third-party fulfillment center, where the merchandise is stored, processed and shipped directly to the customer.


        The  Company  generally  does  not  warehouse  store  merchandise,   but
distributes it promptly to stores. Turnaround time between the receipt of merchandise from the vendor and shipment to the stores is usually three days or less, and shipments are made daily to most stores, maintaining the freshness of merchandise. Because of such frequent shipments, the stores do not require significant storage space. The Company may on occasion buy certain basic clothing that does not change in style from year to year at attractive prices and warehouse such items at its distribution center until needed.

Store Locations and Properties


         As of July 31, 1999, the Company operated 674 stores in 43 states and the District of Columbia. 352 of the stores were conveniently located in strip centers and 253 stores were located in outlet centers. During fiscal 1999, no store accounted for as much as 1% of the Company's total sales. The following table indicates the type of shopping facility in which the stores were located:

                                                                                   Dress Barn
                                                              Dress Barn                Woman              Combo
      Type of Facility                                            Stores               Stores             Stores            Total
Strip Shopping Centers                                               169                   29                154              352
Outlet Malls and Outlet Strip Centers                                 82                   31                140              253
Free Standing, Downtown and Enclosed Malls                            39                    5                 25               69(*)

Total                                                                290                   65                319              674

(*) Includes 18 downtown locations

         The table on the following page indicates the states in which the stores operating on July 31, 1999 were located, and the number of stores in each state:


Location                                                                    DB                DBW              Combos
                                                                       -------            -------              ------
Alabama                                                                      1                  -                   3
Arizona                                                                      5                  1                   5
Arkansas                                                                     -                  -                   2
California                                                                  19                  4                  18
Colorado                                                                     4                  1                   6
Connecticut                                                                 12                  3                  13
District of Columbia                                                         1                  -                   1
Delaware                                                                     3                  -                   2
Florida                                                                     12                  1                   8
Georgia                                                                      7                  2                  16
Idaho                                                                        -                  -                   2
Illinois                                                                     6                  -                  20
Indiana                                                                      7                  -                   3
Iowa                                                                         -                  -                   2
Kansas                                                                       1                  1                   4
Kentucky                                                                     1                  -                   4
Louisiana                                                                    -                  -                   2
Maine                                                                        2                  1                   -
Maryland                                                                     8                  2                  10
Massachusetts                                                               17                  4                  17
Michigan                                                                    14                  2                  16
Minnesota                                                                    1                  -                   2
Mississippi                                                                  1                  -                   4
Missouri                                                                     3                  2                  12
Nebraska                                                                     -                  -                   2
Nevada                                                                       2                  -                   2
New Hampshire                                                                3                  -                   4
New Jersey                                                                  25                 11                  12
New York                                                                    30                  5                  25
North Carolina                                                              14                  6                  13
Ohio                                                                         7                  1                  10
Oklahoma                                                                     1                  -                   1
Oregon                                                                       2                  2                   2
Pennsylvania                                                                27                  6                  16
Rhode Island                                                                 2                  -                   2
South Carolina                                                              12                  1                   4
Tennessee                                                                    8                  3                  10
Texas                                                                       12                  1                  18
Utah                                                                         2                  1                   2
Vermont                                                                      -                  -                   1
Virginia                                                                    16                  3                  13
Washington                                                                   2                  1                   4
West Virginia                                                                -                  -                   1
Wisconsin                                                                    -                  -                   5

                                                                           ---                 --                 ---
Total                                                                      290                 65                 319
                                                                           ---                 --                 ---

Store Development, Operations and Management


         In considering new store locations, the Company's focus is expanding in its existing major trading and high-density markets, in many cases seeking a downtown or urban location and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian and mass transit traffic patterns, proximity to major corporate centers and office towers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations the Company considers the concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve each new lease. The committee receives input from field management.

         The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all of the stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer complete outfits coordinated from among the stores' fashion offerings. The Company is updating its store interiors, interior signage and fixturing for a more open and easier to shop environment.

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

         In fiscal 1999, approximately 59% of the Company's sales were paid for by credit card, with the remainder being by cash or check. The Company utilizes its own Dress Barn credit card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to its Dress Barn card but pays a percentage of sales as a service charge. As of July 31, 1999, the number of cardholders was approximately 1.2 million. The average transaction on the Dress Barn credit card during fiscal 1999 was approximately 50% more than the average of all other transactions and represented approximately 12% of the Company's sales.

          The Company mainly uses print advertising. The Company also uses direct mail programs, with six mailings during fiscal 1999, each to approximately one million households including its credit card holders. In addition, there were several smaller, more targeted mailings during fiscal 1999. In fiscal 2000, the Company has launched a national brand awareness campaign, using cable, local television and radio to promote Dress Barn as a national brand and as a "lifestyle" to help drive customer traffic. The Company's advertising and marketing is evolving to more image and less price-driven ads; more television, radio, magazine and direct mail. At the store level, the store supervisors host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. The Company intends to use its credit card program, its Catalog and its internet site (www.dressbarn.com) as significant components in the development of its targeted marketing efforts, enabling it to develop segmented marketing programs.

         Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings, while downtown and freestanding stores are usually open two nights per week.


Management Information Systems


         In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has a management information system which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale system with price look-up capabilities for both inventory and sales transactions. The Company continues to refine its laptop system that delivers up-to-date store-related information to its Regional and District Sales Managers and automates many of their reporting functions.

         The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels on-line, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. Through sophisticated yet inexpensive off-the-shelf systems, the Company analyzes historical hourly and projected sales trends to efficiently schedule sales personnel, minimizing labor costs while producing a higher level of customer service. The Company believes that such investments in technology enhance operating efficiencies and position Dress Barn for future growth. The Catalog division utilizes their third-party provider's operating system for the call center and fulfillment operations, which tracks merchandise from the initial purchase order to the eventual fulfillment of customer orders. The Catalog division also utilizes a sophisticated marketing and forecasting system, which is separately leased by the Company.


Trademarks

         The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes its Dress Barn (R) trademark is materially important to its business. Approximately 4% of the Company's stores currently in operation, primarily located in outlet centers, operate under the name Westport Ltd. and Westport Woman. Subject to landlord approval and underlying lease restrictions, if any, the Company seeks to convert as many of these stores as possible to the Dress Barn or Dress Barn Woman name.

Employees


         As of July 31, 1999, the Company had approximately 7,000 employees of whom approximately 4,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


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


         Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence; competitive factors and pricing pressures, including the promotional activities of major departments stores; consumer apparel buying patterns, such as the ongoing shift to more casual apparel; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

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


         The Company competes primarily with department stores, specialty stores, discount stores, mass merchandisers and off-price retailers, many of which have substantially greater financial, marketing and other resources than the Company. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores continue to be promotional and reduce their selling prices, and certain of the Company's competitors and vendors have opened outlet stores which offer off-price merchandise. The Company's sales and results of operations may also be affected by close-outs and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future which could have an adverse effect on its financial results.


         The growth of the Company is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores and expanding into related businesses, such as the Dress Barn Catalog and e-commerce. The success of the Company's growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.


         The Company's growth is also dependent on the success of its repositioning strategy as described earlier in this Form 10-K. As part of this repositioning, the Company is gradually transitioning itself to appeal to a younger-feeling customer while still maintaining its focus on its existing target customer. If the Company fails to maintain its existing customer base during this transition, sales may be negatively impacted. The reposition may not generate new customers, or fail to increase per store sales. The expansion of the "Dress Barn" label to the majority of the Company's merchandise offerings and the marketing campaign to promote the Company's brand and image may not generate positive reaction from its customers.


         As part of the Company's planned growth, it has invested significant management resources and created a new division to launch the Dress Barn Catalog. If the Catalog does not generate its planned sales and profit results, the Company's operating results may be negatively impacted. The Company intends to utilize the Catalog infrastructure to develop its e-commerce venture, which the Company plans to launch in Spring 2000. E-commerce for specialty apparel retailers is relatively new, with few success stories. The Company's e-commerce launch will require significant resources, both internal and external, and may not add any material revenues to the Company's operating results while incurring additional operating costs.

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


         The Company's success is largely dependent on the efforts and abilities of its executive officers. The loss of the services of any of its executive officers could have a material adverse effect on the Company's business, financial condition and results of operations.


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


         The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 31, 1999, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                                        Leases                    Number with                  Number Without
Fiscal Years                                           Expiring                 Renewal Options                Renewal Options
2000                                                      147                          101                           46
2001                                                      101                           93                            8
2002                                                      131                          116                           15
2003-2005                                                 229                          193                           36
2006 and thereafter                                        66                           60                            6

Total                                                     674                          563                          111
                                                          ---                          ---                          ---


         New store leases generally provide for a base rent of between $10 and $20 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 31, 1999, and excluding locations acquired after July 31, 1999, for fiscal 2000 are approximately $60.9 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in strip and outlet centers.

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

         The Company leases its executive offices and distribution facilities in Suffern, New York. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder for merchandise distribution. This lease expires on April 30, 2007, with three five-year options to extend the lease. Management believes the Suffern facility is sufficient to meet its current needs and any foreseeable increase in the Company's store base resulting from expansion or acquisition. The Catalog division's call center and fulfillment operations are conducted in facilities contracted from a third-party provider. The contract expires in June 2001, with two options to extend the contract for additional two-year periods. The contract provides termination provisions for both parties under certain conditions. Management believes the third-party provider has sufficient capacity to service the Company's current needs and the planned increase in sales during the lease term.


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

ITEM 4A.  Executive Officers of the Registrant


         The following table sets for the name, age and position with the Company of the Executive Officers of the Registrant:

Name                                               Age                      Positions
Elliot S. Jaffe                                    73                       Chairman of the Board,
                                                                            Chief Executive Officer and Director

Burt Steinberg                                     54                       President, Chief Operating Officer and
                                                                            Director

David R. Jaffe                                     40                       Executive Vice President

Armand Correia                                     53                       Senior Vice President and Chief
                                                                            Financial Officer

Eric Hawn                                          49                       Senior Vice President
                                                                            Store Operations

Elise Jaffe                                        44                       Senior Vice President
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


                                                       Fiscal 1999                         Fiscal 1998
                                                        Bid Prices                         Bid Prices
                                                    High           Low                  High          Low
Fiscal Period
         First Quarter                              $24.50        $11.25                $26.38       $19.00
         Second Quarter                             $16.38        $13.00                $28.38       $21.75
         Third Quarter                              $16.31        $12.38                $32.38       $25.75
         Fourth Quarter                             $16.69        $13.13                $31.00       $22.50


Number of Record Holders

         The number of record holders of the Company's common stock as of October 15, 1999 was approximately 2,000.

Dividend Policy

         The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share
information

                                                                                      Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                        July 31,        July 25,         July 26,         July 27,         July 29,
                                                            1999            1998             1997             1996             1995
                                                ------------------------------------------------------------------------------------
     Net sales                                          $615,975        $598,175         $554,843         $515,522         $500,836
     Cost of sales, including
       occupancy and buying costs                        398,282         381,354          358,093          337,998          327,166
                                                ------------------------------------------------------------------------------------

     Gross profit                                        217,693         216,821          196,750          177,524          173,670

     Selling, general and
       administrative expenses                           150,897         142,098          135,384          132,176          133,253

     Depreciation & amortization                          23,104          17,758           16,139           15,828           14,063

     Write-down of underperforming
       and closed store assets                              ----      ----             ----                  2,848       ----
                                                ------------------------------------------------------------------------------------

     Operating income                                     43,692          56,965           45,227           26,672           26,354

     Interest income- net                                                  6,385            4,800            3,343            2,670
                                                           8,787
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                    52,479          63,350           50,027           30,015           29,024

     Income taxes                                         19,155          23,123           18,260           11,106           10,739
                                                ------------------------------------------------------------------------------------

        Net earnings                                     $33,324         $40,227          $31,767          $18,909          $18,285
                                                ====================================================================================

     Earnings per share - basic                            $1.56           $1.75            $1.40            $0.84            $0.82
                                                ====================================================================================
                                                ====================================================================================
     Earnings per share - diluted                          $1.53           $1.70            $1.33            $0.84            $0.82
                                                ====================================================================================

Balance sheet data:
     Working capital                                    $159,089        $170,412         $153,579         $122,730         $103,310
     Total assets                                       $363,579        $341,154         $309,502         $265,723         $243,521
     Long-term debt                                           --              --           $3,500           $3,500           $3,500
     Shareholders' equity                               $253,600        $265,608         $232,822         $199,096         $178,938

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                          64.7%           63.8%            64.5%            65.6%            65.3%
     Gross profit                                          35.3%           36.2%            35.6%            34.4%            34.7%
     Selling, general and
       administrative expenses                             24.5%           23.8%            24.4%            25.6%            26.6%
     Operating income                                       7.1%            9.5%             8.2%             5.2%             5.3%
     Net earnings                                           5.4%            6.7%             5.7%             3.7%             3.7%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

                  Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence; competitive factors and pricing pressures, including the promotional activities of major departments stores; consumer apparel buying patterns, such as the ongoing shift to more casual apparel; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise, including economic and political problems in countries from which merchandise is imported; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Results of Operations

         The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                                                 Fiscal Year Ended
                                                                                  July 31,          July 25,           July 26,
                                                                                     1999              1998               1997
Net sales                                                                           100.0%            100.0%             100.0%
Cost of sales, including
  occupancy and buying costs                                                         64.7%             63.8%              64.5%
Selling, general and
  administrative expenses                                                            24.5%             23.8%              24.4%
Depreciation and amortization                                                         3.8%              3.0%               2.9%
Interest income - net                                                                 1.4%              1.1%               0.9%
Earnings before income taxes                                                          8.5%             10.6%               9.0%
Net earnings                                                                          5.4%              6.7%               5.7%


Fiscal 1999 Compared to Fiscal 1998

         Net sales increased by 3.0% to $616.0 million for the 53 weeks ended July 31, 1999 ("fiscal 1999"), from $598.2 million for the 52 weeks ended July 25, 1998 ("fiscal 1998"). The sales increase was due to the extra week in fiscal 1999, which added $9.4 million to fiscal 1999 revenues, and an approximately 8% increase in total selling square footage. These were offset by a 3.7% decrease in comparable store sales. The Company believes the decrease in comparable store sales resulted primarily from the continued and growing customer preference for casual career wear, rather than the tailored career clothing the Company is generally known for. The increase in square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square foot reduction from the closing of underperforming stores. The number of stores in operation increased to 674 stores as of July 31, 1999, from 669 stores in operation as of July 25, 1998. The Company's strategy for fiscal 2000 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion will focus primarily on expanding in the Company's existing major trading markets, in many cases seeking a downtown location and/or adding to a cluster of suburban or other locations.

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 0.4% to $217.7 million, or 35.3% of net sales, in fiscal 1999 from $216.8 million, or 36.2% of net sales, in fiscal 1998. The decline in gross profit as a percentage of sales was primarily due to increased store occupancy costs as a percentage of sales and slightly lower margins resulting from increased markdowns. Store occupancy costs increased due to the increase in square footage and higher rents for new stores, store expansions and lease renewals that were not accompanied by a similar increase in store sales.

         Selling, general and administrative ("SG&A") expenses increased by 6.2% to $150.9 million, or 24.5% of net sales, in fiscal 1999 from $142.1 million, or 23.8% of net sales, in fiscal 1998. Cost controls and productivity improvements were not sufficient to offset the negative leverage from the decline in comparable store sales on relatively fixed costs.

         Depreciation expense increased by 30.1% to $23.1 million for fiscal 1999 from $17.8 million for fiscal 1998. This was primarily due to $22.7 million of fixed asset additions in fiscal 1999 and an increase in the provision for future store closings from $3.3 million in fiscal 1998 to $6.8 million in fiscal 1999. The Company's fiscal 1999 provision for future store closings includes an additional charge for the planned replacement of its store personal computers during fiscal 2000. Depreciation expense for both periods also includes certain write-offs related to the closure of 56 stores and 60 stores during fiscal 1999 and fiscal 1998, respectively.

         Interest income - net increased by 37.6% to $8.8 million for fiscal 1999 from $6.4 million for fiscal 1998, due to $1.2 million of net capital gains from the redemption of equity funds made during the fiscal year, as well as higher rates and higher available funds for investment.


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

         Depreciation expense increased by 10.0% to $17.8 million for fiscal 1998 from $16.1 million for fiscal 1997. This was primarily due to the increase in fixed asset additions in fiscal 1998 to $21.7 million from $16.5 million in fiscal 1997. Depreciation expense for both periods also includes certain write-offs related to the closure of 60 stores and 61 stores during fiscal 1998 and fiscal 1997, respectively.

         Interest income - net increased by 33.0% to $6.4 million for fiscal 1998 from $4.8 million for fiscal 1997. The increase resulted primarily from an increase in the Company's investment portfolio.


Liquidity and Capital Resources

         The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores and the continued expansion of its successful combination store format. Total capital expenditures were $22.7 million, $21.7 million, $16.5 million in fiscal 1999, 1998 and 1997, respectively. The Company also repurchased 3,042,300 outstanding shares of its stock for a total cost of $47.3 million during fiscal 1999.

         The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors.. The Company's net cash provided by operations in fiscal 1999 increased to $84.5 million as compared to $62.1 million in fiscal 1998 and $48.4 million in fiscal 1997. The increase in fiscal 1999 was due primarily to the $21.0 million increase in accounts payable (while inventory increased $7.4 million) and to a decrease in taxes paid. As a result of the accounts payable increase, the Company's quick ratio (i.e., the ratio of current assets less inventory to current liabilities) declined to 1.45 in fiscal 1999 from 1.95 in fiscal 1998 and 1.75 in fiscal 1997.

         At July 31, 1999, the Company had $139.4 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was $159.1 million at July 31, 1999. In addition, the Company had available $100 million in unsecured lines of credit bearing interest at below the prime rate. The Company had no debt outstanding under any of the lines at July 31, 1999. However, potential borrowings were limited by approximately $30 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

         In fiscal 2000, the Company plans to open approximately 50 additional stores, convert approximately 20 single-format stores to its larger combination store format and continue its store remodeling program. The Company intends to focus on its current markets, and enter into new markets where economically justified. The Company intends to pursue downtown locations, where possible, as these stores are performing better than the Company's average store locations. The Company mailed its first Dress Barn catalog in September 1999, and plans to enter the e-commerce arena by selling over the Internet by Spring, 2000. In addition, the Company continues to pursue acquisition opportunities. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.

Seasonality

         The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2000. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


Information Systems and "Year 2000" Compliance

         The Company completed during fiscal 1999 a comprehensive review of its information systems and an enterprise-wide program to update computer systems and applications in preparation for the year 2000. We have successfully tested our systems and believe we are year 2000 compliant. The Company incurred internal staff costs as well as outside consulting and other expenditures related to this process. Total costs related to remediation to bring current systems into compliance, testing, conversion, the purchase of new package systems and upgrading system applications was not material. The Company has not developed any contingency plans in the event that the Company itself should fail to become year 2000 compliant, as it believes it to be in compliance now.

         The Company has contacted its key suppliers and other key third party service providers to determine their year 2000 readiness. Although the Company is not currently aware of material year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies. If any of the Company's merchandise vendors fail to be in compliance, a vendor that is in compliance will be substituted. The Company's most reasonably likely worst case year 2000 scenario relates to the inability of the banking system to insure the Company's access to its funds. The Company has received assurances from its primary financial service providers that they are or will be year 2000 compliant. The Company does not anticipate that any of its other key third party service providers will not be year 2000 compliant. If any such provider is not year 2000 compliant, the Company would seek a substitute provider. The Company does not believe that the year 2000 compliance issue will have a material effect on its financial condition or results of operations. However, no assurance can be given that any failure to achieve year 2000 compliance will not have a material adverse impact on the Company.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of The Dress Barn, Inc. and subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


         The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1999 Annual Meeting of Shareholders.

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




                                                                                                            Incorporated By
                                                                                                            Reference From

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
                  Steinberg Family Trust f/b/o Michael Steinberg





                                                                                                            Incorporated By
                                                                                                            Reference From

10(pp)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Jaffe 1996 Insurance Trust

22.               Subsidiaries of the Registrant

24.               Independent Auditors' Consent

(1)              The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)               The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
(3)               The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
(4)               The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
(5)               The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6)               The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7)               The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8)               The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9)               The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
(10)              The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(11)              The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12)              The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.


ITEM 14.  (b)  REPORT ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 31, 1999.



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

         Signature                                           Title                                           Date
/s/ ELLIOT S. JAFFE                                                                                       10/26/99
Elliot S. Jaffe                                      Chairman of the Board and
                                                     Chief Executive Officer
                                                     (Principal Executive Officer)

/s/ ROSLYN S. JAFFE                                                                                       10/26/99
Roslyn S. Jaffe                                      Director and Secretary and Treasurer


/s/ BURT STEINBERG                                                                                        10/26/99
Burt Steinberg                                       Director and President
                                                     and Chief Operating Officer


/s/ KLAUS EPPLER                                                                                          10/26/99
Klaus Eppler                                         Director


/s/ DONALD JONAS                                                                                          10/26/99
Donald Jonas                                         Director


Mark S. Handler                                      Director


/s/ EDWARD D. SOLOMON                                                                                     10/26/99
Edward D. Solomon                                    Director


/s/ ARMAND CORREIA                                                                                        10/26/99
Armand Correia                                       Chief Financial Officer (Principal
                                                     Financial and Accounting Officer)


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries as of July 31, 1999 and July 25, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dress Barn, Inc. and Subsidiaries as of July 31, 1999 and July 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.








Deloitte & Touche LLP
New York, New York
September 14, 1999

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except share data

                                                                                 July 31,                 July 25,
ASSETS                                                                               1999                     1998
                                                                         -----------------        -----------------
Current Assets:
     Cash and cash equivalents                                                    $17,492                   $3,032
     Marketable securities and investments (Note 2)                               139,400                  139,994
     Merchandise inventories                                                      110,138                  102,706
     Prepaid expenses and other                                                     4,201                    2,038
                                                                         -----------------        -----------------
        Total Current Assets                                                      269,068                  249,933
                                                                         -----------------        -----------------
Property and Equipment:
     Leasehold improvements                                                        54,201                   55,542
     Fixtures and equipment                                                       119,723                  104,500
     Computer software                                                              9,018                    7,007
     Automotive equipment                                                             415                      499
                                                                         -----------------        -----------------
                                                                                  182,771                  168,134
     Less accumulated depreciation
       and amortization                                                           101,416                   86,399
                                                                         -----------------        -----------------
                                                                                   81,735                   81,355
                                                                         -----------------        -----------------
Deferred Income Taxes (Note 4)                                                      9,866                    3,076
                                                                         -----------------        -----------------
Other Assets                                                                        6,410                    3,290
                                                                         -----------------        -----------------
                                                                                 $363,579                 $341,154
                                                                         =================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $62,215                  $41,211
     Accrued expenses                                                              31,508                   38,504
     Customer credits                                                               2,827                    3,364
     Income taxes payable                                                             --                     5,896
                                                                         -----------------        -----------------
        Total Current Liabilities                                                 109,979                   75,546
                                                                         -----------------        -----------------
Commitments (Note 5)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                    --                       --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,646,278 and 24,506,559
             shares, and outstanding- 19,936,478 and
             22,839,059 shares, respectively                                        1,232                    1,225
     Additional paid-in capital                                                    25,175                   28,797
     Retained earnings                                                            292,428                  259,104
     Treasury stock, at cost                                                     (68,274)                 (21,005)
     Accumulated other comprehensive (loss) income                                  (583)                    1,109
                                                                         -----------------        -----------------
                                                                                  253,600                  265,608
                                                                         =================        =================
                                                                                 $363,579                 $341,154
                                                                         =================        =================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 31,            July 25,            July 26,
                                                                              1999                1998                1997
                                                               ------------------------------------------------------------
     Net sales                                                            $615,975            $598,175            $554,843
     Cost of sales, including
       occupancy and buying costs                                          398,282             381,354             358,093
                                                               ------------------------------------------------------------

     Gross profit                                                          217,693             216,821             196,750

     Selling, general and
       administrative expenses                                             150,897             142,098             135,384

     Depreciation and amortization                                          23,104              17,758              16,139
                                                               ------------------------------------------------------------

     Operating income                                                       43,692              56,965              45,227

     Interest income- net                                                                        6,385               4,800
                                                                             8,787
                                                               ------------------------------------------------------------

     Earnings before
          income taxes                                                      52,479              63,350              50,027

     Income taxes                                                           19,155              23,123              18,260
                                                               ------------------------------------------------------------

     Net earnings                                                          $33,324             $40,227             $31,767
                                                               ============================================================

     Earnings per share:
            Basic                                                            $1.56               $1.75               $1.40
                                                               ============================================================
            Diluted                                                          $1.53               $1.70               $1.33
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           21,336              23,032              22,738
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------
            Diluted                                                         21,758              23,654              23,941
                                                               ------------------------------------------------------------

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Dollars and shares in thousands.
                                                                                                       Accumulated
                                                                  Additional                                Other          Total
                                                Common Stock         Paid-In       Retained   Treasury  Comprehensive  Shareholders'
                                           Shares       Amount       Capital       Earnings     Stock    Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 27, 1996                      22,568      $1,179        $16,530       $187,110   $(5,706)       $(17)        $199,096
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                       31,767
   Unrealized holding gain on marketable securities                                                           1,126
                                                                                                                --------------------
   Total comprehensive income                                                                                                32,893
                                                                                                               --------------------
Deferred compensation                                                   1,160                                                 1,160
Employee Stock Purchase Plan activity           13           1            149                                                   150
Shares issued pursuant to exercise
    of stock options                           302          14          2,017                                                 2,031
Purchase of treasury stock                    (140)                                             (2,508)                      (2,508)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 26, 1997                      22,743       1,194         19,856        218,877    (8,214)       1,109         232,822
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                       40,227
                                                                                                                --------------------
    Total comprehensive income                                                                                               40,227
                                                                                                                --------------------
Deferred compensation                                                      18                                                    18
Tax benefit from exercise of stock options                                404                                                   404
Employee Stock Purchase Plan activity            5          --            131                                                   131
Shares issued pursuant to exercise
     of stock options                          613          31          4,766                                                 4,797
Purchase of treasury stock                    (522)                                            (12,791)                     (12,791)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 25, 1998                      22,839       1,225         25,175        259,104   (21,005)       1,109         265,608
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                       33,324
   Unrealized holding loss on marketable securities                                                          (1,692)
                                                                                                                --------------------
   Total comprehensive income                                                                                                31,632
                                                                                                                --------------------
Deferred compensation                          10          --            164                                                    164
Tax benefit from exercise
     of stock options                                                  2,431                                                  2,431
Employee Stock Purchase Plan activity          10          --            133                                                    133
Shares issued pursuant to exercise
     of stock options                         119           7            894                                                    901
Purchase of treasury stock                 (3,042)                                             (47,269)                     (47,269)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                     19,936      $1,232        $28,797       $292,428   ($68,274)       $(583)       $253,600
====================================================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                                     Fiscal Year Ended
                                                                                 --------------------------------------------------
                                                                                         July 31,          July 25,       July 26,
                                                                                             1999              1998           1997
                                                                                 --------------------------------------------------
Operating Activities:
Net earnings                                                                              $33,324           $40,227        $31,767
                                                                                 --------------------------------------------------
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
      Depreciation and amortization of property and
          equipment (net)                                                                  16,296            14,489         13,351
      Write-down of non-trading equity investment                                           3,000             7,000            ---
      Loss on disposal of closed store assets                                               6,808             3,269          2,788
      Increase in deferred income tax assets                                              (6,790)           (3,519)        (1,548)
      Deferred compensation                                                                   164                18          1,159
      Changes in assets and liabilities:
         Increase in merchandise inventories                                              (7,432)           (2,871)       (10,044)
         Decrease (increase) decrease in prepaid expenses                                   2,163           (1,732)            301
         Decrease (increase) in other assets                                                  120           (1,977)          (480)
         Increase in accounts payable- trade                                               21,004             1,043          2,969
         Increase in accrued expenses                                                       6,996             7,669          6,410
         Increase in customer credits                                                         537               338            427
         Increase (decrease) in income taxes payable                                        8,327           (1,862)          1,294
                                                                                 --------------------------------------------------
       Total adjustments                                                                   51,193            21,865         16,627
                                                                                 --------------------------------------------------

        Net cash provided by operating activities                                          84,517            62,092         48,394
                                                                                 --------------------------------------------------

Investing Activities:
    Purchases of property and equipment - net                                            (22,724)          (21,715)       (16,487)
    Sales and maturities of marketable securities and investments                          84,078           118,686         38,911
    Purchases of marketable securities and investments                                   (85,176)         (135,792)       (78,885)
    Purchase of non-trading equity investment                                                 ---          (10,000)            ---
                                                                                 --------------------------------------------------
       Net cash used in investing activities                                             (23,822)          (48,821)       (56,461)
                                                                                 --------------------------------------------------

Financing Activities:
    Repayment of long term debt                                                               ---           (3,500)            ---
    Purchase of treasury stock                                                           (47,269)          (12,791)        (2,508)
    Proceeds from Employee Stock Purchase Plan                                                133               131            150
    Proceeds from stock options exercised                                                     901             4,797          2,032
                                                                                 --------------------------------------------------
      Net cash used in financing activities                                              (46,235)          (11,363)          (326)
                                                                                 --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       14,460             1,908        (8,393)
Cash and cash equivalents- beginning of period                                              3,032             1,124          9,517
                                                                                 --------------------------------------------------
Cash and cash equivalents- end of period                                                  $17,492            $3,032         $1,124
                                                                                 ==================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                            $16,730           $28,190        $16,966
                                                                                 ==================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 31, 1999


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

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. The fiscal year ended July 31, 1999 consisted of 53 weeks; all other years presented consisted of 52 weeks.

         Merchandise inventories

         Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis).

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

         Earnings per share (EPS)

         The Company calculates EPS in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

         Recent Accounting Pronouncements

         In Fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. The Company is a specialty retailer of women's apparel (in both regular and large sizes), including shoes and accessories. Given the similar economic characteristics of the Company's different store formats, the similar nature of the products sold, gross margins, type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

         In Fiscal 1999, the Company also adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The adoption of SFAS No. 130 had no material impact on total shareholders' equity. Disclosure in prior year financial statements have been modified to conform to the SFAS No. 130 requirements. At present, the only two components of the Company's comprehensive income are net earnings and unrealized holding gains (losses) on marketable securities.

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

         Valuation of long-lived assets

         The Company periodically reviews its long-lived assets for potential impairment, where events or changes in circumstances indicate that their carrying amount may not be recoverable. In that event, a loss is recognized based on the amount the carrying amount exceeds the fair market value of the long-lived asset.

         Stock based compensation

         In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS No. 123 required the Company elect to either adopt a fair value based expense recognition method of accounting for stock-based compensation plans or continue to use the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company accounts for stock-based awards to employees using the intrinsic value method. Compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date.


         Disclosure about fair value of financial instruments

         The fair value of financial instruments classified as current assets or liabilities approximate carrying amount due to the short-term maturity of the instruments.

         Other assets, as of July 25, 1998, included a $3 million non-trading, equity investment, which was net of a $7 million write-off in fiscal 1998 to reflect its estimated net realizable value at that time. During fiscal 1999, the investment was deemed worthless and the remaining value written off.



2.       MARKETABLE SECURITIES AND INVESTMENTS

         The amortized cost and estimated fair value of marketable securities and investments consisted of the following:


                                                                     July 31, 1999                    July 25, 1998
                                                                     -------------                    -------------
(In 000's)                                               Estimated                          Estimated
                                                        Fair Value            Cost         Fair Value           Cost
Money Market Funds                                         $6,869            $6,869             $732             $732
Short Term Investments                                     35,384            35,384           22,313           22,313
Other Investments                                           2,148             2,148            9,298            8,987
Tax Free Municipal Bonds                                   93,346            93,689          105,921          104,966
US Govt. Securities Fund                                    1,653             1,893            1,730            1,887
                                                        ---------         ---------        ---------         --------
                                                         $139,400          $139,983         $139,994         $138,885
                                                        =========         =========        =========         ========


         The scheduled maturities of marketable securities and investments at July 31, 1999 are:

                                                                                           Estimated
Due In                                                                                    Fair Value                  Cost
-------------------                                                                      -----------                --------
(in 000's)
One year or less                                                                             $60,548                 $60,803
One year through five years                                                                   73,171                  73,410
Six years through ten years                                                                    3,333                   3,404
Over ten years                                                                                 2,348                   2,366
                                                                                           ---------                --------
                                                                                            $139,400                $139,983
                                                                                           =========                ========

         Unrealized holding gains and losses at July 31, 1999 netted to an unrealized loss of approximately $0.6 million. Proceeds and gross realized gains/(losses) from the sale of securities in fiscal 1999, 1998 and 1997 were $84.1 million and $1.2 million, $118.7 million and ($0.1) million and $38.9 million and ($0.3) million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.


3.       EMPLOYEE BENEFIT PLANS

         In August 1995, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeded the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1999, 1998 and 1997, the Company incurred expenses of $1,493,000, $982,000 and $738,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.


4.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                                          Fiscal Year Ended
(In 000's)                                                     July 31,          July 25,         July 26,
                                                                   1999              1998             1997
                                                            -----------         ---------        ---------
Federal:
         Current                                                $21,800           $20,349          $15,986
         Deferred                                                (6,652)           (2,477)          (1,240)
                                                            -----------         ---------        ---------
                                                                 15,148            17,872           14,746
                                                            -----------         ---------        ---------
State:
         Current                                                  5,502             5,872            3,822
         Deferred                                                (1,495)             (621)            (308)
                                                            -----------         ---------        ---------
                                                                  4,007             5,251            3,514
                                                            -----------         ---------        ---------

Provision for income taxes                                      $19,155           $23,123          $18,260
                                                              =========         =========          =======

         Significant components of the Company's deferred tax assets were as follows:

                                                                                 July 31,         July 25,
(in 000's)                                                                           1999             1998
                                                                                   ------           ------
Deferred tax assets:
Inventory capitalization for tax purposes                                          $5,695           $2,246
Other items                                                                        12,553           11,168
                                                                                   ------           ------
   Total deferred tax assets                                                       18,248           13,414
                                                                                   ------           ------
Deferred tax liabilities:
Depreciation                                                                        4,125            6,618
Other items                                                                         4,257            3,720
                                                                                   ------           ------
   Total deferred tax liabilities                                                   8,382           10,338
                                                                                   ------           ------

Net deferred tax assets                                                            $9,866           $3,076
                                                                                   ======           ======


         The net deferred tax assets were comprised of approximately $1,880,000 in state deferred taxes and $7,986,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:


                                                                            Fiscal Year Ended
                                                               July 31,          July 25,         July 26,
                                                                   1999              1998             1997
                                                            -----------       -----------      -----------
Statutory tax rate                                               35.0 %            35.0 %           35.0 %
State taxes - net of federal
  Benefit                                                         5.0 %             5.8 %            5.1 %
Other - net, primarily tax-free interest                         (3.5)%            (4.3)%           (3.6)%

Effective tax rat                                                36.5%             36.5%            36.5%
                                                                 =====             =====            =====

5.       COMMITMENTS

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

         A summary of occupancy costs follows:
                                                                           Fiscal Year Ended
                                                               July 31,          July 25,         July 26,
(in 000's)                                                         1999              1998             1997
                                                            -----------       -----------      -----------

Base rentals                                                    $69,661           $62,880          $59,906
Percentage rentals                                                   58               378              229
Other occupancy costs                                            23,862            22,477           19,526
                                                            -----------       -----------      -----------

Total                                                           $93,581           $85,735          $79,661
                                                            ===========       ===========      ===========


         The   following  is  a  schedule  of  future   minimum   rentals  under
noncancellable operating leases as of July 31, 1999 (dollars in thousands):


             Fiscal Year                                                                 Amount
            -------------                                                          --------------
                2000                                                                   $   60,886
                2001                                                                       50,754
                2002                                                                       42,424
                2003                                                                       29,986
                2004                                                                       19,959
         Subsequent years                                                                  40,198

         Total future minimum rentals                                                    $244,207

         Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

         The Company leases five stores from its Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 31, 1999, included in the above schedule, are approximately $464,000 annually and in the aggregate $1.3 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 1999, 1998 and 1997 under these leases amounted to approximately $464,000, $438,000 and $443,000, respectively.

Lines of credit

         At July 31, 1999, the Company had unsecured lines of credit with three banks totaling $100 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 31, 1999. However, approximately $30 million of outstanding letters of credit reduced the credit lines available.

Legal proceedings

         The Company is involved in various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all pending and threatened legal proceedings will, on the whole, not have a material adverse effect on its results of operations, financial statements or cash flows.


6.       STOCK-BASED COMPENSATION PLANS

         At July 31, 1999, the Company had five stock-based compensation plans. The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. All options granted under both plans vest over a five year period and generally expire after ten years from date of grant. At July 31, 1999, there were 714,750 shares under the 1993 plan available for future grant.

         The Company's 1987 Non-Qualified Stock Option Plan, which expired December 7, 1997, provides for the granting of options to purchase up to 1,000,000 shares of common stock to key employees. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of common stock. As of July 31, 1999, there were 1,254,250 shares under the 1995 plan available for future grant. The Company's Employee Stock Purchase Plan allows employees to purchase shares of the Company's common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

         The following summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                               July 31, 1999                   July 25, 1998                   July 26, 1997
                                               -------------                   -------------                   -------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                                Options     Price              Options     Price               Options     Price
                                    ------------------------------------------------------------------------------------------------
Options outstanding - beginning of
year                                        1,275,435         $9.83        1,746,992          $8.09        1,273,293          $8.39
Granted                                       319,250         11.64          167,750          19.99          882,055           7.43
Cancelled                                    (36,432)         11.89         (12,769)          10.65        (106,154)          10.11
Exercised                                   (119,086)          7.56        (626,538)           7.65        (302,202)           6.68
                                    ------------------------------------------------------------------------------------------------

Outstanding end of year                     1,439,167        $10.37        1,275,435          $9.83        1,746,992          $8.09
                                    ================================================================================================

Options exercisable
at year-end                                   448,523        $10.36          187,209         $10.51          484,460          $8.23
                                    ------------------------------------------------------------------------------------------------

Weighted-average fair
value of options granted
during the year
                                                              $5.09                           $8.53                           $3.79
                                                      --------------                 ---------------                 ---------------


         The  following  table  summarizes   information   about  stock  options
outstanding at July 31, 1999:


                                                                                                               Weighted
                                    Number                             Weighted Average       Number           Average
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as    Exercise Price
  Range of Exercise Prices         7/31/99          Remaining Life                          of 7/31/99
----------------------------------------------------------------------------------------------------------------------------

$5.00                              200,000            7.02 years            $5.00              20,000           $5.00
 8.25  -   9.15                    579,617            6.61 years             8.66             203,123            8.68
10.50  -  11.44                    500,050            7.39 years            10.93             194,300           11.08
19.50  -  22.63                    159,500            8.11 years            20.28              31,100           20.30
                              ----------------------------------------------------------------------------------------------

$5.00  - $22.63                  1,439,167            7.11 years           $10.37             448,523          $10.36
                              ==============================================================================================

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

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 123, the Company's net earnings and earnings per share for fiscal 1999, fiscal 1998 and fiscal 1997 would have been reduced to the pro forma amounts indicated below:

                                                                                        Fiscal Year Ended
                                                                           July 31,            July 25,            July 26,
                                                                               1999                1998                1997
                                                                        -----------         -----------         -----------
Net earnings (in 000's):
         As reported                                                        $33,324             $40,227             $31,767
         Pro forma                                                          $32,372             $39,530             $31,241

Earnings per share - basic:
         As reported                                                          $1.56               $1.75               $1.40
         Pro forma                                                            $1.52               $1.72               $1.37

Earnings per share - diluted:
         As reported                                                          $1.53               $1.70               $1.33
         Pro forma                                                            $1.49               $1.67               $1.30


         The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        Fiscal Year Ended
                                                                           July 31,            July 25,            July 26,
                                                                               1999                1998                1997
                                                                        -----------         -----------         -----------
Weighted average risk-free interest rate                                       5.8%                4.6%                5.7%
Weighted average expected life (years)                                         5.0                 5.0                 5.0
Expected volatility                                                           40.9%               38.6%               39.6%


These pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. SFAS No. 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands except per share amounts)


                                                       Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 31, 1999
Net Sales                                             $166,692          $144,341         $146,170          $158,772
Gross Profit,
  less occupancy
  and buying costs                                      62,260            51,010           48,998            55,425
Income Taxes                                             6,585             3,718            3,579             5,273
Net Earnings                                            11,454             6,469            6,227             9,174
Earnings Per Share(*)
       Basic                                             $0.58             $0.32            $0.28             $0.40
       Diluted                                           $0.56             $0.31            $0.27             $0.39

                                                       Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Year ended July 25, 1998
Net Sales                                             $153,430          $144,341         $144,210          $156,194
Gross Profit,
  less occupancy
  and buying costs                                      56,896            53,545           49,904            56,476
Income Taxes                                             6,512             5,627            4,606             6,378
Net Earnings                                            11,327             9,794            8,010            11,096
Earnings Per Share
       Basic                                             $0.49             $0.42            $0.35             $0.49
       Diluted                                           $0.48             $0.41            $0.34             $0.47

(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share in fiscal 1999.

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



(**) Inactive Subsidiary

                                   EXHIBIT 24


                          INDEPENDENT AUDITORS' CONSENT



Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York



We consent to the incorporation by reference in Registration Statement Nos. 33-16857, 33-47415, 33-60196, 333-18135 and 33-17488 (on Form S-8) of our
report, dated September 17, 1998, appearing in this Annual Report on Form 10-K of The Dress Barn, Inc. and Subsidiaries for the year ended July 31, 1999.





Deloitte & Touche LLP
Stamford, Connecticut
October 21, 1999