Form 10-K/A
period 1999-07-31
DRESS BARN INC
filed 1999-10-27
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          FORM 10-K AMENDMENT NUMBER 1
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

                                   Cover Page

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except share data

                                                                                 July 31,                 July 25,
ASSETS                                                                               1999                     1998
                                                                         -----------------        -----------------
Current Assets:
     Cash and cash equivalents                                                    $17,492                   $3,032
     Marketable securities and investments (Note 2)                               139,400                  139,994
     Merchandise inventories                                                      110,138                  102,706
     Prepaid expenses and other                                                     2,038                    4,201
                                                                         -----------------        -----------------
        Total Current Assets                                                      269,068                  249,933
                                                                         -----------------        -----------------
Property and Equipment:
     Leasehold improvements                                                        55,542                   54,201
     Fixtures and equipment                                                       119,723                  104,500
     Computer software                                                              7,007                    9,018
     Automotive equipment                                                             499                      415
                                                                         -----------------        -----------------
                                                                                  182,771                  168,134
     Less accumulated depreciation
       and amortization                                                           101,416                   86,399
                                                                         -----------------        -----------------
                                                                                   81,355                   81,735
                                                                         -----------------        -----------------
Deferred Income Taxes (Note 4)                                                      9,866                    3,076
                                                                         -----------------        -----------------
Other Assets                                                                        3,290                    6,410
                                                                         -----------------        -----------------
                                                                                 $363,579                 $341,154
                                                                         =================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $62,215                  $41,211
     Accrued expenses                                                              38,504                   31,508
     Customer credits                                                               3,364                    2,827
     Income taxes payable                                                           5,896                       --
                                                                         -----------------        -----------------
        Total Current Liabilities                                                 109,979                   75,546
                                                                         -----------------        -----------------
Commitments (Note 5)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                    --                       --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,646,278 and 24,506,559
             shares, and outstanding- 19,936,478 and
             22,839,059 shares, respectively                                        1,232                    1,225
     Additional paid-in capital                                                    28,797                   25,175
     Retained earnings                                                            292,428                  259,104
     Treasury stock, at cost                                                     (68,274)                 (21,005)
     Accumulated other comprehensive (loss) income                                  (583)                    1,109
                                                                         -----------------        -----------------
                                                                                  253,600                  265,608
                                                                         =================        =================
                                                                                 $363,579                 $341,154
                                                                         =================        =================

See notes to consolidated financial statements