Form 10-Q
period 1999-10-30
DRESS BARN INC
filed 1999-12-14
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 30, 1999            Commission file number 0-11736


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

               .05 par value 19,264,862 shares on December 8, 1999

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 1999
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 30, 1999 (unaudited)
                           and July 31, 1999                                 I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 30, 1999 and October 24, 1998             I-4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 30, 1999 and October 24, 1998             I-5

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

         Item 3.           Defaults Upon Senior Securities                    *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                                *

         Item 5.           Other Information                                  *

         Item 6.           Exhibits and Reports on Form 8-K                  I-9

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                                  October 30,             July 31,
ASSETS                                                                                   1999                 1999
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $24,182              $17,492
     Marketable securities and investments                                            146,974              139,400
     Merchandise inventories                                                          107,275              110,138
     Prepaid expenses and other                                                         3,468                2,038
                                                                            ------------------    -----------------
        Total Current Assets                                                          281,899              269,068
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            57,673               55,542
     Fixtures and equipment                                                           124,413              119,723
     Computer software                                                                  7,272                7,007
     Automotive equipment                                                                 521                  499
                                                                            ------------------    -----------------
                                                                                      189,879              182,771
     Less accumulated depreciation and amortization                                   106,666              101,416
                                                                            ------------------    -----------------
                                                                                       83,213               81,355
                                                                            ------------------    -----------------
Deferred Taxes                                                                          8,541                9,866
                                                                            ------------------    -----------------
Other Assets                                                                            3,137                3,290
                                                                            ==================    =================
                                                                                     $376,790             $363,579
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $54,775              $62,215
     Accrued expenses                                                                  45,914               38,504
     Customer credits                                                                   3,186                3,364
     Income taxes payable                                                               8,989                5,896
                                                                            ------------------    -----------------
        Total Current Liabilities                                                     112,864              109,979
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,794,295 and 24,544,005
               shares, respectively
       Outstanding- 20,084,495 and 22,755,105
               shares, respectively                                                     1,239                1,232
     Additional paid-in capital                                                        29,981               28,797
     Retained earnings                                                                302,024              292,428
     Treasury stock, at cost                                                          (68,274)             (68,274)
     Unrealized holding loss on investments                                            (1,044)                (583)
                                                                            ------------------    -----------------
                                                                                      263,926              253,600
                                                                            ==================    =================
                                                                                     $376,790             $363,579
                                                                            ==================    =================

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Dollars in thousands except per share amounts
                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                   October 30,          October 24,
                                                                                          1999                 1998
                                                                            -------------------   ------------------
     Net sales                                                                        $167,938             $158,772

     Cost of sales, including
       occupancy and buying costs                                                      109,004              103,347
                                                                            -------------------   ------------------

     Gross profit                                                                       58,934               55,425

     Selling, general and
       administrative expenses                                                          40,116               37,702

     Depreciation and amortization                                                       5,250                4,950
                                                                            -------------------   ------------------

     Operating income                                                                   13,568               12,773

     Interest income- net                                                                1,543                1,674
                                                                            -------------------   ------------------

        Earnings before
          income taxes                                                                  15,111               14,447

     Income taxes                                                                        5,515                5,273
                                                                            -------------------   ------------------

        Net earnings                                                                    $9,596               $9,174
                                                                            ===================   ==================

     Earnings per share
          Basic                                                                          $0.48                $0.40
                                                                            ===================   ==================
          Diluted                                                                        $0.47                $0.39
                                                                            ===================   ==================

     Weighted average shares outstanding:
          Basic                                                                         20,084               22,760
                                                                            -------------------   ------------------
          Diluted                                                                       20,507               23,295
                                                                            -------------------   ------------------

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                         Thirteen Weeks Ended
                                                                                  -----------------------------------
                                                                                     October 30,         October 24,
                                                                                            1999                1998
                                                                                  ---------------     ---------------
Operating Activities:
Net earnings                                                                              $9,596              $9,174
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                          5,250               4,950
      Change in deferred income taxes                                                      1,325                 530
      Deferred compensation                                                                  ---                   5
Changes in assets and liabilities:
      Decrease (increase) in merchandise inventories                                       2,863             (11,295)
      (Increase) decrease in prepaid expenses                                             (1,430)                320
      Decrease in other assets                                                               153               1,722
      (Decrease) increase in accounts payable- trade                                      (7,440)              8,501
      Increase in accrued expenses                                                         7,410               6,552
      Decrease in customer credits                                                         (178)                (161)
      Increase in income taxes payable                                                     3,093               3,857
                                                                                  ---------------     ---------------
        Total adjustments                                                                 11,046              14,981
                                                                                  ---------------     ---------------

        Net cash provided by operating activities                                         20,642              24,155
                                                                                  ---------------     ---------------

Investing Activities:
    Purchases of property and equipment - net                                             (7,108)             (8,072)
    Sales and maturities of marketable securities and investments                         55,913              12,613
    Purchases of marketable securities and investments                                   (63,948)            (28,727)
                                                                                  ---------------     ---------------
      Net cash used in investing activities                                              (15,143)            (24,186)
                                                                                  ---------------     ---------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                28                  35
    Purchase of treasury stock                                                                --              (2,699)
    Proceeds from stock options exercised                                                  1,163                 296
                                                                                  ---------------     ---------------
      Net cash provided by (used in) financing activities                                  1,191             (2,368)
                                                                                  ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                       6,690              (2,399)
Cash and cash equivalents- beginning of period                                            17,492               3,032
                                                                                  ---------------     ---------------
Cash and cash equivalents- end of period                                                 $24,182                $633
                                                                                  ===============     ===============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                            $1,097                $886
                                                                                  ===============     ===============

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 30, 1999 and July 31, 1999, the consolidated results of its operations for the thirteen weeks ended October 30, 1999 and October 24, 1998, and cash flows for the thirteen weeks ended October 30, 1999 and October 24, 1998. The results of operations for thirteen week periods may not be indicative of the results for the entire year.

     These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 31, 1999 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

2.  Stock Repurchase Program

     The Board of Directors approved a stock repurchase plan on October 15, 1998. The Board authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. As of October 30, 1999, the Company had acquired 2.9 million shares at an aggregate purchase price of $44.7 million under this program.

3. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the quarter ended October 30, 1999 was $9.1 million versus comprehensive income of $9.9 million for the quarter ended October 24, 1998. Total comprehensive income is composed of net earnings and net unrealized losses on available for sale securities.

4.  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999, establishes standards for the recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net sales for the thirteen weeks ended October 30, 1999 (the "first quarter") increased by 5.8% to $167.9 million from $158.8 million for the thirteen weeks ended October 24, 1998. (the "prior period"). Comparable store sales for the first quarter were flat versus the prior period. Store square footage increased 8% versus the prior period. The increase in square footage was due to the opening of 23 new stores (21 of which were combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise), and the conversion of 20 single-format stores into combo stores. This offset the square footage reduction from the closing of 11 underperforming stores.

     As of October 30, 1999, the Company had 689 stores in operation, (271 Dress Barn stores, 58 Dress Barn Woman stores and 360 combo stores), versus 681 as of October 24, 1998 (329 Dress Barn stores, 66 Dress Barn Woman stores and 286 combo stores). The Company's strategy for fiscal 2000 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion will focus primarily on expanding in the Company's existing major trading markets, in many cases seeking a downtown location and/or adding to a cluster of suburban or other locations. The Company anticipates closing approximately 20 stores during the next fiscal quarter.

     During the first quarter, the Company mailed its first Dress Barn Catalog to approximately 1.5 million households. The Company's earnings per share-diluted for the first quarter were reduced by approximately $.03 due to the startup costs of launching the catalog and building the infrastructure to support its continued expansion.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 6.3% to $58.9 million, or 35.1% of net sales, for the first quarter from $55.4 million, or 34.9% of net sales, for the prior period. The increase in gross profit as a percentage of net sales was due primarily to higher initial margins from the Company's continued increase in the percentage of sales from its private brands, and lower markdowns as a percentage of sales. As a result, merchandise margins as a percentage of sales increased versus the prior period.

     Selling, general and administrative (SG&A) expenses were $40.1 million for the first quarter, compared to $37.7 million for the prior period. The increase SG&A expenses was primarily due to an increase in store operating costs, primarily selling costs resulting from the tight labor market. In addition, SG&A expenses included start-up costs for the Dress Barn Catalog. SG&A expenses (excluding depreciation) increased as a percentage of sales from 23.7% of sales in the prior period to 23.9% in 1999. The percentage increase was also affected by the negative leverage from flat comparable store sales.

     Depreciation increased to $5.2 million in the first quarter from $4.9 million in the prior period as a result of $26.5 million in fixed asset purchases during the last twelve months.

     Interest income for the first quarter decreased to approximately $1.5 million this year versus $1.7 million in the prior period. Funds available for investment in the first quarter were lower than the prior period primarily due to the $44.7 million of available funds used in the Share Repurchase Program during the last twelve months.

     The effective tax rate for first quarter was 36.5%, the same as that in effect for the fiscal year ended July 31, 1999.

     Principally as a result of the above factors, net income for the first quarter was $9.6 million, an increase of 4.6% versus the $9.2 million net income in the prior period.

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

Forward-Looking Statements and Factors Affecting Future Performance

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999.

Information Systems and "Year 2000" Compliance

     The Company has completed a comprehensive review of its information systems and an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company has successfully tested its systems and believes it is year 2000 compliant. The Company incurred internal staff costs as well as outside consulting and other expenditures related to this process. Total costs related to remediation to bring current systems into compliance, testing, conversion, the purchase of new package systems and upgrading system applications were not material. The Company has not developed any contingency plans in the event that the Company itself should fail to become year 2000 compliant, as it believes it to be in compliance now.

     The Company has contacted its key suppliers and other key third party service providers to determine their year 2000 readiness. Although the Company is not currently aware of material year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies. If any of the Company's merchandise vendors fail to be in compliance, a vendor that is in compliance will be substituted. The Company's most reasonably likely worst case year 2000 scenario relates to the inability of the banking system to insure the Company's access to its funds. The Company has received assurances from its primary financial service providers that they are year 2000 compliant. The Company does not anticipate that any of its other key third party service providers will not be year 2000 compliant. If any such provider is not year 2000 compliant, the Company would seek a substitute provider. The Company does not believe that the year 2000 compliance issue will have a material effect on its financial condition or results of operations. However, no assurance can be given that any failure to achieve year 2000 compliance will not have a material adverse impact on the Company.

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