Form 10-Q
period 2000-01-29
DRESS BARN INC
filed 2000-03-14
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 29, 2000            Commission file number 0-11736


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

                .05 par value 18,223,052 shares on March 1, 2000

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 29, 2000
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           January 29, 2000 (unaudited)
                           and July 25, 1998                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           January 29, 2000 and January 23, 1999            I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Twenty-Six weeks ended
                           January 29, 2000 and January 23, 1999            I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Twenty-Six weeks ended
                           January 29, 2000 and January 23, 1999            I-6

                           Notes to Unaudited Consolidated Financial
                           Statements (unaudited)                  I-7  and  I-8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                        I-9 through I-12

Part II. OTHER INFORMATION:
         Item 1.           Legal Proceedings                                *

         Item 2.           Changes in Securities                            *

         Item 3.           Defaults Upon Senior Securities                  *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                             I-13

         Item 5.           Other Information                                *

         Item 6.           Exhibits and Reports on Form 8-K                I-13

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                                  January 29,             July 31,
ASSETS                                                                                   2000                 1999
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $13,802              $17,492
     Marketable securities and investments                                            146,819              139,400
     Merchandise inventories                                                           86,272              110,138
     Prepaid expenses and other                                                         4,423                2,038
                                                                            ------------------    -----------------
        Total Current Assets                                                          251,316              269,068
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            56,046               55,542
     Fixtures and equipment                                                           123,631              119,723
     Computer software                                                                 10,832                7,007
     Automotive equipment                                                                 562                  499
                                                                            ------------------    -----------------
                                                                                      191,071              182,771
     Less accumulated depreciation and amortization                                   109,719              101,416
                                                                            ------------------    -----------------
                                                                                       81,352               81,355
                                                                            ------------------    -----------------
Deferred Taxes                                                                          9,302                9,866
                                                                            ------------------    -----------------
Other Assets                                                                            4,297                3,290
                                                                            ==================    =================
                                                                                     $346,267             $363,579
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $45,299              $62,215
     Accrued expenses                                                                  43,997               38,504
     Customer credits                                                                   5,184                3,364
     Income taxes payable                                                                 747                5,896
                                                                            ------------------    -----------------
        Total Current Liabilities                                                      95,227              109,979
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,858,132 and 24,646,278
               shares, respectively
       Outstanding- 19,014,632 and 19,936,478
               shares, respectively                                                     1,243                1,232
     Additional paid-in capital                                                        30,659               28,797
     Retained earnings                                                                308,161              292,428
     Treasury stock, at cost                                                         (87,413)              (68,274)
     Unrealized holding gain on investments                                           (1,610)                 (583)
                                                                            ------------------    -----------------
                                                                                      251,040              253,600
                                                                            ==================    =================
                                                                                     $346,267             $363,579
                                                                            ==================    =================

See notes to condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Second Quarter
Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 29,          January 23,
                                                                                         2000                 1999
                                                                            ------------------    -----------------
     Net sales                                                                       $149,548             $146,170

     Cost of sales, including
       occupancy and buying costs                                                      97,252               97,172
                                                                            ------------------    -----------------

     Gross profit                                                                      52,296               48,998

     Selling, general and
       administrative expenses                                                         39,326               35,997

     Depreciation and amortization                                                      5,562                4,809
                                                                            ------------------    -----------------

     Operating income                                                                   7,408                8,192

     Interest income- net                                                               2,346                1,614
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                  9,754                9,806

     Income taxes                                                                       3,561                3,579
                                                                            ------------------    -----------------

        Net earnings                                                                    6,193               $6,227
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.32                $0.28
                                                                            ==================    =================
          Diluted                                                                       $0.31                $0.27
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        19,459               22,415
                                                                            ------------------    -----------------
          Diluted                                                                      19,876               22,817
                                                                            ------------------    -----------------


See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Six Months
Dollars in thousands except per share amounts

                                                                                    Twenty-Six Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 29,          January 23,
                                                                                         2000                 1999
                                                                            ------------------    -----------------
     Net sales                                                                       $317,486             $304,942

     Cost of sales, including
       occupancy and buying costs                                                     206,255              200,519
                                                                            ------------------    -----------------

     Gross profit                                                                     111,231              104,423

     Selling, general and
       administrative expenses                                                         79,442               73,699

     Depreciation and amortization                                                     10,812                9,759
                                                                            ------------------    -----------------

     Operating income                                                                  20,977               20,965

     Interest income- net                                                               3,889                3,288
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 24,866               24,253

     Income taxes                                                                       9,076                8,852
                                                                            ------------------    -----------------

        Net earnings                                                                  $15,790              $15,401
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.80                $0.68
                                                                            ==================    =================
          Diluted                                                                       $0.78                $0.67
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        19,718               22,587
                                                                            ------------------    -----------------
          Diluted                                                                      20,134               23,067
                                                                            ------------------    -----------------


See notes to accompanying condensed financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                         Twenty-Six Weeks Ended
                                                                                  -------------------------------------
                                                                                        January 29,        January 23,
                                                                                               2000               1999
                                                                                  ------------------   ----------------
Operating Activities:
Net earnings                                                                                $15,789            $15,401
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                            10,812              9,759
      Change in deferred income taxes                                                           564                885
      Deferred compensation                                                                     ---                  5
Changes in assets and liabilities:
      Decrease in merchandise inventories                                                    23,866             12,194
      Increase in prepaid expenses                                                          (2,385)              (921)
      (Increase) decrease in other assets                                                   (1,007)              3,630
      Decrease in accounts payable- trade                                                  (16,916)            (4,550)
      Increase in accrued expenses                                                            5,493              4,217
      Increase in customer credits                                                            1,820              1,193
      Decrease in income taxes payable                                                      (5,149)                ---
                                                                                  ------------------   ----------------
        Total adjustments                                                                    17,098             26,412
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            32,887             41,813
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                              (10,809)           (11,281)
    Sales and maturities of marketable securities and investments                            10,019             42,657
    Purchases of marketable securities and investments                                     (18,465)           (33,164)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (19,255)            (1,788)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   56                 68
    Purchase of treasury stock                                                             (19,139)           (16,500)
    Proceeds from stock options exercised                                                     1,761                362
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                            (17,322)           (16,070)
                                                                                  ------------------   ----------------

Net (decrease) increase in cash and cash equivalents                                        (3,690)             23,955
Cash and cash equivalents- beginning of period                                               17,492              3,032
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $13,802            $26,987
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $13,087            $10,180
                                                                                  ==================   ==================

See notes to condensed financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of January 29, 2000 and July 31, 1999, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 29, 2000 and January 23, 1999, and cash flows for the twenty-six weeks ended January 29, 2000 and January 23, 1999. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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


2.  Stock Repurchase Program

         The Board of Directors approved a stock repurchase plan on October 15, 1998. The Board authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. As of January 29, 2000, the Company had acquired 4.2 million shares at an aggregate purchase price of $65.6 million under this program.


3. Comprehensive Income

         The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the six months ended January 29, 2000 was $15.1 million versus comprehensive income of $15.8 million for the six months ended January 23, 1999. Total comprehensive income for the quarter ended January 29, 2000 was $6.0 million versus $5.9 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized losses on available for sale securities.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 29, 2000, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:



                                             Second Quarter                               Six Months
                                     % Change          % of Sales             % Change          % of Sales
                                     from L/Y        T/Y        L/Y           from L/Y         T/Y        L/Y
Net Sales                                2.3%                                      4.1%
Cost of Sales, including
   Occupancy & Buying                    0.1%          65.0%       66.5%           2.9%         65.0%        65.8%
Gross Profit                             6.7%          35.0%       33.5%           6.5%         35.0%        34.2%
Selling, General and
   Admin. Expenses                       9.3%          26.3%       24.6%           7.8%         25.0%        24.2%
Depreciation and Amortization           15.7%           3.7%        3.3%          10.8%          3.4%         3.2%
Operating Income                        -9.6%           5.0%        5.6%           0.1%          6.6%         6.8%
Interest Income - Net                   45.4%           1.6%        1.1%          18.3%          1.2%         1.1%
Earnings Before Income Taxes            -0.5%           6.6%        6.7%           2.5%          7.8%         7.9%
Net Earnings                            -0.5%           4.2%        4.3%           2.5%          4.9%         5.0%



     Net sales for the thirteen weeks ended January 29, 2000 (the "second quarter") increased by 2.3% to $149.5 million from $146.2 million for the thirteen weeks ended January 23, 1999 (the "prior period"). Net sales for the second quarter were negatively impacted by a 3% decrease in comparable store sales, in part due to the harsh winter weather in January across the majority of the Company's trading areas. Net sales for the twenty-six weeks ended January 29, 2000 (the "six months") increased by 4.1% to $317.5 million from $304.9 million for the twenty-six weeks ended January 23, 1999 (the "prior six months"). Comparable store sales for the six months decreased 1% versus the prior six months. Store square footage increased an average of 7% versus the prior six months. The increase in square footage was due to the opening of 25 new stores during the six months (23 of which were combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise), and the conversion of 21 single-format stores into combo stores during the six months. These store openings offset the square footage reduction from the closing of 30 underperforming stores during the six months (19 of which were closed during the second quarter). During the second quarter, which includes the holiday season, the Company opened 2 new Combo stores and converted one single-format store into a combo store. These store openings offset the square footage reduction from the closing of 30 underperforming stores during the six months (19 of which were closed during the second quarter).

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     As of January 29, 2000, the Company had 672 stores in operation, (255 Dress Barn stores, 57 Dress Barn Woman stores and 360 combo stores), versus 673 stores in operation at January 23, 1999, (310 Dress Barn stores, 65 Dress Barn Woman stores and 298 combo stores). The Company's strategy for the remainder of fiscal 2000 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion will focus primarily on expanding in the Company's existing major trading markets, in many cases seeking a downtown location and/or adding to a cluster of suburban or other locations. The Company anticipates opening approximately 25 stores and closing approximately 20 stores during the remainder of the fiscal year.


     In September 1999, the Company mailed its first Dress Barn catalog. The Company's earnings per share- diluted for the second quarter and six months were reduced by approximately $.03 and $.06, respectively, due to the startup costs of launching the catalog and building the infrastructure to support its continued expansion.


     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the second quarter increased by 6.7% to $52.3 million, or 35.0% of net sales, from $48.9 million, or 33.5% of net sales, for the prior period. For the six months, gross profit increased 6.5%, to $111.2 million from $104.4 million from the prior six months. The increase in gross profit as a percentage of net sales for both the second quarter and the six months versus the prior periods was due primarily to higher initial margins from the Company's continued increase in the percentage of sales from its private brands, and lower markdowns as a percentage of sales. As a result, merchandise margins as a percentage of sales increased versus the prior period.


     Selling, general and administrative (SG&A) expenses were $39.3 million in the second quarter as compared to $36.0 million in the prior quarter. For the six months, SG&A expenses were $79.4 million versus $73.7 million last year. These increases in SG&A expenses were primarily due to increases in store operating costs, primarily selling costs resulting from the tight labor market, and increases in advertising and marketing expenses. In addition, SG&A expenses included start-up costs for the Dress Barn Catalog. SG&A expenses (excluding depreciation) increased as a percentage of sales from 24.6% to 26.3% for the second quarter and from 24.2% to 25.0% of sales in the six months. These percentage of sales increases also resulted from not achieving increases in comparable store sales.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Depreciation increased to $5.6 million in the second quarter and $10.8 million in the six months from $4.8 million and $9.8 million in the prior periods. These increases were primarily the result of increases in fixed asset purchases during the last twelve months.


     Interest income increased to $2.3 million in the second quarter this year and $3.9 million in the six months versus $1.6 million in the prior quarter and $3.3 million in the prior six months. These increases were primarily due to increases in tax-free investment rates from the prior periods. The increases were offset in part by the $65.6 million of available funds for investment used for the stock repurchase plan during the last twelve months.


     The effective tax rates for both the three-month and six-month periods were 36.5%, the same as for the fiscal year ended July 31, 1999.


     Principally, as a result of the above factors, net income for the second quarter was $6.2 million, approximately equal to the $6.2 million net income in the prior period. Net income for the six months increased 2.5% to $15.8 million, versus $15.4 million for the prior year's comparable period.


Liquidity and Capital Resources


     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2000 capital expenditures, other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections.


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Information Systems and "Year 2000" Compliance

     The Company completed a comprehensive review of its information systems and an enterprise-wide program to update computer systems and applications in preparation for the year 2000, and successfully tested its systems to insure Year 2000 compliance. The Company also contacted its key suppliers and other key third party service providers to determine their year 2000 readiness. The Company believes that its key third party service providers are year 2000 compliant. The Company has not experienced any business interruption as a result of the year 2000 transition.

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's Shareholders was held on December 21, 1999.


         (b) The Company's shareholders voted for the reelection of Edward D. Solomon and Klaus Eppler, as Directors of the Company (17,787,625 and 17,730,825 shares, respectively, voted for reelection and 160,108 and 216,908 shares, respectively, withheld authority with respect for such nominees).


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