Form 10-Q
period 2000-04-29
DRESS BARN INC
filed 2000-06-06
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 29, 2000              Commission file number 0-11736


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

                               Title of each class
                               -------------------
                           Common Stock $.05 par value

     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 .05 par value 17,859,975 shares on June 1, 2000

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 29, 2000
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           April 29, 2000 (unaudited)
                           and July 31, 1999                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           April 29, 2000 and April 24, 1999                I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirty-nine weeks ended
                           April 29, 2000 and April 24, 1999                I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirty-nine weeks ended
                           April 29, 2000 and April 24, 1999                I-6

                           Notes to Unaudited Condensed Financial
                           Statements (unaudited)               I-7 through I-8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                        I-9 through I-11

Part II. OTHER INFORMATION:
         Item 1.           Legal Proceedings                                  *

         Item 2.           Changes in Securities                              *

         Item 3.           Defaults Upon Senior Securities                    *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                                *

         Item 5.           Other Information                                  *

         Item 6.           Exhibits and Reports on Form 8-K                 I-12

o        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                                    April 29,             July 31,
ASSETS                                                                                   2000                 1999
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $10,253              $17,492
     Marketable securities and investments                                            147,796              139,400
     Merchandise inventories                                                          110,855              110,138
     Prepaid expenses and other                                                         4,723                2,038
                                                                            ------------------    -----------------
        Total Current Assets                                                          273,627              269,068
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            57,580               55,542
     Fixtures and equipment                                                           128,148              119,723
     Computer software                                                                 11,424                7,007
     Automotive equipment                                                                 595                  499
                                                                            ------------------    -----------------
                                                                                      197,747              182,771
     Less accumulated depreciation and amortization                                   113,699              101,416
                                                                            ------------------    -----------------
                                                                                       84,048               81,355
                                                                            ------------------    -----------------
Deferred Taxes                                                                          9,003                9,866
                                                                            ------------------    -----------------
Other Assets                                                                            4,367                3,290
                                                                            ------------------    -----------------
                                                                                     $371,045             $363,579
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $68,238              $62,215
     Accrued expenses                                                                  47,453               38,504
     Customer credits                                                                   4,485                3,364
     Income taxes payable                                                               3,026                5,896
                                                                            ------------------    -----------------
        Total Current Liabilities                                                     123,202              109,979
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 24,915,764 and 24,646,278
               shares, respectively
       Outstanding- 18,229,264 and 19,936,478
               shares, respectively                                                     1,245                1,232
     Additional paid-in capital                                                        31,260               28,797
     Retained earnings                                                                316,617              292,428
     Treasury stock, at cost                                                         (99,625)              (68,274)
     Unrealized holding loss on investments                                           (1,654)                 (583)
                                                                            ------------------    -----------------
                                                                                      247,843              253,600
                                                                            ------------------    -----------------
                                                                                     $371,045             $363,579
                                                                            ==================    =================

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Third Quarter
Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                    April 29,             April 24,
                                                                                         2000                  1999
                                                                            ------------------    ------------------
     Net sales                                                                       $162,992              $144,341

     Cost of sales, including
       occupancy and buying costs                                                     104,878                93,331
                                                                            ------------------    ------------------

     Gross profit                                                                      58,114                51,010

     Selling, general and
       administrative expenses                                                         40,942                36,159

     Depreciation and amortization                                                      5,952                 6,270
                                                                            ------------------    ------------------

     Operating income                                                                  11,220                 8,581

     Interest income- net                                                               2,005                 1,606
                                                                            ------------------    ------------------

        Income before
          income taxes                                                                 13,225                10,187

     Income taxes                                                                       4,827                 3,718
                                                                            ------------------    ------------------

        Net Income                                                                     $8,398                $6,469
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.45                 $0.32
                                                                            ==================    ==================
          Diluted                                                                       $0.44                 $0.31
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        18,465                20,350
                                                                            ------------------    ------------------
          Diluted                                                                      18,875                20,685
                                                                            ------------------    ------------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Nine Months
Dollars in thousands except per share amounts

                                                                                   Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 29,            April 24,
                                                                                         2000                 1999
                                                                            ------------------    -----------------
     Net sales                                                                       $480,478             $449,283

     Cost of sales, including
       occupancy and buying costs                                                     311,133              293,850
                                                                            ------------------    -----------------

     Gross profit                                                                     169,345              155,433

     Selling, general and
       administrative expenses                                                        120,384              109,858

     Depreciation and amortization                                                     16,764               16,029
                                                                            ------------------    -----------------

     Operating income                                                                  32,197               29,546

     Interest income- net                                                               5,894                4,894
                                                                            ------------------    -----------------

        Income before
          income taxes                                                                 38,091               34,440

     Income taxes                                                                      13,903               12,570
                                                                            ------------------    -----------------

        Net Income                                                                    $24,188              $21,870
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $1.25                $1.00
                                                                            ==================    =================
          Diluted                                                                       $1.23                $0.98
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        19,300               21,844
                                                                            ------------------    -----------------
          Diluted                                                                      19,711               22,259
                                                                            ------------------    -----------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                        Thirty-Nine Weeks Ended
                                                                                  -------------------------------------
                                                                                          April 29,          April 24,
                                                                                               2000               1999
                                                                                  ------------------   ----------------
Operating Activities:
Net income                                                                                  $24,188            $21,870
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                            16,764             16,029
      Change in deferred income taxes                                                           863              1,246
      Deferred compensation                                                                     ---                 15
Changes in assets and liabilities:
      Increase in merchandise inventories                                                     (717)            (8,604)
      (Increase) decrease in prepaid expenses                                               (2,685)                323
      (Increase) decrease in other assets                                                   (1,077)              3,683
      Increase in accounts payable- trade                                                     6,023              8,958
      Increase in accrued expenses                                                            8,949              7,570
      Increase in customer credits                                                            1,121                658
      Decrease in income taxes payable                                                      (2,870)                ---
                                                                                  ------------------   ----------------
        Total adjustments                                                                    26,371             29,878
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            50,559             51,748
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                              (19,457)           (17,006)
    Sales and maturities of marketable securities and investments                            54,734             75,338
    Purchases of marketable securities and investments                                     (64,201)           (62,085)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (28,924)            (3,753)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   84                138
    Purchase of treasury stock                                                             (31,351)           (47,269)
    Proceeds from stock options exercised                                                     2,393                628
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                            (28,874)           (46,503)
                                                                                  ------------------   ----------------

Net (decrease) increase in cash and cash equivalents                                        (7,239)              1,492
Cash and cash equivalents- beginning of period                                               17,492              3,032
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $10,253             $4,524
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $18,345            $16,588
                                                                                   =================   ================

See notes to unaudited condensed financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of April 29, 2000 and July 31, 1999, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 29, 2000 and April 24, 1999, and cash flows for the thirty-nine weeks ended April 29, 2000 and April 24, 1999. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

2.  Stock Repurchase Programs

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. The $75 million stock repurchase plan was completed in March 2000, with a total of 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase plan. As of April 29, 2000, the Company had repurchased 50,000 shares under the $50 million stock repurchase plan at an aggregate purchase price of approximately $0.9 million.

3. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the nine months ended April 29, 2000 was $23.1 million versus comprehensive income of $21.7 million for the nine months ended April 24, 1999. Total comprehensive income for the quarter ended April 29, 2000 was $8.3 million versus $5.8 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized losses on available for sale securities.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




4.  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, establishes standards for the recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 29, 2000, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                            Third Quarter                                  Nine Months
                                            -------------                                  -----------
                                       % Change         % of Sales                 % Change      % of Sales
                                                        ----------                               ----------
                                       from L/Y        T/Y        L/Y             from L/Y      T/Y        L/Y
                                       --------       ----        ---             --------     ----        ---
Net Sales                                 12.9%                                      6.9%
Cost   of   Sales,   including
occupancy & Buying                        12.4%       64.3%      64.7%               5.9%       64.8%      65.4%
Gross Profit                              13.9%       35.7%      35.3%               9.0%       35.2%      34.6%
Selling, General and
   admin. Expenses                        13.2%       25.1%      25.1%               9.6%       25.1%      24.5%
Depreciation and
   amortization                           -5.1%        3.7%       4.3%               4.6%        3.4%       3.6%
Operating Income                          30.8%        6.9%       5.9%               9.0%        6.7%       6.6%
Interest Income - Net                     24.8%        1.2%       1.1%              20.4%        1.2%       1.1%
Income Before
   income Taxes                           29.8%        8.1%       7.1%              10.6%        7.9%       7.7%
Net Income                                29.8%        5.2%       4.5%              10.6%        5.0%       4.9%


     Net sales for the thirteen weeks ended April 29, 2000 (the "third quarter") increased by 12.9% to $163.0 million from $144.3 million for the thirteen weeks ended April 24, 1999 (the "prior period"). Net sales for the third quarter were favorably impacted by a 6% increase in comparable store sales versus a 6% decrease in comparable store sales in the prior period. Net sales for the thirty-nine weeks ended April 29, 2000 (the "nine months") increased by 6.9% to $480.5 million from $449.3 million for the thirty-nine weeks ended April 24, 1999 (the "prior nine months"). Comparable store sales for the nine months increased 1% versus the prior nine months. Store square footage increased an average of 7% versus the prior nine months. The increase in square footage was due to the opening of 46 new stores during the nine months (40 of which were combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise), and the conversion of 29 single-format stores into combo stores during the nine months. These store openings offset the square footage reduction from the closing of 34 underperforming stores during the nine months (4 of which were closed during the third quarter) versus 40 stores closed during the prior nine months (5 of which were closed during the prior period). During the third quarter the Company opened 17 new Combo stores and converted 8 single-format stores into combo stores.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As of April 29, 2000, the Company had 691 stores in operation, (252 Dress Barn stores, 57 Dress Barn Woman stores and 382 combo stores), versus 688 stores in operation at April 24, 1999, (304 Dress Barn stores, 66 Dress Barn Woman stores and 304 combo stores). The Company's strategy is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion continues to focus primarily on expanding in the Company's existing major trading markets, in many cases seeking a downtown location and/or adding to a cluster of suburban or other locations. The Company anticipates opening approximately 10 stores and closing approximately 15 stores during the last quarter of the fiscal year.

     In September 1999, the Company mailed its first Dress Barn catalog. The Company's earnings per share- diluted for the third quarter and nine months were reduced by approximately $.05 and $.14, respectively, due to the startup costs of launching the catalog and building the infrastructure to support its continued expansion.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the third quarter increased by 13.9% to $58.1 million, or 35.7% of net sales, from $51.0 million, or 35.3% of net sales, for the prior period. For the nine months, gross profit increased 9.0%, to $169.3 million from $155.4 million from the prior nine months. The increase in gross profit as a percentage of net sales for both the third quarter and the nine months versus the prior periods was due primarily to higher initial margins from the Company's continued increase in the percentage of sales from its private brands, and lower markdowns as a percentage of sales. As a result, merchandise margins as a percentage of sales increased versus each of the prior periods.

     Selling, general and administrative (SG&A) expenses were $40.9 million in the third quarter as compared to $36.2 million in the prior quarter. For the nine months, SG&A expenses were $120.4 million versus $109.9 million last year. These increases in SG&A expenses were primarily due to increases in store operating costs, primarily selling costs resulting from the tight labor market, and increases in advertising and marketing expenses. In addition, SG&A expenses included start-up costs for the Dress Barn Catalog. SG&A expenses (excluding depreciation) as a percentage of sales were 25.1% of sales for the both third quarter and the prior period as the leverage from the increase in comparable store sales offset the increase in actual SG&A expenses from the prior period. For the nine month period, SGA expenses as a percentage of sales increased from 24.5% to 25.1% of sales in the nine months. The percentage of sales increase for the nine-month period resulted from not achieving any leverage from the 1% increase in comparable store sales.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Depreciation expense was $6.0 million in the third quarter and $16.8 million in the nine months as compared to $6.3 million and $16.0 million in the prior periods, respectively. Increases in fixed asset purchases during the last twelve months were offset in part by a reduction in the number of closed stores during the nine months versus the prior nine months.

     Interest income increased to $2.0 million in the third quarter this year and $5.9 million in the nine months versus $1.6 million in the prior quarter and $4.9 million in the prior nine months. These increases were primarily due to increases in tax-free investment rates from the prior periods. The increases were offset in part by the $31.4 million of available funds for investment used for the stock repurchase plan during the last twelve months.

     The effective tax rates for both the three-month and nine-month periods were 36.5%, the same as for the fiscal year ended July 31, 1999.

     Principally as a result of the above factors, net income for the third quarter was $8.4 million, an increase of 29.8% from the $6.5 million of net income in the prior period. Net income for the nine months increased 10.6% to $24.2 million, versus $21.9 million for the prior year's comparable period.


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