Form 10-K
period 2000-07-29
DRESS BARN INC
filed 2000-10-27
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2000           Commission file number 0-11736

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

                                 (845) 369-4500
              (Registrant's telephone number, including area code)
                    Securities registered pursuant to Section
                               12(g) of the Act:

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

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of October 24, 2000, 18,153,888 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 24, 2000 closing price of $24.00 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $336.9 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,117,555 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 11, 2000 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 29, 2000
                                TABLE OF CONTENTS
PART I                                                                                                  PAGE
         Item 1            Business
                                    General                                                                3
                                    Company Strengths and Strategies                                       3
                                    Merchandising                                                          6
                                    Buying and Distribution                                                7
                                    Store Locations and Properties                                         8
                                    Operations and Management                                             10
                                    Management Information Systems                                        11
                                    Trademarks                                                            11
                                    Employees                                                             12
                                    Seasonality                                                           12
                                    Forward-Looking Statement and Factors Affecting Future                12
                                        Performance
         Item 2            Properties                                                                     14
         Item 3            Legal Proceedings                                                              15
         Item 4            Submission of Matters to a Vote of Security Holders                            15
         Item 4A           Executive Officers of the Registrant                                           16

PART II
         Item 5            Market for Registrant's Common Stock and                                       17
                                    Related Security Holders Matters
         Item 6            Selected Financial Data                                                        18
         Item 7            Management's Discussion and Analysis of                                        19
                                    Financial Condition and Results of Operations
         Item 8            Financial Statement and Supplementary Data                                     23
         Item 9            Changes in and Disagreements with Accountants                                  23
                                    on Accounting and Financial Disclosure

PART III
         Item 10           Directors and Executive Officers of the Registrant                             23
         Item 11           Executive Compensation                                                         23
         Item 12           Security Ownership of Certain Beneficial Owners                                23
                                    and Management
         Item 13           Certain Relationships and Related Transactions                                 23

PART IV
         Item 14           Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                           24


                                     PART I

ITEM 1.  BUSINESS


General


         Dress Barn operates a national chain of specialty stores offering in-season, moderate to better quality career and casual fashion to the working woman at value prices. The Company differentiates itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own line of private brands, which constituted approximately 75% of net sales for the fiscal year ended July 29, 2000 ("fiscal 2000").


         The Company operates primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and larger-sized Dress Barn Woman merchandise, as well as freestanding Dress Barn and Dress Barn Woman stores. As of July 31, 2000, the Company operated 689 stores in 43 states and the District of Columbia, consisting of 388 Combo Stores, 245 Dress Barn stores and 56 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 9,000 square feet. During fiscal 2000, the Company launched both its mail-order catalog and its internet site's e-commerce capability, giving the Company multiple channels of distribution, with the opportunity to target new groups of potential customers while providing its current customers the convenience of seeing and buying its merchandise in new ways.


Company Strengths and Strategies


         Dress Barn is one of the largest national specialty store chains offering in-season women's career and casual fashions at value prices. Dress Barn attributes its success to its: (i) strong name recognition and loyal customer base; (ii) long-standing relationships with vendors of quality merchandise; (iii) experienced management team; (iv) commitment to technology;
(v) strong,  consistent customer focus; (vi) low cost operating  structure;  and
(vii) strong balance sheet.


         Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value for the working woman. The Company's nearly 700 store locations provide it with a nationally recognized name. In addition, the Company believes it has developed high awareness among its target customers through on-going advertising and targeted marketing activities.


         The Company has developed and maintains strong and lasting relationships with its domestic and offshore vendors, including its buying agents, often being one of their largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchase terms, exclusive merchandise and expedited delivery times.

         The four senior members of the Company's merchandising team have worked together at Dress Barn for many years, with each also having substantial previous fashion retailing experience. Each of the Company's executive officers has been with Dress Barn at least 8 years. The stability of its management has enabled the Company to develop a shared culture and vision and to maintain its focus on growing and refining its business.

         Starting in year ending July 31, 1999 ("fiscal 1999") the Company took steps to reposition itself to appeal to a younger-feeling customer while maintaining the Company's focus on its target customer. This repositioning includes evolving the existing Dress Barn image, building brand awareness, adopting a new logo and creating a "personality" for Dress Barn that is unique and proprietary to the marketplace. This included developing Dress Barn into a national brand, enhancing its merchandise and its stores. During fiscal 2000 the Company undertook a national "lifestyle" marketing campaign, to further strengthen and develop the Dress Barn brand. Also during fiscal 2000 the Company expanded the use of its Dress Barn(R) label to approximately half of its merchandise offerings. During the year ending July 28, 2001 ("fiscal 2001"), the Company intends to expand its Dress Barn(R) label to virtually all of its private brand merchandise offerings, emphasizing quality, value and fashion.


         The Company's merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to its customers' demands. The merchandise mix is evolving to more younger-feeling and contemporary in style. Assortments are narrower to provide better edited, but broader, assortments for added depth in stock and more appealing merchandise presentation. In addition, the Company has developed a new store design prototype that features an easier to shop layout, warmer colors and redesigned fixtures for enhanced merchandise presentation. The Company plans to convert 100 of its store locations to the new store design during fiscal 2001.


         Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company continues to enhance its management information systems. During fiscal 2000, the Company implemented a field information system for all its Regional and District Sales Managers via laptop computers, providing immediate sales, inventories and other operational data. The Company upgraded all of its store personal computers and related software during fiscal 2000, and is in the process of upgrading its back-office store system software. The Company's distribution center systems continue to be refined, further reducing per-unit distribution costs.


         All aspects of Dress Barn's stores are designed to be responsive to the Dress Barn customer. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited merchandise arranged for ease of shopping, comfortable store environment and friendly customer service embody Dress Barn's strong focus on its customers. Dress Barn's training program encourages its sales associates to assist customers in a low-key and friendly manner. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.


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

          In September 1999, the Company launched its mail order catalog, with five additional mailings during fiscal 2000. Over six million catalogs were mailed during fiscal 2000, with a larger number planned to be mailed during fiscal 2001. In Spring 2000, the Company launched e-commerce sales on its internet site (www.dressbarn.com). The Company has recruited a separate staff for its catalog and e-commerce operations, including product managers, control buyers, marketing and e-commerce executives. The Company believes these two new sales channels will help to increase overall revenue growth, as well as drive store traffic. The Company is currently outsourcing the call center and fulfillment operations for the catalog and e-commerce businesses.


         The Company's believes it has become the leading national chain of value-priced specialty stores offering in-season career and casual fashions to the moderate-income working woman. Dress Barn seeks to be the destination value specialty retailer brand in the immediate trading area of its units for consumers at moderate price points. The Company has developed the following strategies: (i) utilize Dress Barn(R) as a brand, have it recognized as an authority in its core categories with merchandise that provides shoppers desired and value-added features at value prices; (ii) gradually evolve Dress Barn's merchandise focus to include more fashion with a "soft separates" focus; (iii) continue to open Combo Stores with added concentration on downtown and urban locations; (iv) further develop customer targeted marketing, utilizing cross marketing between its retail, catalog and e-commerce customers, and (v) further improve customer service. In connection with its strategy, the Company recruited a senior marketing executive, who started with the Company in August 2000.


         The Company has gradually increased the percentage of merchandise manufactured for sale under the Dress Barn(R) label as well as its other private brands, to approximately 75% of the Company's net sales for fiscal 2000. In fiscal 2001 the Company intends to further increase the percentage of sales from its private brand merchandise, of which the vast majority will carry the Dress Barn(R) label. In addition, approximately 10% of the Company's net sales are from merchandise produced by national brand manufacturers exclusively for Dress Barn.


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


         Based on the success of its larger size Combo Stores, the Company expects most fiscal 2001 store openings to be Combo Stores between 8,000 and 10,000 square feet. Future store openings will likely include expanded areas for shoes, petites and other new merchandise categories. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. Of the approximately 75 additional Combo stores that the Company plans to open by the end of fiscal 2001, approximately 60 are expected to be new stores and approximately 15 are expected to be conversions from existing Dress Barn or Dress Barn Woman stores. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and urban locations.


         In conjunction with its strategy of adding Combo Stores, the Company continues to close or relocate its underperforming locations and expects to close approximately 40 such locations during fiscal 2001, compared to 48 closed in fiscal 2000. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new Combo Stores, net of store closings, resulted in an aggregate store square footage increase of approximately 9% in fiscal 2000, and is expected to result in an 8% increase in fiscal 2001.

         The Company uses several marketing tools, such as transactional analyses through point-of-sale systems and customer surveys, in order to determine the preferences of its target customers, working women ages 25-55. The Company uses data from its credit card program for its catalog and other targeted marketing programs. During fiscal 2000, the Company instituted a store customer tracking system to enhance its targeted marketing and advertising.


         Dress Barn continually seeks to improve the customer's shopping experience. The Company's enhanced management information systems enable store managers and sales associates to spend more time servicing customers. The Company utilizes an ongoing video-training program to improve customer service and sales associates' product knowledge and selling skills.


         To further enhance shareholder value, in October 1998, the Company's Board of Directors authorized the Company to repurchase up to $75 million of the Company's common stock. The Company completed this authorization during fiscal 2000, purchasing a total of 4.8 million shares at an average price of $15.62 per share. In March 2000, the Company's Board of Directors approved an authorization to repurchase an additional $50 million of the Company's common stock. Through the end of fiscal 2000, the Company had repurchased 472,700 shares (or approximately 17% of the additional authorization) at an aggregate cost of approximately $8.5 million.



Merchandising


         In addition to the Company's broad assortment of career and casual wear, the Company offers other wardrobe items including accessories, jewelry, hosiery and shoes. There are separate merchandising teams for Dress Barn, Dress Barn Woman and catalog and e-commerce merchandise. The Company's catalogs and web site offer some unique merchandise as well as some of the merchandise available in the stores. The Company is developing cross-marketing strategies covering store, catalog and e-commerce merchandise, utilizing channel-neutral merchandise, pricing and return policies.


         A key component of the Company's merchandising strategy is to increase the percentage of its sales derived from its Dress Barn(R) label. The Company strategy is to develop Dress Barn as a national brand; have it recognized as an authority in its core categories with merchandise that provides shoppers desired and value-added features at better prices than branded larger box retailers. This allows the Company to differentiate itself from other retailers by providing an assortment of merchandise that is not available elsewhere, and value to the customer by providing department store taste and quality but at everyday prices that equal or are below their sale prices. The use of its own label and private brands in general improves the Company's control over the flow of merchandise into its stores and enables the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes its private brands provide it with more flexibility in the marketing process by allowing for higher initial mark-ons. The Company believes it has the expertise to execute its Dress Barn brand strategy due to its extensive experience sourcing goods (primarily overseas), its position as a merchandiser of established fashions and its prior experience with private brands. The percentage of the Company's sales generated from all private brand labels has increased to approximately 75% in fiscal 2000, from 70% in fiscal 1999 and 65% in fiscal 1998.

         The Company continues to expand its shoe and petite-size departments. As of July 29, 2000, 276 stores had shoe departments and 107 stores featured petites. The Company expects to add approximately 25 shoe departments and approximately 15 petite departments in fiscal 2001.


         Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of the President and five merchandise managers. Catalog and e-commerce merchandising is under the direction of the vice president of catalog operations. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality in season merchandise, with slightly more than half of the Company's sales volume derived from sportswear, and the remainder consisting of dresses, suits, blazers and accessories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise.


Buying and Distribution


         Buying is conducted on a departmental basis for Dress Barn and Dress Barn Woman by the Company's staff of over 45 buyers and assistant buyers supervised by the President and five merchandise managers. Buying for the catalogs and e-commerce is currently conducted by four product managers supervised by the vice president of catalog operations. The Company also uses independent buying representatives in New York and overseas. The Company obtains its nationally branded merchandise from approximately 200 vendors and its private brand merchandise from approximately 65 vendors. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as dresses, t-shirts, socks and hosiery to approximately six months for items such as suits and sweaters. Generally, lead times do not vary significantly between the Company's private brands and nationally branded merchandise.


         The Company has in the past always been able to purchase sufficient quantities of first-quality imported and domestic merchandise at attractive prices from vendors who typically sell to department and specialty stores, and management believes that there will continue to be an adequate supply of such merchandise available. The Company has also established strong relationships with its private label manufacturers, and does not anticipate any difficulties in obtaining sufficient quantities of its private label merchandise. In fiscal 2000, imports accounted for over 50% of merchandise purchases and no vendor accounted over 5% of the Company's purchases.


        All merchandise for its stores is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company uses its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and typically requires them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over 50% is pre-packaged for distribution to stores, which allows cross-docking in the distribution center to the stores. In addition, over half of the hanging garments purchased by the Company are delivered on floor-ready hangers. Merchandise for the catalog and e-commerce operations is received at its third-party fulfillment center, where the merchandise is stored, processed and shipped directly to the customer.

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



Store Locations and Properties

         As of July 29, 2000, the Company operated 689 stores in 43 states and the District of Columbia. 366 of the stores were conveniently located in strip centers and 257 stores were located in outlet centers. During fiscal 2000, no store accounted for as much as 1% of the Company's total sales. The following table indicates the type of shopping facility in which the stores were located:

                                                                     Dress Barn
                                                Dress Barn             Woman              Combo
      Type of Facility                            Stores               Stores             Stores            Total
Strip Shopping Centers                             136                   24                206              366
Outlet Malls and Outlet Strip Centers               76                   28                153              257
Free Standing, Downtown and Enclosed Malls          33                    4                 29               66(*)

Total                                              245                   56                388              689
                                                   ---                   --                ---              ---

(*) Includes 23 downtown locations

         The table on the following page indicates the states in which the stores operating on July 29, 2000 were located, and the number of stores in each state:

Location                          DB                DBW              Combos
                               -------            -------            ------
Alabama                           -                  -                   5
Arizona                           5                  1                   5
Arkansas                          -                  -                   2
California                       18                  3                  17
Colorado                          4                  1                   8
Connecticut                       9                  3                  17
District of Columbia              1                  -                   1
Delaware                          3                  -                   3
Florida                          12                  1                  12
Georgia                           4                  2                  17
Idaho                             -                  -                   2
Illinois                          4                  -                  22
Indiana                           5                  -                   4
Iowa                              -                  -                   3
Kansas                            -                  -                   4
Kentucky                          1                  -                   4
Louisiana                         -                  -                   3
Maine                             2                  1                   -
Maryland                          7                  2                  12
Massachusetts                    13                  3                  22
Michigan                         10                  1                  20
Minnesota                         1                  -                   4
Mississippi                       1                  -                   5
Missouri                          3                  2                  12
Nebraska                          -                  -                   2
Nevada                            2                  -                   3
New Hampshire                     1                  -                   5
New Jersey                       24                 10                  15
New York                         28                  4                  33
North Carolina                   10                  5                  16
Ohio                              6                  1                  12
Oklahoma                          -                  -                   1
Oregon                            2                  2                   3
Pennsylvania                     24                  6                  16
Rhode Island                      2                  -                   2
South Carolina                   12                  1                   5
Tennessee                         7                  2                  11
Texas                             6                  1                  28
Utah                              2                  1                   3
Vermont                           -                  -                   2
Virginia                         14                  2                  17
Washington                        2                  1                   4
West Virginia                     -                  -                   1
Wisconsin                         -                  -                   5
Total                           245                 56                 388
                                ---                 --                 ---

Operations and Management


         In considering new store locations, the Company's focus is expanding in its existing major trading and high-density markets, in certain cases seeking downtowns or urban locations and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian and mass transit traffic patterns, proximity to major corporate centers and office towers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations the Company considers the concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

         The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all of the stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer complete outfits coordinated from among the stores' fashion offerings. The Company has updated its interior signage and fixturing for a more open and easier to shop environment and has launched a program to convert its stores to a new prototype.

         All stores are directly managed and operated by the Company. Each store is staffed by a supervisor, who may be the store manager, and at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The supervisors and sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 10 Regional Sales Managers and approximately 100 District Sales Managers. District sales managers typically visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

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

         Approximately 61% of the Company's sales in fiscal 2000, versus 59% in fiscal 1999, were paid for by credit card, with the remainder being by cash or check. This increase was partially due to the catalog and e-commerce sales, which are virtually all credit card sales. The Company utilizes its own Dress Barn credit card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn card but pays a percentage of sales as a service charge. As of July 29, 2000, the number of cardholders was approximately 1.3 million. The average transaction on the Dress Barn credit card during fiscal 2000 was approximately 49% greater than the average of all other transactions and represented approximately 10% of the Company's sales.

          The Company mainly uses print advertising. The Company also uses direct mail programs, with seven mailings during fiscal 2000, each to approximately 750,000 households including its credit card holders. In addition, there were several smaller, more targeted mailings during fiscal 2000. In fiscal 2000, The Company conducted a national brand awareness campaign, using cable, local television and radio to promote Dress Barn as a national brand and as a "lifestyle" to help drive customer traffic. The Company's advertising and marketing is shifting towards a stronger brand message delivered on a more targeted basis; more radio, magazine and direct mail. The Company also launched during fiscal 2000 a more sophisticated customer tracking system, which will further enhance its targeting ability. At the store level, the store supervisors host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. The Company uses its credit card program, its catalog and its internet site (www.dressbarn.com) as significant components in the development of its targeted marketing efforts, enabling it to develop segmented marketing programs.

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

         The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels on-line, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. Through sophisticated yet inexpensive off-the-shelf systems, the Company analyzes historical hourly and projected sales trends to efficiently schedule sales personnel, minimizing labor costs while producing a higher level of customer service. The Company believes that such investments in technology enhance operating efficiencies and position Dress Barn for future growth. The catalog and e-commerce operations utilize their third-party provider's operating system for the call center and fulfillment operations, which tracks merchandise from the initial purchase order to the eventual fulfillment of customer orders. The catalog and e-commerce operations utilize a sophisticated marketing and forecasting system, which is separately leased by the Company. The Company is in the process of upgrading its back-office store system software and other information systems to enhance its customer tracking capabilities and targeted marketing efforts.


Trademarks

         The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes its Dress Barn (R) trademark is materially important to its business. Approximately 3% of the Company's stores currently in operation, primarily located in outlet centers, operate under the name Westport Ltd. and Westport Woman. Subject to landlord approval and underlying lease restrictions, if any, the Company seeks to convert as many of these stores as possible to the Dress Barn or Dress Barn Woman name.

Employees


         As of July 29, 2000, the Company had approximately 7,500 employees of whom approximately 4,200 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


Seasonality


         The Company's sales are evenly split between its Fall and Spring seasons. Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, the catalog and e-commerce operations, and changes in the Company's merchandise mix.


Forward-Looking Statements and Factors Affecting Future Performance


         This Annual Report on Form 10-K contains in the "Business" section, in the "Properties" section, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below.


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

         The Company competes primarily with department stores, specialty stores, discount stores, mass merchandisers and off-price retailers, many of which have substantially greater financial, marketing and other resources than the Company. The Company's catalog and e-commerce operations compete with other catalog and other multi-channel retailers. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores continue to be promotional and reduce their selling prices, and certain of the Company's competitors and vendors have opened outlet stores, which offer off-price merchandise. The Company's sales and results of operations may also be affected by closeouts and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future which could have an adverse effect on its financial results.


         The growth of the Company's store operations is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores and expanding into related businesses, such as the catalog and e-commerce. The success of the Company's growth strategy for its stores will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.


         As part of the Company's planned growth, it has invested significant resources to create an infrastructure for its catalog and e-commerce operations. Substantial sales increases for the catalog and e-commerce businesses are necessary for those sales to be profitable. If these new businesses do not generate such increased sales, the Company's operating results may continue to be negatively impacted. E-commerce for specialty apparel retailers is relatively new, with few success stories. The Company's catalog and e-commerce initiatives are expected to continue to require significant resources.


         The expansion of the Dress Barn(R) brand to the vast majority of the Company's merchandise offerings and the marketing campaign to promote the Company's brand and image may not generate positive reaction from its customers and may not increase sales. Failure of the Company to maintain its existing customer base may negatively impact sales.


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

         The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 29, 2000, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                         Leases        Number with       Number Without
Fiscal Years            Expiring      Renewal Options    Renewal Options
2001                      101               58                 43
2002                      143              128                 15
2003                      123              106                 17
2004-2006                 240              201                 39
2007 and thereafter        82               77                  5
                          ---              ---                ---

Total                     689              570                119
                          ---              ---                ---


         New store leases generally provide for a base rent of between $10 and $20 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 29, 2000, and excluding locations acquired after July 29, 2000, for fiscal 2001 are approximately $69.9 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in strip and outlet centers.

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

         The Company leases its executive offices and distribution facilities in Suffern, New York. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder for merchandise distribution. This lease expires on April 30, 2007, with three five-year options to extend the lease. Management believes the Suffern facility is sufficient to meet its current needs and any foreseeable increase in the Company's store base resulting from expansion or acquisition. The catalog and e-commerce call center and fulfillment operations are conducted in facilities contracted from a third-party provider. The contract expires in June 2001, with two options to extend the contract for additional two-year periods. The contract provides termination provisions for both parties under certain conditions. Management believes the third-party provider has sufficient capacity to service the Company's current needs and the planned increase in sales during the lease term.


ITEM  3.  LEGAL PROCEEDINGS

         On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut, Stamford Judicial District, seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations before Bedford Fair Industries' Chapter 11 bankruptcy liquidation for the acquisition of the Bedford Fair business which the Company never concluded. The Company believes that there is no merit in any of the plaintiffs' asserted claims.

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

ITEM 4A.  Executive Officers of the Registrant


         The following table sets for the name, age and position with the Company of the Executive Officers of the Registrant:


Name                          Age           Positions

Elliot S. Jaffe                74        Chairman of the Board,
                                         Chief Executive Officer and Director

Burt Steinberg                 55        President, Chief Operating Officer and
                                         Director

David R. Jaffe                 41        Executive Vice President

Armand Correia                 54        Senior Vice President and Chief
                                         Financial Officer

Eric Hawn                      50        Senior Vice President
                                         Store Operations

Elise Jaffe                    45        Senior Vice President
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

                             Fiscal 2000                         Fiscal 1999
                              Bid Prices                         Bid Prices
                          High           Low                  High          Low
Fiscal Period
  First Quarter          $19.63        $14.00                $24.50       $11.25
  Second Quarter         $18.25        $15.06                $16.38       $13.00
  Third Quarter          $22.69        $13.56                $16.31       $12.38
  Fourth Quarter         $24.94        $16.25                $16.69       $13.13


Number of Record Holders

         The number of record holders of the Company's common stock as of October 1, 2000 was approximately 2,000.

Dividend Policy

         The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share
information

                                                                                 Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                        July 29,        July 31,         July 25,         July 26,         July 27,
                                                            2000            1999             1998             1997             1996
                                                ------------------------------------------------------------------------------------

     Net sales                                          $656,174        $615,975         $598,175         $554,843         $515,522
     Cost of sales, including
       occupancy and buying costs                        419,479         398,282          381,354          358,093          337,998
                                                ------------------------------------------------------------------------------------

     Gross profit                                        236,695         217,693          216,821          196,750          177,524

     Selling, general and
       administrative expenses                           165,336         150,897          142,098          135,384          132,176

     Depreciation & amortization                          21,164          23,104           17,758           16,139           15,828

     Write-down of underperforming
       and closed store assets                              ----            ----             ----             ----            2,848
                                                ------------------------------------------------------------------------------------

     Operating income                                     50,195          43,692           56,965           45,227           26,672

     Interest income- net                                  7,667           8,787            6,385            4,800            3,343
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                    57,862          52,479           63,350           50,027           30,015

     Income taxes                                         21,120          19,155           23,123           18,260           11,106
                                                ------------------------------------------------------------------------------------

        Net earnings                                     $36,742         $33,324          $40,227          $31,767          $18,909
                                                ====================================================================================

     Earnings per share - basic                            $1.94           $1.56            $1.75            $1.40            $0.84
                                                ====================================================================================

     Earnings per share - diluted                          $1.89           $1.53            $1.70            $1.33            $0.84
                                                ====================================================================================

Balance sheet data:
     Working capital                                    $159,105        $159,089         $170,412         $153,579         $122,730
     Total assets                                       $374,236        $363,579         $341,154         $309,502         $265,723
     Long-term debt                                           --              --               --           $3,500           $3,500
     Shareholders' equity                               $259,561        $253,600         $265,608         $232,822         $199,096

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                          63.9%           64.7%            63.8%            64.5%            65.6%
     Gross profit                                          36.1%           35.3%            36.2%            35.6%            34.4%
     Selling, general and
       administrative expenses                             25.2%           24.5%            23.8%            24.4%            25.6%
     Operating income                                       7.6%            7.1%             9.5%             8.2%             5.2%
     Net earnings                                           5.6%            5.4%             6.7%             5.7%             3.7%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence; competitive factors and pricing pressures, including the promotional activities of major department stores; consumer apparel buying patterns, such as the ongoing shift to more casual apparel; import risks, including potential disruptions, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; higher than anticipated costs of building the catalog and e-commerce capabilities; inadequate growth in the sales from the catalog and e-commerce operations; new or increased competition in the catalog or e-commerce channels of distribution; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.


Results of Operations

         The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                Fiscal Year Ended
                                   July 29,          July 31,           July 25,
                                     2000              1999               1998
                                    ------            ------             ------

Net sales                           100.0%            100.0%             100.0%
Cost of sales, including
  occupancy and buying costs         63.9%             64.7%              63.8%
Selling, general and
  administrative expenses            25.2%             24.5%              23.8%
Depreciation and amortization         3.2%              3.8%               3.0%
Interest income - net                 1.2%              1.4%               1.1%
Earnings before income taxes          8.8%              8.5%              10.6%
Net earnings                          5.6%              5.4%               6.7%


Fiscal 2000 Compared to Fiscal 1999

         Net sales increased by 6.5% to $656.2 million for the 52 weeks ended July 29, 2000 ("fiscal 2000"), from $616.0 million for the 53 weeks ended July 31, 1999 ("fiscal 1999"). On a comparable 52-week basis sales would have increased 8.2%. The sales increase from fiscal 1999 was primarily due to a 1.8% increase in comparable store sales and an approximately 9% increase in total selling square footage. The Company believes the increase in comparable store sales resulted in part from a number of its strategic initiatives, including the development of its Dress Barn(R) brand merchandise and brand image and the Company's ability to react to the growing customer preference for casual career wear and adapt its merchandise offerings accordingly. The increase in store square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores, offset in part by the square footage reduction from the closing of underperforming stores. The number of stores in operation increased to 689 stores as of July 29, 2000, from 674 stores in operation as of July 31, 1999. The Company's strategy for fiscal 2001 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion will focus on both expanding in the Company's existing major trading markets, in certain cases seeking a downtown location and/or adding to a cluster of suburban or other locations, and developing new markets.

         The Company mailed its first Dress Barn catalog in September 1999, with a total of 6 million catalogs mailed during fiscal 2000. During Spring 2000, the Company also started its e-commerce business, selling merchandise on the internet  via  its web  site  (www.dressbarn.com).  The  Company's  fiscal  2000 earnings per share-diluted were reduced by approximately $0.22 due to the startup costs of launching the catalog and e-commerce operations and building the infrastructure to support their continued expansion. The Company intends to continue developing its catalog and e-commerce sales capabilities in fiscal 2001.

         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 8.7% to $236.7 million, or 36.1% of net sales, in fiscal 2000 from $217.7 million, or 35.3% of net sales, in fiscal 1999. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the continued increase in the percentage of sales from private brands and lower markdowns as a percentage of sales. Increased store sales more than offset higher store occupancy costs resulting from the increase in square footage and higher rents for new stores, store expansions and lease renewals.

         Selling, general and administrative ("SG&A") expenses increased by 9.6% to $165.3 million, or 25.2% of net sales, in fiscal 2000 from $150.9 million, or 24.5% of net sales, in fiscal 1999. Cost controls, productivity improvements and increases in comparable store sales were not sufficient to offset increases in store operating costs (primarily selling costs resulting from the tight labor market) and increases in advertising and marketing expenses. In addition, SG&A expenses included start-up costs for the Dress Barn catalog and the e-commerce operations.

         Depreciation expense decreased by 8.5% to $21.2 million for fiscal 2000 from $23.1 million for fiscal 1999. Fiscal 1999's depreciation expense included additional provisions for future store closings and an additional charge for the replacement of its store personal computers during fiscal 2000. Depreciation expense for both periods also includes certain write-offs related to the closure of 47 stores and 56 stores during fiscal 2000 and fiscal 1999, respectively.

         Interest income - net decreased by 12.7% to $7.7 million for fiscal 2000 from $8.8 million for fiscal 1999. During fiscal 2000, funds available for investment were consistent with fiscal 1999, but fiscal 1999 included $1.2 million of net capital gains from the redemption of equity funds made during the fiscal year.

         Net earnings for fiscal 2000 increased 10.3% to $36.7 million versus $33.3 million in fiscal 1999, while diluted earnings per share increased 23.5% to $1.89 per share versus $1.53 in fiscal 1999. The earnings per share increase exceeded the increase in net earnings primarily due to the Company's repurchase of 2.4 million and 3.0 million shares of its common stock in fiscal 2000 and 1999, respectively.

Fiscal 1999 Compared to Fiscal 1998

         Net sales increased by 3.0% to $616.0 million for the 53 weeks ended July 31, 1999, from $598.2 million for the 52 weeks ended July 25, 1998 ("fiscal 1998"). The sales increase was due to the extra week in fiscal 1999, which added $9.4 million to fiscal 1999 revenues, and an approximately 8% increase in total selling square footage. These were offset by a 3.7% decrease in comparable store sales. The Company believes the decrease in comparable store sales resulted primarily from the continued and growing customer preference for casual career wear, rather than the tailored career clothing the Company is generally known for. The increase in square footage was due to the opening of new combo stores and the conversion of single-format stores into combo stores, offset in part the square footage reduction from the closing of underperforming stores. The number of stores in operation increased to 674 stores as of July 31, 1999, from 669 stores in operation as of July 25, 1998.

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


Liquidity and Capital Resources

         The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, the continued expansion of its successful combination store format and the building of its catalog and e-commerce capabilities. Total capital expenditures were $22.3 million, $22.7 million and $21.7 million in fiscal 2000, 1999 and 1998, respectively. The Company also repurchased 2,399,400 outstanding shares of its stock for a total cost of $33.9 million during fiscal 2000 and 3,042,300 outstanding shares for $47.3 million during fiscal 1999.

         The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2000 decreased to $61.5 million as compared to $84.5 million in fiscal 1999 and $62.1 million in fiscal 1998. The large increase in fiscal 1999 versus both fiscal 2000 and fiscal 1998 was due primarily to the $21.0 million increase in accounts payable (while inventory increased $7.4 million) and to a decrease in taxes paid.

         At July 29, 2000, the Company had $154.1 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was approximately $159 million at July 29, 2000. In addition, the Company had available $100 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 29, 2000. However, potential borrowings were limited by approximately $36 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

         In fiscal 2001, the Company plans to open approximately 60 additional stores, convert approximately 15 single-format stores to its larger combination store format and continue its store remodeling program. The Company intends to focus on its current markets, and enter into new markets where economically justified. The Company intends to pursue downtown locations as these stores complement existing suburban locations in its trading markets. The Company also intends to continue developing its catalog and e-commerce capabilities. In addition, the Company continues to pursue acquisition opportunities. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.


Seasonality

         The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2001. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, the catalog and e-commerce operations, and changes in the Company's merchandise mix.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of The Dress Barn, Inc. and subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE


         None.





                                    PART III


         The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2000 Annual Meeting of Shareholders.

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


ITEM 14.  (a) (3) LIST OF EXHIBITS

         The  following  exhibits  are filed as part of this  Report  and except
Exhibits 3(e), 22 and 24 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                                          Incorporated By
                                                                                           Reference From

3(c)              Amended and Restated Certificate of Incorporation                             (1)

3(e)              Amended and Restated By-Laws

3(f)              Amendments to Amended and Restated  Certificate of Incorporation              (5)

4.                Specimen Common Stock Certificate                                             (1)

10(a)             1993 Incentive Stock Option Plan                                              (10)

10(b)             Employment Agreement With Burt Steinberg                                      (1)

10(f)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                                               (6)

10(g)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                                               (6)


                                                                                          Incorporated By
                                                                                           Reference From

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

                  10(l)   Danbury, CT store                                                      (1)

                  10(m)   Branford, CT store                                                     (1)

                  10(hh) Norwalk, CT  Dress Barn/Dress Barn Woman store                          (8)

                  10(ii)  Branford, CT  Dress Barn Woman store                                   (8)

10(r)             Amendments to Employment Agreement with Burt Steinberg                         (2)

10(z)             Extension of Employment Agreement with Burt Steinberg                          (5)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan                      (5)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia                        (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe                          (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg                        (7)

10(mm)            Lease between Dress Barn and  AT&T for                                         (9)
                  Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan                                    (11)

10(oo)            Split Dollar Agreement between Dress Barn and                                  (12)
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and                                  (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                  (12)
                  Jaffe 1996 Insurance Trust

22.               Subsidiaries of the Registrant

24.               Independent Auditors' Consent

--------------------------------------------------------------------------------
         (1) The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
         (2) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
         (3) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
         (4) The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
         (5) The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
         (6) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
         (7) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
         (8) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
         (9) The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
         (10) The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
         (11) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
         (12) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

ITEM 14.  (b)  REPORT ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 29, 2000.


ITEM 14.  (c)  EXHIBITS

         All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 3(e), 22 and 24 which are filed as part of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 The Dress Barn, Inc.


                                                 by /s/ ELLIOT S. JAFFE
                                                 -----------------------
                                                 Elliot S. Jaffe
                                                 Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                   Date

/s/ ELLIOT S. JAFFE                                                     10/26/00
--------------------
Elliot S. Jaffe           Chairman of the Board and
                          Chief Executive Officer
                          (Principal Executive Officer)

/s/ ROSLYN S. JAFFE                                                     10/26/00
---------------------
Roslyn S. Jaffe           Director and Secretary and Treasurer


/s/ BURT STEINBERG                                                      10/26/00
---------------------
Burt Steinberg            Director and President
                          and Chief Operating Officer


/s/ KLAUS EPPLER                                                        10/26/00
-----------------------
Klaus Eppler              Director


/s/ DONALD JONAS                                                        10/26/00
----------------
Donald Jonas              Director


/s/ MARK S. HANDLER                                                     10/26/00
----------------
Mark S. Handler           Director


/s/ EDWARD D. SOLOMON                                                   10/26/00
---------------------
Edward D. Solomon         Director


/s/ ARMAND CORREIA                                                      10/26/00
---------------------
Armand Correia            Chief Financial Officer (Principal
                          Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 29, 2000 and July 31, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended July 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 29, 2000 and July 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 29, 2000, in conformity with accounting principles generally accepted in the United States of America.






Deloitte & Touche LLP
New York, New York
September 13, 2000

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                  July 29,                 July 31,
ASSETS                                                                                2000                     1999
                                                                         ------------------       ------------------
Current Assets:
     Cash and cash equivalents                                                      $2,978                  $17,492
     Marketable securities and investments (Note 2)                                154,050                  139,400
     Merchandise inventories                                                       111,901                  110,138
     Prepaid expenses and other                                                      4,851                    2,038
                                                                         ------------------       ------------------
        Total Current Assets                                                       273,780                  269,068
                                                                         ------------------       ------------------
Property and Equipment:
     Leasehold improvements                                                         54,749                   55,542
     Fixtures and equipment                                                        128,300                  119,723
     Computer software                                                              12,294                    7,007
     Automotive equipment                                                              560                      499
                                                                         ------------------       ------------------
                                                                                   195,903                  182,771
     Less accumulated depreciation
       and amortization                                                            109,146                  101,416
                                                                         ------------------       ------------------
                                                                                    86,757                   81,355
                                                                         ------------------       ------------------
Deferred Income Taxes (Note 4)                                                       9,864                    9,866
                                                                         ------------------       ------------------
Other Assets                                                                         3,835                    3,290
                                                                         ------------------       ------------------
                                                                                  $374,236                 $363,579
                                                                         ==================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                       $64,780                  $62,215
     Accrued expenses                                                               39,633                   38,504
     Customer credits                                                                5,255                    3,364
     Income taxes payable                                                            5,007                    5,896
                                                                         ------------------       ------------------
        Total Current Liabilities                                                  114,675                  109,979
                                                                         ------------------       ------------------
Commitments (Note 5)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                     --                       --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,094,847 and 24,646,278
             shares, and outstanding- 17,985,647 and
             19,936,478 shares, respectively                                         1,255                    1,232
     Additional paid-in capital                                                     37,083                   28,797
     Retained earnings                                                             329,170                  292,428
     Treasury stock, at cost                                                      (107,162)                 (68,274)
     Accumulated other comprehensive loss                                             (785)                    (583)
                                                                         ------------------       ------------------
                                                                                   259,561                  253,600
                                                                         ------------------       ------------------
                                                                                  $374,236                 $363,579
                                                                         ==================       ==================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 29,            July 31,            July 25,
                                                                              2000                1999                1998
                                                               ------------------------------------------------------------


     Net sales                                                            $656,174            $615,975            $598,175
     Cost of sales, including
       occupancy and buying costs                                          419,479             398,282             381,354
                                                               ------------------------------------------------------------

     Gross profit                                                          236,695             217,693             216,821

     Selling, general and
       administrative expenses                                             165,336             150,897             142,098

     Depreciation and amortization                                          21,164              23,104              17,758
                                                               ------------------------------------------------------------

     Operating income                                                       50,195              43,692              56,965

     Interest income- net                                                    7,667               8,787               6,385
                                                               ------------------------------------------------------------

     Earnings before
          income taxes                                                      57,862              52,479              63,350

     Income taxes                                                           21,120              19,155              23,123
                                                               ------------------------------------------------------------

     Net earnings                                                          $36,742             $33,324             $40,227
                                                               ============================================================

     Earnings per share:
            Basic                                                            $1.94               $1.56               $1.75
                                                               ============================================================
            Diluted                                                          $1.89               $1.53               $1.70
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           18,958              21,336              23,032
                                                               ------------------------------------------------------------
            Diluted                                                         19,408              21,758              23,654
                                                               ------------------------------------------------------------

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Dollars and shares in thousands
                                                                                                         Accumulated
                                                                     Additional                              Other         Total
                                                    Common Stock      Paid-In     Retained    Treasury   Comprehensive Shareholders'
                                                  Shares     Amount   Capital     Earnings      Stock     Income (Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 26, 1997                            22,743    $1,194    $19,856     $218,877     ($8,214)      $1,109       $232,822
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                     40,227
                                                                                                                         -----------
    Total comprehensive income                                                                                              40,227
                                                                                                                         -----------
Deferred compensation                                                      18                                                   18
Tax benefit from exercise of stock options                                404                                                  404
Employee Stock Purchase Plan activity                  5       --         131                                                  131
Shares issued pursuant to exercise of stock options  613       31       4,766                                                4,797
Purchase of treasury stock                          (522)                                      (12,791)                    (12,791)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 25, 1998                            22,839     1,225     25,175     259,104      (21,005)       1,109        265,608
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                    33,324
   Unrealized holding loss on marketable securities                                                                         (1,692)
                                                                                                                         -----------
    Total comprehensive income                                                                                              31,632
                                                                                                                         -----------
Deferred compensation                                 10        --        164                                                  164
Tax benefit from exercise of stock options                              2,431                                                2,431
Employee Stock Purchase Plan activity                 10        --        133                                                  133
Shares issued pursuant to exercise of stock options  119         7        894                                                  901
Purchase of treasury stock                        (3,042)                                     (47,269)                     (47,269)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                            19,936     1,232     28,797     292,428     (68,274)         (583)       253,600
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                    36,742
   Unrealized holding loss on marketable securities                                                                           (202)
                                                                                                                         -----------
    Total comprehensive income                                                                                              36,540
                                                                                                                         -----------
Tax benefit from exercise of stock options                              4,050                                                4,050
Employee Stock Purchase Plan activity                  7         1        109                                                  110
Shares issued pursuant to exercise of stock options  442        22      4,127                                                4,149
Purchase of treasury stock                        (2,399)                                     (38,888)                     (38,888)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 29, 2000                            17,986    $1,255    $37,083    $329,170   ($107,162)        $(785)      $259,561
====================================================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                                      Fiscal Year Ended
                                                                                 ---------------------------------------------------
                                                                                          July 29,         July 31,        July 25,
                                                                                              2000             1999            1998
                                                                                   -------------------------------------------------
Operating Activities:
Net earnings                                                                               $36,742          $33,324         $40,227
                                                                                 ---------------------------------------------------
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
      Depreciation and amortization of property and
          equipment (net)                                                                   16,481           16,296          14,489
      Write-down of non-trading equity investment                                              ---            3,000           7,000
      Loss on disposal of closed store assets                                                4,683            6,808           3,269
      Increase in deferred income tax assets                                                     2          (6,790)          (3,519)
      Deferred compensation                                                                    ---              164              18
      Changes in assets and liabilities:
         Increase in merchandise inventories                                                (1,763)          (7,432)         (2,871)
         (Increase) decrease in prepaid expenses                                            (2,813)            2,163         (1,732)
         (Increase) decrease in other assets                                                  (545)              120         (1,977)
         Increase in accounts payable- trade                                                 2,565           21,004           1,043
         Increase in accrued expenses                                                        1,129            6,996           7,669
         Increase in customer credits                                                        1,891              537             338
         Increase (decrease) in income taxes payable                                         3,160            8,327          (1,862)
                                                                                 ---------------------------------------------------
       Total adjustments                                                                    24,790           51,193          21,865
                                                                                 ---------------------------------------------------

        Net cash provided by operating activities                                           61,532           84,517          62,092
                                                                                 ---------------------------------------------------

Investing Activities:
    Purchases of property and equipment - net                                              (26,565)         (22,724)        (21,715)
    Sales and maturities of marketable securities and investments                           22,132           84,078         118,686
    Purchases of marketable securities and investments                                     (36,984)         (85,176)       (135,792)
    Purchase of non-trading equity investment                                                  ---              ---         (10,000)
                                                                                 ---------------------------------------------------
       Net cash used in investing activities                                               (41,417)         (23,822)        (48,821)
                                                                                 ---------------------------------------------------

Financing Activities:
    Repayment of long term debt                                                                ---              ---          (3,500)
    Purchase of treasury stock                                                             (38,888)         (47,269)        (12,791)
    Proceeds from Employee Stock Purchase Plan                                                 110              133             131
    Proceeds from stock options exercised                                                    4,149              901           4,797
                                                                                 ---------------------------------------------------
      Net cash used in financing activities                                                (34,629)         (46,235)        (11,363)
                                                                                 ---------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                       (14,514)          14,460           1,908
Cash and cash equivalents- beginning of period                                              17,492            3,032           1,124
                                                                                 ---------------------------------------------------
Cash and cash equivalents- end of period                                                    $2,978          $17,492          $3,032
                                                                                 ===================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                             $18,047          $16,730         $28,190
                                                                                 ===================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 29, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

         The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel.

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. The fiscal year ended July 31, 1999 consisted of 53 weeks; the other years presented consisted of 52 weeks.

         Merchandise inventories

         Merchandise inventories are valued at the lower of cost or market as determined by the retail method.

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


         Disclosure about fair value of financial instruments

         The fair value of financial instruments classified as current assets or liabilities approximates their carrying amount due to the short-term maturity of the instruments.

         Other assets, as of July 25, 1998, included a $3 million non-trading, equity investment, which was net of a $7 million write-off in fiscal 1998 to reflect its estimated net realizable value at that time. During fiscal 1999, the investment was deemed worthless and the remaining value written off.



2.       MARKETABLE SECURITIES AND INVESTMENTS

         The amortized cost and estimated fair value of marketable securities and investments consisted of the following:

                                                              July 29, 2000                     July 31, 1999
                                                              -------------                     -------------
(In 000's)                                              Estimated                          Estimated
                                                       Fair Value            Cost         Fair Value           Cost
Money Market Funds                                         $5,553            $5,553          $13,869          $13,869
Short Term Investments                                     44,975            44,975           28,384           28,384
Other Investments                                             ---               ---            2,148            2,148
Tax Free Municipal Bonds                                  101,896           102,429           93,346           93,689
US Govt. Securities Fund                                    1,626             1,878            1,653            1,893
                                                        ---------         ---------        ---------        ---------
                                                         $154,050          $154,835         $139,400         $139,983
                                                        =========         =========        =========        =========

         The scheduled maturities of marketable securities and investments at July 29, 2000 are:

                                    Estimated
Due In                              Fair Value                Cost
-------------------                 -----------             --------
(in 000's)
One year or less                     $81,980                 $82,250
One year through five years           66,332                  66,757
Six years through ten years            1,453                   1,505
Over ten years                         4,285                   4,323
                                    --------                --------
                                    $154,050                $154,835
                                    ========                ========

         Unrealized holding gains and losses at July 29, 2000 netted to an unrealized loss of approximately $0.8 million. Proceeds and gross realized gains (losses) from the sale of securities in fiscal 2000, 1999 and 1998 were $22.1 million and ($0.1) million, $84.1 million and $1.2 million and $118.7 million and ($0.1) million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.



3.       EMPLOYEE BENEFIT PLANS

         In August 1995, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeded the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2000, 1999 and 1998, the Company incurred expenses of $1,980,000, $1,493,000 and
$982,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.


4.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                  Fiscal Year Ended
(In 000's)                           July 29,          July 31,         July 25,
                                        2000              1999             1998
                                     -------           -------          -------
Federal:
         Current                     $18,420           $21,800          $20,349
         Deferred                     (2,128)           (6,652)          (2,477)
                                     -------           -------          -------
                                      16,292            15,148           17,872
                                     -------           -------          -------
State:
         Current                       5,734             5,502            5,872
         Deferred                       (906)           (1,495)            (621)
                                     -------           -------          -------
                                       4,828             4,007            5,251
                                     -------           -------          -------

Provision for income taxes           $21,120           $19,155          $23,123
                                     =======           =======          =======

         Significant components of the Company's deferred tax assets were as follows:

                                                   July 29,         July 31,
(in 000's)                                            2000             1999
                                                    ------           ------
Deferred tax assets:
   Inventory capitalization for tax purposes        $3,130           $5,695
   Capital loss carryover                            2,775            2,574
   Employee benefits                                 1,973            1,564
   Other items                                       8,808            7,510
                                                    ------           ------
     Total deferred tax assets                      16,686           17,343
                                                    ------           ------
Deferred tax liabilities:
   Depreciation                                      3,961            4,125
   Other items                                       2,861            3,352
                                                    ------           ------
     Total deferred tax liabilities                  6,822            7,477
                                                    ------           ------

Net deferred tax assets                             $9,864           $9,866
                                                    ======           ======


         The net deferred tax assets were comprised of approximately $1,880,000 in state deferred taxes and $7,984,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                  Fiscal Year Ended
                                    July 29,          July 31,         July 25,
                                       2000              1999             1998
                                     -------           -------          -------
Statutory tax rate                    35.0 %            35.0 %           35.0 %
State taxes - net of federal
  Benefit                              5.4 %             5.0 %            5.8 %
Other - net,
  primarily tax-free interest         (3.9)%            (3.5)%           (4.3)%
                                     -------           -------          -------

Effective tax rate                    36.5%             36.5%            36.5%
                                     =======           =======          =======

5.       COMMITMENTS

Lease commitments

         The Company leases all of its stores and its distribution center. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company leases its 510,000 square foot office and distribution center in Suffern, New York. The lease has an initial term expiring in 2007 with three 5-year options to extend the lease.

         A summary of occupancy costs follows:

                                                  Fiscal Year Ended
(In 000's)                           July 29,          July 31,         July 25,
                                        2000              1999             1998
                                     -------           -------          -------

Base rentals                         $74,450           $69,661          $62,880
Percentage rentals                       842                58              378
Other occupancy costs                 21,168            23,862           22,477
                                     -------           -------          -------

Total                                $96,460           $93,581          $85,735
                                     =======           =======          =======


         The   following  is  a  schedule  of  future   minimum   rentals  under
noncancellable operating leases as of July 29, 2000 (dollars in thousands):

             Fiscal Year                               Amount
            -------------                            --------
                2001                                 $ 69,937
                2002                                   61,582
                2003                                   48,401
                2004                                   37,173
                2005                                   27,870
         Subsequent years                              56,653
                                                     --------

         Total future minimum rentals                $301,616
                                                     ========

         Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

         The Company leases four stores from its Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 29, 2000, included in the above schedule, are approximately $379,000 annually and in the aggregate $1.3 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2000, 1999 and 1998 under these leases amounted to approximately $426,000, $464,000 and $438,000, respectively.

Lines of credit

         At July 29, 2000, the Company had unsecured lines of credit with three banks totaling $100 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 29, 2000. However, approximately $36 million of outstanding letters of credit reduced the credit lines available.

Legal proceedings

         The Company is involved in various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all pending and threatened legal proceedings will, on the whole, not have a material adverse effect on its financial condition or results of operations.


6.       STOCK-BASED COMPENSATION PLANS

         At July 29, 2000, the Company had five stock-based compensation plans. The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. All options granted under both plans vest over a five-year period and generally expire after ten years from the date of grant. At July 29, 2000, there were 746,850 shares under the 1993 plan available for future grant.

         The Company's 1987 Non-Qualified Stock Option Plan, which expired December 7, 1997, provides for the granting of options to purchase up to 1,000,000 shares of common stock to key employees. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of common stock. As of July 29, 2000, there were 389,700 shares under the 1995 plan available for future grant. The Company's Employee Stock Purchase Plan allows employees to purchase shares of the Company's common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

         The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                                   July 29, 2000                   July 31, 1999                   July 25, 1998
                                                   -------------                   -------------                   -------------
                                                            Weighted                        Weighted                       Weighted
                                                             Average                        Average                        Average
                                                            Exercise                        Exercise                       Exercise
                                                Options       Price            Options        Price           Options        Price
                                      ----------------------------------------------------------------------------------------------
Options outstanding - beginning of
year                                          1,439,167        $10.37        1,275,435          $9.83        1,746,992        $8.09
Granted                                         884,743         14.05          319,250          11.64          167,750        19.99
Cancelled                                      (61,231)         12.63         (36,432)          11.89         (12,769)        10.65
Exercised                                     (442,036)          9.39        (119,086)           7.56        (626,538)         7.65
                                      ----------------------------------------------------------------------------------------------

Outstanding end of year                       1,820,643        $12.31        1,439,167         $10.37        1,275,435        $9.83
                                      ==============================================================================================

Options exercisable
at year-end                                     319,496        $11.37          448,523         $10.36          187,209       $10.51
                                      ----------------------------------------------------------------------------------------------

Weighted-average fair
value of options granted
during the year
                                                                $6.31                           $5.09                         $8.53
                                                        --------------                 ---------------                 -------------


         The  following  table  summarizes   information   about  stock  options
outstanding at July 29, 2000:


                                                                                                               Weighted
                                    Number                             Weighted Average       Number           Average
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as    Exercise Price
  Range of Exercise Prices         7/29/00          Remaining Life                          of 7/29/00
----------------------------------------------------------------------------------------------------------------------------

$5.00                              160,000            6.03 years             $5.00            40,000             $5.00
 8.25  -   9.15                    326,051            5.91 years             $8.72           122,584             $8.72
10.50  -  11.44                    319,592            7.29 years            $11.31            93,512            $11.15
14.06  -  15.63                    877,200            9.05 years            $14.08              ---               ---
19.50  -  22.63                    137,800            7.12 years            $20.41            63,400            $20.82
                              ----------------------------------------------------------------------------------------------

$5.00  - $22.63                   1,820,643           7.76 years            $12.31            319,496           $11.37
                              ==============================================================================================

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

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 123, the Company's net earnings and earnings per share for fiscal 2000, fiscal 1999 and fiscal 1998 would have been reduced to the pro forma amounts indicated below:

                                                  Fiscal Year Ended
                                     July 29,          July 31,         July 25,
                                        2000              1999             1998
                                     -------           -------          -------

Net earnings (in 000's):
         As reported                 $36,742           $33,324          $40,227
         Pro forma                   $35,082           $32,372          $39,530

Earnings per share - basic:
         As reported                   $1.94             $1.56            $1.75
         Pro forma                     $1.85             $1.52            $1.72

Earnings per share - diluted:
         As reported                   $1.89             $1.53            $1.70
         Pro forma                     $1.81             $1.49            $1.67


         The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  Fiscal Year Ended
                                     July 29,          July 31,         July 25,
                                        2000              1999             1998
                                     -------           -------          -------
Weighted average risk-free
      interest rate                    5.9%              5.8%              4.6%
Weighted average expected
      life (years)                     5.0               5.0               5.0
Expected volatility                   41.0%             40.9%             38.6%


These pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. SFAS No. 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands except per share amounts)

                     Fourth             Third           Second             First
                    Quarter           Quarter          Quarter           Quarter

Fiscal Year ended July 29, 2000

Net Sales          $175,696          $162,992         $149,548          $167,938
Gross Profit,
  less occupancy
  and buying costs   67,351            58,114           52,296            58,934
Income Taxes          7,217             4,827            3,561             5,515
Net Earnings         12,555             8,398            6,193             9,596
Earnings Per Share(*)
       Basic          $0.70             $0.45            $0.32             $0.48
       Diluted        $0.68             $0.44            $0.31             $0.47


                     Fourth             Third           Second             First
                    Quarter           Quarter          Quarter           Quarter

Fiscal Year ended July 31, 1999

Net Sales          $166,692          $144,341         $146,170          $158,772
Gross Profit,
  less occupancy
  and buying costs   62,260            51,010           48,998            55,425
Income Taxes          6,585             3,718            3,579             5,273
Net Earnings         11,454             6,469            6,227             9,174
Earnings Per Share(*)
       Basic          $0.58             $0.32            $0.28             $0.40
       Diluted        $0.56             $0.31            $0.27             $0.39


(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.

                                 EXHIBIT 3(e)

             AMENDED AND RESTATED BY - LAWS OF THE DRESS BARN, INC.
                     (As Amended through October 12, 2000)



                                    ARTICLE I

                                     OFFICES

         SECTION 1. PRINCIPAL OFFICE. The principal office of the Corporation shall be at the address of the Corporation's registered agent for service.

         SECTION 2. OTHER OFFICES. The Corporation may have other offices, either within or without the State of Connecticut, at such place or places as the Board of Directors may from time to time select or the business of the Corporation may require.

                                   ARTICLE II

                            MEETINGS OF SHAREHOLDERS

         SECTION 1. ANNUAL MEETINGS. An annual meeting of shareholders for the election of directors and for the transaction of such other business as may properly come before the meeting pursuant to this Section 1, shall be held at such date, time and place, either within or without the State of Connecticut, as the Board of Directors shall determine each year.

         SECTION 2. SPECIAL MEETINGS. Special meetings of the shareholders for any purpose, unless otherwise prescribed by statute, may be called by the Chairman of the Board or by the directors and may be held at any date, time and place, within or without the State of Connecticut, as shall be stated in the notice of meeting. Upon the written request of the holders of not less than one-tenth of the voting power of all shares entitled to vote at the meeting, the Chairman of the Board shall call a special shareholders' meeting for the purposes specified in such request and cause notice thereof to be given.

         SECTION 3. NOTICE OF MEETINGS. Written notice of each annual or special meeting of the shareholders, stating the place, date and time of the meeting shall be given by or at the direction of the Chairman of the Board or Secretary, not less than ten nor more than sixty days before the date of the meeting, to each shareholder entitled to vote at such meeting, at his address as it appears on the records of the Corporation. The general purpose or purposes for which a special meeting is called shall be stated in the notice thereof, and no other business shall be transacted at the meeting.

                       As Amended through October 12, 2000

         SECTION 4. VOTING. Each shareholder shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote which is registered in his name on the record date for the meeting. No proxy shall be voted after eleven months from its date unless such proxy provides for a longer period. Elections for directors and all other questions shall be decided by plurality vote except as otherwise required by the certificate of incorporation or by law.

         SECTION 5. QUORUM. The holders of a majority of the shares of the corporation entitled to vote, present in person or proxy, shall constitute a quorum at all meetings of the shareholders, except as otherwise required by law or by the Certificate of Incorporation or any amendment thereto, or by these by-laws. If a quorum shall not be present at any meeting, the Chairman of the meeting or a majority of the holders of the stock of the Corporation entitled to vote who are present at such meeting, in person or by proxy, shall have the power to adjourn the meeting to another place, date, or time, without notice other than announcement at the meeting; provided, however, that if the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. At any adjourned meeting any business may be transacted which might have been transacted at the original meeting.

         SECTION 6. SHAREHOLDERS LIST. A complete list of shareholders entitled to vote at any meeting of shareholders, arranged in alphabetical order for each class of stock and showing the address of each such shareholder and the number of shares registered in his name, shall be open to the examination of any such shareholder, for any proper purpose in the interest of the shareholders as such or of the Corporation and not for speculative or trading purposes or any purpose inimical to the interest of the corporation or of its shareholders, during ordinary business hours beginning two business days after notice of the meeting is given and continuing through the meeting at the principal office of the Corporation. The shareholders list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such shareholder who is present. This list shall presumptively determine the identity of the shareholders entitled to vote at the meeting and the number of shares held by each of them.

         SECTION 7. BUSINESS PROPERLY BROUGHT BEFORE A MEETING. At any meeting of the shareholders, only such business shall be conducted as shall have been properly brought before such meeting. To be properly brought before a meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (B) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (C) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before a meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an annual meeting of the shareholders, not less than one hundred twenty (120) calendar days in advance of the date specified in the Corporation's proxy statement released to shareholders in connection with the previous year's annual meeting of shareholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the shareholder to be timely must be so received not later than the close of business on the later of one hundred twenty (120) calendar days in advance of such annual meeting or ten (10) calendar days following the date on which public announcement of the date of the meeting is first made; and (b) in the case of a special meeting of the shareholders, not less than one hundred twenty (120) days prior to the special meeting at which such business will be considered. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the meeting: (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business, (iii) the class and number of shares of the Corporation which are beneficially owned by the shareholder, (iv) any material interest of the shareholder in such business, and
(v) any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in his capacity as a proponent to a shareholder proposal. Notwithstanding the foregoing, in order to include information with respect to a shareholder proposal in the proxy statement and form of proxy for a shareholders meeting, shareholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in these by-laws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this Section 7. The Chairman of the meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 7, and, if he should so determine, he shall so declare at the meeting that any such business not properly brought before the meeting shall not be transacted.

                                   ARTICLE III

                                    DIRECTORS

         SECTION 1. NUMBER AND TERM. The number of directors shall be five until such number is reduced or increased as hereinafter provided. The number of directorships shall be not more than fifteen nor less than three, as fixed from time to time by action of the shareholders or the Board of Directors or, in the absence thereof, shall be the number of incumbent directors after the election at the preceding annual meeting of shareholders. Commencing at the 1986 annual meeting of shareholders, the directors of the Corporation shall be divided into three classes, each class as nearly equal in the number of directors as possible. The term of office of the directors elected to the first class, to be designated as Class I, will expire at the 1987 annual meeting of shareholders. The term of office of the directors elected to the second class, to be designated as Class II, will expire at the 1988 annual meeting of shareholders. The term of office of the directors elected to the third class, to be designated as Class III, will expire at the 1989 annual meeting of shareholders. At each annual meeting of shareholders following the 1986 annual meeting of shareholders, directors shall be elected to succeed the directors whose terms will then expire and shall be elected for a term of office that will expire at the third succeeding annual meeting of shareholders after their election. The directors shall be elected to serve until the annual meeting of the shareholders at which their term expires and until their respective successors shall have been elected and qualified.

         SECTION 2. RESIGNATIONS. Any director, member of a committee or officer may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the Chairman of the Board or Secretary. The acceptance of a resignation shall not be necessary to make it effective. In the case of a resignation of a director to take effect at a date later than the receipt thereof by the Corporation, appropriate action to elect a successor to take office when the resignation becomes effective may be taken at any time after such receipt in the same manner as though such resignation were effective on receipt.

         SECTION 3. VACANCIES. Any vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause or from newly created directorships arising from an increase in the number of directors shall be filled by a majority vote of the remaining directors then in office, and any directors so chosen shall hold office for the remainder of the full term of the class of directors in which vacancy occurred or in which the new directorship was created. No decrease in the number of directors shall shorten the term of any incumbent director.

         SECTION 4. REMOVAL. Members of the Board of Directors may be removed from office only (1) for cause, by the remaining Directors, or (2) with or without cause, by shareholder action, at a meeting of shareholders called for that purpose, by vote of at least 80 per cent of the shares of capital stock then entitled to vote at an election of directors.

         SECTION 5. POWERS. The Board of Directors shall exercise all of the powers of the Corporation except such as are by law, or by the certificate of incorporation or by these by-laws, conferred upon or reserved to the shareholders.

         SECTION 6. MEETINGS. Regular meetings of the Board of Directors may be held without notice at such dates, times and places as shall be established from time to time by the Board of Directors and publicized among all directors. Special meetings of the Board of Directors may be called by the Chairman of the Board or by the Secretary on the request of any director on at least twenty-four hours' written or oral notice of the date, time and place thereof given to each director. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

         Members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of such Board or committee, by means of a conference telephone or similar communications equipment that enables all persons participating in the meeting to hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

         Action by a majority of the directors present at a meeting at which a quorum is present shall constitute the act of the Board of Directors.

         SECTION 7. QUORUM. A majority of the number of directorships at the time shall constitute a quorum for the transaction of business. If a quorum shall not be present at any meeting of the Board of Directors, a majority of those present may adjourn the meeting to another place, date or time, without further notice (other than announcement at the meeting) or waiver thereof.

         SECTION 8. COMPENSATION. Directors may receive such compensation for their services as directors as the Board shall from time to time determine by resolution.

         SECTION 9. ACTION WITHOUT MEETING. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if a written consent thereto is signed by all members of the Board of Directors, or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or such committee.

         SECTION 10. COMMITTEES OF THE BOARD OF DIRECTORS. The Board of Directors, by resolution adopted by the affirmative vote of directors holding a majority of the directorships at a meeting at which a quorum is present, may from time to time designate committees of the Board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the Board and shall elect two or more or directors to serve as the members of those committees, designating, if it desires, other directors as alternative members who may replace any absent or disqualified member at any meeting of the committee.

                                   ARTICLE IV

                                    OFFICERS

         SECTION 1. GENERALLY. The officers of the Corporation shall be a President, one or more Vice-Presidents, a Treasurer, a Secretary and one or more Assistant Secretaries, all of whom shall be elected by the Board of Directors. In addition, the Board of Directors may elect a Chairman of the Board of Directors. Each officer shall hold office until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors may elect such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors. None of the officers of the Corporation need be directors. Two or more offices may be held by the same person, except the offices of President and Secretary. Any officer may be removed at any time, with or without cause, by the Board of Directors.

         SECTION 2. CHAIRMAN OF THE BOARD. The Chairman of the Board shall be the Chief Executive Officer of the Corporation. He shall preside at all meetings of the shareholders and of the Board of Directors. Subject to the provisions of these by-laws and to the direction of the Board of Directors, he shall have the responsibility for the general management and control of the affairs and business of the Corporation and shall perform all duties and have all powers which are commonly incident to the office of Chief Executive Officer or which from time to time are delegated to him by the Board of Directors. The Chairman of the Board shall have power to sign, in the name of the corporation, all authorized stock certificates, contracts, documents, tax returns, instruments, checks and bonds or other obligations of the Corporation and shall have general supervision and direction of all of the other officers and agents of the Corporation.

         SECTION 3. PRESIDENT. The President shall be the Chief Operating Officer of the Corporation. He shall have such powers and shall perform such duties as shall from time to time be designated by the Board of Directors.

         SECTION 4. VICE-PRESIDENTS. Each Vice-President shall have such powers and shall perform such duties as shall from time to time be designated by the Board of Directors.

         SECTION 5. TREASURER. The Treasurer shall have the custody of the corporate funds and securities, shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation and shall have such other powers and perform such other duties as shall from time to time be designated by the Board of Directors.

         SECTION 6. SECRETARY. The Secretary shall give, or cause to be given, notice of all meetings of shareholders and directors, and all other notices required by law or by these by-laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the Chairman of the Board, directors, or shareholders, upon whose requisition the meeting is called as provided in the by-laws. He shall record all the proceedings of the meetings of the Corporation and of the directors in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or the Chairman of the Board. He shall have the custody of the seal of the Corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the Chairman of the Board, and attest the same.

         SECTION 7. ASSISTANT SECRETARIES. Each Assistant Secretary shall have such powers and shall perform such duties as shall from time to time be designated by the Board of Directors.

         SECTION 8. ADDITIONAL POWERS OF OFFICERS. In addition to the powers specifically provided in these by-laws, each officer (including officers other than those referred to in these by-laws) shall have such other or additional authority and perform such duties as the Board of Directors may from time to time determine.

         SECTION 9. ACTION WITH RESPECT TO SECURITIES OF OTHER CORPORATIONS. Unless otherwise directed by the Board of Directors, the Chairman of the Board shall have the power to vote and otherwise act on behalf of the Corporation, in person or by proxy, at any meeting of shareholders of or with respect to any action of shareholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its ownership of securities in such other corporation.

                                    ARTICLE V

                                      STOCK

         SECTION 1. CERTIFICATES OF STOCK. Certificates of stock, signed by the Chairman of the Board, President or a Vice-President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, shall be issued to each shareholder, certifying the number of shares owned by him in the Corporation. Any of or all the signatures on the certificates may be facsimiles if such certificates are signed by a transfer agent, transfer clerk acting on behalf of the Corporation or registrar.

         SECTION 2. LOST, STOLEN OR DESTROYED CERTIFICATES. A new certificate of stock may be issued in the place of any certificate theretofore issued by the Corporation, alleged to have been lost, stolen or destroyed, and the directors may, in their discretion, require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond, in such sum as they may direct, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft, or destruction of any such certificate or the issuance of any such new certificate.

         SECTION 3. TRANSFER OF SHARES. Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents designated to transfer shares of the stock of the Corporation. Upon surrender to the Corporation or its transfer agent of a certificate for shares duly indorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the Corporation shall issue or cause its transfer agent to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

         SECTION 4. SHAREHOLDERS RECORD DATE. In order that the Corporation may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than seventy nor less than ten days before the date of such meeting, nor more than seventy days prior to any other action. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting.

                                   ARTICLE VI

                                  MISCELLANEOUS

         SECTION 1. DIVIDENDS. Subject to the provisions of the certificate of incorporation, the Board of Directors may, out of funds legally available therefor, at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient.

         SECTION 2. SEAL. The corporate seal shall be circular in form and shall contain the name of the Corporation, the year of its creation and the words "CORPORATE SEAL" and "CONNECTICUT". Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

         SECTION 3. FISCAL YEAR. The fiscal year of the Corporation shall be determined by the Board of Directors.

         SECTION 4. CHECKS. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation, and in such manner as shall be determined from time to time by the Board of Directors.

         SECTION 5. NOTICE AND WAIVER OF NOTICE. Whenever any written notice is required to be given, personal notice shall not be necessary unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in the United States mail, first class mail (air-mail if to an address outside of the United States), postage prepaid, addressed to the person entitled thereto at his address as it appears on the records of the Corporation, in which case such notice shall be deemed given on the day of such mailing, unless it is notice of a directors' meeting, in which case such notice shall be deemed given five (5) days after the date of such mailing. Notice may also be given personally, against receipt, or by telegram, telex or similar communication and notice so given shall be deemed given when so delivered personally or when delivered for transmission.

         Shareholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise provided by statute.

         Whenever any notice whatsoever is required or permitted to be given under the provisions of any law, or under the provisions of the certificate of incorporation or these by-laws, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time such notice is required to be given, shall be deemed equivalent thereto. A telegram, telex or similar communication waiving any such notice sent by a person entitled to notice shall be deemed equivalent to a waiver in writing signed by such person. Neither the business nor the purpose of any meeting need be specified in the waiver.

                                   ARTICLE VII

                                   AMENDMENTS

         The Board of Directors shall have the power, without the assent or vote of the shareholders, to adopt, amend or repeal the By-Laws of the Corporation by the affirmative vote of directors holding a majority of the directorships. Those shareholders of the Corporation entitled to vote shall also have the power to adopt, amend or repeal By-Laws of the Corporation provided, however, that any such action by the shareholders may be taken only at a meeting of shareholders by the affirmative vote of the holders of at least eighty (80%) per cent of the shares of capital stock of the Corporation entitled to vote thereon. Any By-Law adopted by the shareholders may be amended or repealed by the Board of Directors unless the By-Law or provision thereof specifically states that it shall not be amended or repealed by the Board of Directors in which case such By-Law or provision shall only be amended or repealed by action by the shareholders taken at a meeting of shareholders by the affirmative vote of the holders of eighty (80%) per cent of the shares of capital stock of the Corporation entitled to vote thereon. Any notice of a meeting of shareholders of the Board of Directors at which By-Laws are to be adopted, amended or repealed shall include notice of such proposed action.

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





(**) Inactive Subsidiary

                                   EXHIBIT 24


                          INDEPENDENT AUDITORS' CONSENT



Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York



We consent to the incorporation by reference in Registration Statement Nos. 33-17488, 33-47415, 33-60196 and 333-18135 on Form S-8 of our report, dated
September 13, 2000, appearing in this Annual Report on Form 10-K of The Dress Barn, Inc. and Subsidiaries for the year ended July 29, 2000.








Deloitte & Touche LLP
Stamford, Connecticut
October 25, 2000