Form 10-Q
period 2000-10-28
DRESS BARN INC
filed 2000-12-12
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 28, 2000            Commission file number 0-11736


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

              .05 par value 18,307,986 shares on November 30, 2000

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 28, 2000
                                TABLE OF CONTENTS
                                                                        Page
                                                                       Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 28, 2000 (unaudited)
                           and July 29, 2000                             I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 28, 2000 and October 30, 1999         I-4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 28, 2000 and October 30, 1999         I-6

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

         Item 3.           Defaults Upon Senior Securities                 *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                             *

         Item 5.           Other Information                               *

         Item 6.           Exhibits and Reports on Form 8-K              I-12

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                   October 28,              July 29,
ASSETS                                                                                    2000                  2000
                                                                           --------------------     -----------------
Current Assets:                                                                    (unaudited)
     Cash & cash equivalents                                                           $11,782                $2,978
     Marketable securities and investments                                             170,260               154,050
     Merchandise inventories                                                           104,195               111,901
     Prepaid expenses and other                                                          3,703                 4,851
                                                                           --------------------     -----------------
        Total Current Assets                                                           289,940               273,780
                                                                           --------------------     -----------------
Property and Equipment:
     Leasehold improvements                                                             56,567                54,749
     Fixtures and equipment                                                            132,495               128,300
     Computer software                                                                  12,688                12,294
     Automotive equipment                                                                  613                   560
                                                                           --------------------     -----------------
                                                                                       202,363               195,903
     Less accumulated depreciation and amortization                                    114,917               109,146
                                                                           --------------------     -----------------
                                                                                        87,446                86,757
                                                                           --------------------     -----------------
Deferred Taxes                                                                           9,509                 9,864
                                                                           --------------------     -----------------
Other Assets                                                                             3,871                 3,835
                                                                           --------------------     -----------------
                                                                                      $390,766              $374,236
                                                                           ====================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                           $56,690               $64,780
     Accrued expenses                                                                   45,693                39,633
     Customer credits                                                                    5,227                 5,255
     Income taxes payable                                                                8,135                 5,007
                                                                           --------------------     -----------------
        Total Current Liabilities                                                      115,745               114,675
                                                                           --------------------     -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                    --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,280,047 and 25,094,847
               shares, respectively
       Outstanding- 18,170,847 and 17,985,647
               shares, respectively                                                      1,263                 1,255
     Additional paid-in capital                                                         38,783                37,083
     Retained earnings                                                                 341,955               329,170
     Treasury stock, at cost                                                         (107,162)             (107,162)
     Accumulated other comprehensive income (loss)                                         182                 (785)
                                                                           --------------------     -----------------
                                                                                       275,021               259,561
                                                                           --------------------     -----------------
                                                                                      $390,766              $374,236
                                                                           ====================     =================

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - First Quarter
Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                  October 29,           October 30,
                                                                                         2000                  1999
                                                                            ------------------    ------------------
     Net sales                                                                       $188,328              $167,938

     Cost of sales, including
       occupancy and buying costs                                                     121,019               109,004
                                                                            ------------------    ------------------

     Gross profit                                                                      67,309                58,934

     Selling, general and
       administrative expenses                                                         43,616                40,116

     Depreciation and amortization                                                      5,770                 5,250
                                                                            ------------------    ------------------

     Operating income                                                                  17,923                13,568

     Interest income- net                                                               2,212                 1,543
                                                                            ------------------    ------------------

        Earnings before
          income taxes                                                                 20,135                15,111

     Income taxes                                                                       7,349                 5,515
                                                                            ------------------    ------------------

        Net earnings                                                                  $12,786                $9,596
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.71                 $0.48
                                                                            ==================    ==================
          Diluted                                                                       $0.68                 $0.47
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        18,031                20,084
                                                                            ------------------    ------------------
          Diluted                                                                      18,885                20,507
                                                                            ------------------    ------------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                          Thirteen Weeks Ended
                                                                                  -------------------------------------
                                                                                        October 28,        October 30,
                                                                                               2000               1999
                                                                                  ------------------   ----------------
Operating Activities:
Net income                                                                                  $12,786             $9,596
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                             5,770              5,250
      Change in deferred income taxes                                                           355              1,325
      Deferred compensation                                                                     ---                ---
Changes in assets and liabilities:
      Decrease in merchandise inventories                                                     7,706              2,863
      Decrease (increase) in prepaid expenses                                                 1,148            (1,430)
      (Increase) decrease in other assets                                                      (36)                153
      Decrease in accounts payable- trade                                                   (8,090)            (7,440)
      Increase in accrued expenses                                                            6,060              7,410
      Decrease in customer credits                                                             (28)              (178)
      Increase in income taxes payable                                                        3,128              3,093
                                                                                  ------------------   ----------------
        Total adjustments                                                                    16,013             11,046
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            28,799             20,642
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                               (6,459)            (7,108)
    Sales and maturities of marketable securities and investments                            12,966             55,913
    Purchases of marketable securities and investments                                     (28,209)           (63,948)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (21,702)           (15,143)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   26                 28
    Purchase of treasury stock                                                                   --                 --
    Proceeds from stock options exercised                                                     1,681              1,163
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                               1,707              1,191
                                                                                  ------------------   ----------------

Net increase in cash and cash equivalents                                                     8,804              6,690
Cash and cash equivalents- beginning of period                                                2,978             17,492
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $11,782            $24,182
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                               $2,500             $1,097
                                                                                  ==================   ================

See notes to unaudited condensed financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 28, 2000 and July 29, 2000, the consolidated results of its operations for the thirteen weeks ended October 28, 2000 and October 30, 1999, and cash flows for the thirteen weeks ended October 28, 2000 and October 30, 1999. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 29, 2000 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.


2.  Stock Repurchase Programs

         In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. The $75 million stock repurchase plan was completed in March 2000, with a total of approximately 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase plan. As of the date of this filing, the Company had repurchased 472,700 shares under the $50 million stock repurchase plan at an aggregate purchase price of approximately $8.5 million, with no shares repurchased since the beginning of the fiscal year.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



3. Comprehensive Income

         The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the quarter ended October 28, 2000 was $13.4 million versus $9.5 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities. The Board of Directors authorized an additional $50 million stock repurchase plan. As of October 28, 2000, the Company had repurchased approximately 473,000 shares under the $50 million stock repurchase plan at an aggregate purchase price of approximately $8.5 million. Since the beginning of the fiscal year the Company has not repurchased any additional shares


4.  Recent Accounting Pronouncements

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen-week period ended October 28, 2000, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                                          First Quarter
                                                                   % Change             % of Sales
                                                                                        ----------
                                                                   From L/Y          T/Y         L/Y
                                                                   --------          ---         ---
Net Sales                                                             12.1%
Cost of Sales, including occupancy & buying                           11.1%         64.3%        64.9%
Gross Profit                                                          14.2%         35.7%        35.1%
Selling, General and  admin. Expenses                                  8.7%         23.2%        23.9%
Depreciation and amortization                                          9.9%          3.1%         3.1%
Operating Income                                                      32.1%          9.5%         8.1%
Interest Income - Net                                                 43.4%          1.2%         0.9%
Income Before income Taxes                                            33.2%         10.7%         9.0%
Net Income                                                            33.2%          6.8%         5.7%


         Net sales increased by 12.1% to $188.3 million for the 13 weeks ended October 28, 2000 ("first quarter"), from $167.9 million for the 13 weeks ended October 30, 1999 ("last year"). The sales increase from last year was due a 5.6% increase in comparable store sales and an approximately 8% increase in total selling square footage. The Company believes the increase in comparable store sales resulted in part from a number of its strategic initiatives including the development of its Dress Barn(R) brand merchandise and brand image and the Company's ability to react to the growing customer preference for casual career wear and adapt its merchandise offerings accordingly.

         The increase in store square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. This offset the square foot reduction from the closing of underperforming stores. The number of stores in operation increased to 715 stores as of October 28, 2000, from 689 stores in operation as of October 30, 1999. During the first quarter the Company opened 31 stores and closed 5 underperforming locations. The Company's strategy for the remainder of fiscal 2001 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company mailed approximately 3.7 million catalogs during the first quarter compared to approximately 1.5 million catalogs mailed during last year's first quarter. During Spring 2000, the Company also started its e-commerce operation, selling merchandise on the internet via its web site (www.dressbarn.com). The Company's earnings per share - diluted for the first quarter were negatively impacted by approximately $.07 due to operating losses and continued expansion of its catalog and e-commerce operations. The Company believes both the catalog and e-commerce operations represent complementary channels of distribution to its existing core businesses and help drive store traffic.


         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 14.2% to $67.3 million, or 35.7% of net sales, in the first quarter from $58.9 million, or 35.1% of net sales last year. The increase in gross profit as a percentage of sales was primarily due to higher initial margins and lower markdowns. Tight inventory controls helped to increase inventory turns and minimize markdowns. Leverage from the increase in sales offset higher store occupancy costs resulting from the increase in square footage and higher rents for new stores, store expansions and lease renewals.


         Selling, general and administrative ("SG&A") expenses increased by 8.7% to $43.6 million, or 23.2% of net sales, in the first quarter from $40.1 million, or 23.9% of net sales, last year. Cost controls, productivity improvements and increases in comparable store sales more than offset increases in store operating costs, primarily selling costs due to wage pressures from a tight labor market and the SG&A of the catalog and e-commerce operations.


         Depreciation expense increased by 9.9% to $5.8 million in the first quarter from $5.2 million last year. Increases in fixed asset purchases during the last twelve months were offset in part by a reduction in the number of closed stores during the first quarter versus last year.


         Interest income - net increased by 43.4% to $2.2 million in the first quarter from $1.5 million last year. The first quarter was favorably impacted by increased funds available for investment and higher rates as compared to last year.


         Principally as a result of the above factors, net income for the first quarter was $12.8 million, or 6.8% of net sales, an increase of 33.2% from the $9.6 million, or 5.7% of net sales, for the first quarter of last year.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Liquidity and Capital Resources


         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2001 capital expenditures, other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections.



Forward-Looking Statements and Factors Affecting Future Performance


         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 29, 2000.

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