Form 10-Q
period 2001-01-27
DRESS BARN INC
filed 2001-03-13
CIK 717724

I - 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 27, 2001            Commission file number 0-11736


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

                .05 par value 18,346,368 shares on March 1, 2001

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 27, 2001
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           January 27, 2001 (unaudited)
                           and July 29, 2000                                I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           January 27, 2001 and January 29, 2000            I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Twenty-Six weeks ended
                           January 27, 2001 and January 29, 2000            I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Twenty-Six weeks ended
                           January 27, 2001 and January 29, 2000            I-6

                           Notes to Consolidated Financial
                           Statements (unaudited)                  I-7  and  I-8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                        I-9 through I-11

Part II. OTHER INFORMATION:
         Item 1.           Legal Proceedings                                  *

         Item 2.           Changes in Securities                              *

         Item 3.           Defaults Upon Senior Securities                    *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                              I-12

         Item 5.           Other Information                                  *

         Item 6.           Exhibits and Reports on Form 8-K                 I-12

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                  January 27,             July 29,
ASSETS                                                                                   2001                 2000
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $16,063               $2,978
     Marketable securities and investments                                            173,372              154,050
     Merchandise inventories                                                           88,776              111,901
     Prepaid expenses and other                                                         5,835                4,851
                                                                            ------------------    -----------------
        Total Current Assets                                                          284,046              273,780
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            57,440               54,749
     Fixtures and equipment                                                           136,223              128,300
     Computer software                                                                 13,266               12,294
     Automotive equipment                                                                 641                  560
                                                                            ------------------    -----------------
                                                                                      207,570              195,903
     Less accumulated depreciation and amortization                                   120,412              109,146
                                                                            ------------------    -----------------
                                                                                       87,158               86,757
                                                                            ------------------    -----------------
Deferred Taxes                                                                          9,298                9,864
                                                                            ------------------    -----------------
Other Assets                                                                            4,688                3,835
                                                                            ------------------    -----------------
                                                                                     $385,190             $374,236
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $48,920              $64,780
     Accrued expenses                                                                  42,644               39,633
     Customer credits                                                                   7,051                5,255
     Income taxes payable                                                                  --                5,007
                                                                            ------------------    -----------------
        Total Current Liabilities                                                      98,615              114,675
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,562,923 and 25,094,847
               shares, respectively
       Outstanding- 18,453,723 and 17,985,647
               shares, respectively                                                     1,277                1,255
     Additional paid-in capital                                                        42,088               37,083
     Retained earnings                                                                350,085              329,170
     Treasury stock, at cost                                                         (107,162)            (107,162)
     Accumulated other comprehensive income (loss)                                        287                 (785)
                                                                            ------------------    -----------------
                                                                                      286,575              259,561
                                                                            ------------------    -----------------
                                                                                     $385,190             $374,236
                                                                            ==================    =================

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Second Quarter
Amounts in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 27,          January 29,
                                                                                         2001                 2000
                                                                            ------------------    -----------------
     Net sales                                                                       $164,234             $149,548

     Cost of sales, including
       occupancy and buying costs                                                     104,457               97,252
                                                                            ------------------    -----------------

     Gross profit                                                                      59,777               52,296

     Selling, general and
       administrative expenses                                                         44,150               39,326

     Depreciation and amortization                                                      5,495                5,562
                                                                            ------------------    -----------------

     Operating income                                                                  10,132                7,408

     Interest income- net                                                               2,672                2,346
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 12,804                9,754

     Income taxes                                                                       4,674                3,561
                                                                            ------------------    -----------------

        Net earnings                                                                   $8,130               $6,193
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.44                $0.32
                                                                            ==================    =================
          Diluted                                                                       $0.43                $0.31
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        18,309               19,459
                                                                            ------------------    -----------------
          Diluted                                                                      18,921               19,876
                                                                            ------------------    -----------------


See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Six Months
Amounts in thousands except per share amounts
                                                                                    Twenty-Six Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 27,          January 29,
                                                                                         2001                 2000
                                                                            ------------------    -----------------

     Net sales                                                                       $352,562             $317,486

     Cost of sales, including
       occupancy and buying costs                                                     225,476              206,255
                                                                            ------------------    -----------------

     Gross profit                                                                     127,086              111,231

     Selling, general and
       administrative expenses                                                         87,766               79,442

     Depreciation and amortization                                                     11,265               10,812
                                                                            ------------------    -----------------

     Operating income                                                                  28,055               20,977

     Interest income- net                                                               4,884                3,889
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 32,939               24,866

     Income taxes                                                                      12,023                9,076
                                                                            ------------------    -----------------

        Net earnings                                                                  $20,916              $15,790
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $1.15                $0.80
                                                                            ==================    =================
          Diluted                                                                       $1.12                $0.78
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        18,170               19,718
                                                                            ------------------    -----------------
          Diluted                                                                      18,714               20,134
                                                                            ------------------    -----------------

See notes to consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                         Twenty-Six Weeks Ended
                                                                                  -------------------------------------
                                                                                        January 27,        January 29,
                                                                                               2001               2000
                                                                                  ------------------   ----------------
Operating Activities:
Net earnings                                                                                $20,916            $15,789
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                          11,265             10,812
      Change in deferred income taxes                                                           566                564
Changes in assets and liabilities:
      Decrease in merchandise inventories                                                    23,125             23,866
      Increase in prepaid expenses                                                             (984)            (2,385)
      Increase in other assets                                                                 (853)            (1,007)
      Decrease in accounts payable- trade                                                   (15,860)           (16,916)
      Increase in accrued expenses                                                            3,011              5,493
      Increase in customer credits                                                            1,796              1,820
      Decrease in income taxes payable                                                       (5,007)            (5,149)
                                                                                  ------------------   ----------------
        Total adjustments                                                                    17,059             17,098
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            37,975             32,887
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                               (11,666)           (10,809)
    Sales and maturities of marketable securities and investments                            21,415             10,019
    Purchases of marketable securities and investments                                      (39,665)           (18,465)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                 (29,916)           (19,255)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   52                 56
    Purchase of treasury stock                                                                  ---            (19,139)
    Proceeds from stock options exercised                                                     4,974              1,761
                                                                                  ------------------   ----------------
      Net cash provided by (used in) financing activities                                     5,026           (17,322)
                                                                                  ------------------   ----------------

Net increase (decrease) in cash and cash equivalents                                         13,085             (3,690)
Cash and cash equivalents- beginning of period                                                2,978             17,492
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $16,063            $13,802
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $18,374            $13,087
                                                                                  ==================   ================

See notes to consolidated financial statements (unaudited)

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of January 27, 2001 and July 29, 2000, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 27, 2001 and January 29, 2000, and cash flows for the twenty-six weeks ended January 27, 2001 and January 29, 2000. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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


2.  Stock Repurchase Program

         In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock at prevailing market prices for up to an aggregate amount of $75 million. The $75 million stock repurchase plan was completed in March 2000, with a total of approximately 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase plan. As of the date of this filing, the Company had repurchased 622,700 shares under the $50 million stock repurchase plan at an aggregate purchase price of approximately $12.3 million, with 150,000 shares repurchased subsequent to January 27, 2001 at an aggregate purchase price of approximately $3.8 million.


3. Comprehensive Income

         The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the six months ended January 27, 2001 was $21.8 million versus comprehensive income of $15.1 million for the six months ended January 29, 2000. Total comprehensive income for the quarter ended January 27, 2001 was $8.2 million versus $6.0 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.  Recent Accounting Pronouncements

         Effective for its fiscal year ending July 29, 2000 ("fiscal 2000"), the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company adopted SAB 101 the fourth quarter of fiscal 2000. The effect of this change in accounting did not have a material impact on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999, established standards for the recognition and measurement of derivatives and hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", which amended SFAS 133's effective date to fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, the beginning of its fiscal year ending July 28, 2001 ("fiscal 2001"). The Company does not currently engage in these types of risk management or investment activities. As a result, the adoption of SFAS 133, as amended, did not have any impact on the Company's financial position or results of operations.

         Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", requires that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Also, the classification of shipping and handling costs should be disclosed as an accounting policy. Currently, the Company includes revenues and costs of shipping and handling in SG&A expenses. As required, the Company will reclassify fiscal 2001's shipping and handling revenue at fiscal 2001 year-end. The Company does not expect this reclassification to have a material impact on the Company's financial position or results of operations.


5.  Qualitative Market Risk

            The Company's cash, cash equivalents, marketable securities and investments consist primarily of money market funds and short and medium-term municipal bonds, most of which are fully insured, guaranteed by the issuer or guaranteed by letters of credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 27, 2001, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:



                                                      Second Quarter                            Six Months
                                                      --------------                            ----------
                                                % Change        % of Sales             % Change         % of Sales
                                                                ----------                              ----------
                                                from L/Y      T/Y         L/Y          from L/Y       T/Y         L/Y
                                                --------      ---         ---          --------       ---         ---
Net Sales                                         9.8%                                    11.0%
Cost of Sales, including
   Occupancy & Buying                             7.4%        63.6%      65.0%             9.3%       64.0%      65.0%
Gross Profit                                     14.3%        36.4%      35.0%            14.3%       36.0%      35.0%
Selling, General and
   Admin. Expenses                               12.3%        26.9%      26.3%            10.5%       24.9%      25.0%
Depreciation and Amortization                    -1.2%         3.3%       3.7%             4.2%        3.2%       3.4%
Operating Income                                 36.8%         6.2%       5.0%            33.7%        7.9%       6.6%
Interest Income - Net                            13.9%         1.6%       1.6%            25.6%        1.4%       1.2%
Earnings Before Income Taxes                     31.3%         7.8%       6.6%            32.5%        9.3%       7.8%
Net Earnings                                     31.3%         5.0%       4.2%            32.5%        5.9%       4.9%


         Net sales for the thirteen weeks ended January 27, 2001 (the "second quarter") increased by 9.8% to $164.2 million from $149.5 million for the thirteen weeks ended January 29, 2000 (the "prior period"). The sales increase from the prior period was due to a 1.7% increase in comparable store sales and an approximately 8% increase in average total selling square footage. The Company believes the increase in comparable store sales resulted in part from a number of its strategic initiatives including the development of its Dress Barn(R) brand merchandise and brand image and the Company's ability to react to the growing customer preference for casual career wear and adapt its merchandise offerings accordingly. Net sales for the twenty-six weeks ended January 27, 2001 (the "six months") increased by 11.0% to $352.6 million from $317.5 million for the twenty-six weeks ended January 29, 2000 (the "prior six-month period"). Comparable store sales for the six months increased 3.7% versus the prior six-month period. Store square footage increased an average of 8% versus the prior six-month period.

         The increase in square footage was due to the opening of 33 new stores during the six months (29 of which were combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise), and the conversion of 8 single-format stores into combo stores during the six months. These store openings offset the square footage reduction from the closing of 21 underperforming stores during the six months (18 of which were closed during the second quarter). During the second quarter, which includes the holiday season, the Company opened 4 new stores and converted 4 single-format stores into combo stores.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As of January 27, 2001, the Company had 701 stores in operation, (226 Dress Barn stores, 57 Dress Barn Woman stores and 418 combo stores), versus 672 stores in operation at January 29, 2000, (255 Dress Barn stores, 57 Dress Barn Woman stores and 360 combo stores). The Company's strategy for the remainder of fiscal 2001 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. The Company anticipates opening approximately 30 stores and closing approximately 15 stores during the remainder of the fiscal year.


         The Company mailed approximately 6.0 million catalogs during the six months compared to approximately 3.7 million catalogs mailed during the prior six-month period. The Company's earnings per share - diluted for the second quarter and six months were negatively impacted by approximately $.09 and $.16, respectively, due to operating losses and continued expansion of its catalog and e-commerce operations. The Company believes both the catalog and e-commerce operations represent complementary channels of distribution to its existing core business and help drive store traffic.


         Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the second quarter increased by 14.3% to $59.8 million, or 36.4% of net sales, from $52.3 million, or 35.0% of net sales, for the prior period. For the six months, gross profit increased 14.3%, to $127.1 million from $111.2 million from the prior six months. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the Company's increased mix to more Dress Barn(R) brand merchandise and lower markdowns due to tight inventory controls, which helped increase inventory turns and minimize markdowns. Leverage from the increase in sales offset higher store occupancy costs resulting from the increase in square footage and higher rents for new stores, store expansions and lease renewals.


         Selling, general and administrative (SG&A) expenses were $44.2 million in the second quarter as compared to $39.3 million in the prior period. For the six months, SG&A expenses were $87.8 million versus $79.4 million in the prior six-month period. These increases in SG&A expenses were primarily due to increases in store operating costs, primarily selling costs resulting from the tight labor market, and higher utility costs. In addition, SG&A expenses included ongoing costs for the Dress Barn Catalog and e-commerce operations. SG&A expenses (excluding depreciation) increased as a percentage of sales from 26.3% to 26.9% for the second quarter and decreased from 25.0% to 24.9% of sales in the six months. The increase in SG&A expenses as a percentage of sales in the second quarter resulted from insufficient leverage from the increase in comparable store sales to offset the additional SG&A expenses.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         Depreciation decreased slightly to $5.5 million in the second quarter from $5.6 million in the prior period. Increases in fixed asset purchases during the prior twelve months were offset by a reduction in the number of closed stores versus last year. During the second quarter the Company closed 18 stores versus 21 stores closed last year during the same period.


         Interest income increased to $2.7 million in the second quarter this year and $4.9 million in the six months versus $2.3 million in the prior quarter and $3.9 million in the prior six-month period. These increases were due to increases in available funds for investment, offset in part by lower rates during the second quarter as compared to the prior period.


         The effective tax rates for both the three-month and six-month periods were 36.5%, the same as for the fiscal year ended July 29, 2000.


         Principally as a result of the above factors, net income for the second quarter was $8.1 million, an increase of 31.3% from the $6.2 million of net income in the prior period. Net income for the six months increased 32.5% to $20.9 million, versus $15.8 million for the prior year's comparable period.


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Company's Shareholders was held on December 11, 2000.


         (b) The Company's shareholders voted for the reelection of Roslyn S. Jaffe and Donald Jonas, as Directors of the Company (15,279,566 and 15,499,386 shares, respectively, voted for reelection and 409,249 and 189,429 shares, respectively, withheld authority with respect for such nominees).


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