Form 10-Q
period 2001-04-28
DRESS BARN INC
filed 2001-06-11
CIK 717724

I - 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 28, 2001             Commission file number 0-11736


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

                 .05 par value 18,263,265 shares on June 6, 2001

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 28, 2001
                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           April 28, 2001 (unaudited)
                           and April 29, 2000                                                          I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           April 28, 2001 and April 29, 2000                                           I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirty-nine weeks ended
                           April 28, 2001 and April 29, 2000                                           I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirty-nine weeks ended
                           April 28, 2001 and April 29, 2000                                           I-6

                           Notes to Condensed Financial
                           Statements (unaudited)                                            I-7 through I-8

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

         Item 3.           Defaults Upon Senior Securities                                               *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                                                           *

         Item 5.           Other Information                                                             *

         Item 6.           Exhibits and Reports on Form 8-K                                           I-12

o        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data

                                                                                    April 28,             July 29,
ASSETS                                                                                   2001                 2000
                                                                            ------------------    -----------------
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $40,356               $2,978
     Marketable securities and investments                                            152,695              154,050
     Merchandise inventories                                                          106,769              111,901
     Prepaid expenses and other                                                         3,717                4,851
                                                                            ------------------    -----------------
        Total Current Assets                                                          303,537              273,780
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            59,109               54,749
     Fixtures and equipment                                                           142,393              128,300
     Computer software                                                                 13,651               12,294
     Automotive equipment                                                                 547                  560
                                                                            ------------------    -----------------
                                                                                      215,700              195,903
     Less accumulated depreciation and amortization                                   127,428              109,146
                                                                            ------------------    -----------------
                                                                                       88,272               86,757
                                                                            ------------------    -----------------
Deferred Taxes                                                                          9,046                9,864
                                                                            ------------------    -----------------
Other Assets                                                                            4,691                3,835
                                                                            ------------------    -----------------
                                                                                     $405,546             $374,236
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $60,660              $64,780
     Accrued expenses                                                                  51,371               39,633
     Customer credits                                                                   6,131                5,255
     Income taxes payable                                                                   0                5,007
                                                                            ------------------    -----------------
        Total Current Liabilities                                                     118,162              114,675
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,605,899 and 25,094,847
               shares, respectively
       Outstanding- 18,231,699 and 17,985,647
               shares, respectively                                                     1,280                1,255
     Additional paid-in capital                                                        43,058               37,083
     Retained earnings                                                                356,285              329,170
     Treasury stock, at cost                                                        (113,574)             (107,162)
     Unrealized holding gain (loss) on investments                                        335                 (785)
                                                                            ------------------    -----------------
                                                                                      287,384              259,561
                                                                            ------------------    -----------------
                                                                                     $405,546             $374,236
                                                                            ==================    =================

See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Third Quarter
Amounts in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                    April 28,             April 29,
                                                                                         2001                  2000
                                                                            ------------------    ------------------
     Net sales                                                                       $165,111              $162,992

     Cost of sales, including
       occupancy and buying costs                                                     105,024               104,878
                                                                            ------------------    ------------------

     Gross profit                                                                      60,087                58,114

     Selling, general and
       administrative expenses                                                         46,049                40,942

     Depreciation and amortization                                                      6,105                 5,952
                                                                            ------------------    ------------------

     Operating income                                                                   7,933                11,220

     Interest income- net                                                               1,778                 2,005
                                                                            ------------------    ------------------

        Income before
          income taxes                                                                  9,711                13,225

     Income taxes                                                                       3,556                 4,827
                                                                            ------------------    ------------------

        Net Income                                                                     $6,155                $8,398
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.34                 $0.45
                                                                            ==================    ==================
          Diluted                                                                       $0.33                 $0.44
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        18,360                18,465
                                                                            ------------------    ------------------
          Diluted                                                                      18,889                18,875
                                                                            ------------------    ------------------

See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Nine Months
Amounts in thousands except per share amounts

                                                                                     Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 28,            April 29,
                                                                                         2001                 2000
                                                                            ------------------    -----------------

     Net sales                                                                       $517,673             $480,478

     Cost of sales, including
       occupancy and buying costs                                                     330,500              311,133
                                                                            ------------------    -----------------

     Gross profit                                                                     187,173              169,345

     Selling, general and
       administrative expenses                                                        133,815              120,384

     Depreciation and amortization                                                     17,370               16,764
                                                                            ------------------    -----------------

     Operating income                                                                  35,988               32,197

     Interest income- net                                                               6,662                5,894
                                                                            ------------------    -----------------

        Income before
          income taxes                                                                 42,650               38,091

     Income taxes                                                                      15,579               13,903
                                                                            ------------------    -----------------

        Net Income                                                                    $27,071              $24,188
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $1.48                $1.25
                                                                            ==================    =================
          Diluted                                                                       $1.44                $1.23
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        18,233               19,300
                                                                            ------------------    -----------------
          Diluted                                                                      18,760               19,711
                                                                            ------------------    -----------------

See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                           Thirty-Nine Weeks Ended
                                                                                  -------------------------------------
                                                                                          April 28,          April 29,
                                                                                               2001               2000
                                                                                  ------------------   ----------------
Operating Activities:
Net income                                                                                  $27,071            $24,188
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                            17,370             16,764
      Change in deferred income taxes                                                           818                863
Changes in assets and liabilities:
      Decrease (increase) in merchandise inventories                                          5,132              (717)
      Decrease (increase) decrease in prepaid expenses                                        1,134            (2,685)
      (Increase) decrease in other assets                                                     (856)            (1,077)
      (Decrease) increase in accounts payable- trade                                        (4,120)              6,023
      Increase in accrued expenses                                                           11,738              8,949
      Increase in customer credits                                                              876              1,121
      Decrease in income taxes payable                                                      (5,007)            (2,870)
                                                                                  ------------------   ----------------
        Total adjustments                                                                    27,085             26,371
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            54,156             51,748
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                              (18,885)           (19,457)
    Sales and maturities of marketable securities and investments                          (29,975)             54,734
    Purchases of marketable securities and investments                                       32,450           (64,201)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (16,410)           (28,924)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   78                138
    Purchase of treasury stock                                                              (6,412)           (31,351)
    Proceeds from stock options exercised                                                     5,966              2,393
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                               (368)           (28,874)
                                                                                  ------------------   ----------------

Net (decrease) increase in cash and cash equivalents                                         37,378            (7,239)
Cash and cash equivalents- beginning of period                                                2,978             17,492
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $40,356            $10,253
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $27,071            $18,345
                                                                                  ==================   ================

See notes to unaudited consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of April 28, 2001 and July 29, 2000, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 28, 2001 and April 29, 2000, and cash flows for the thirty-nine weeks ended April 28, 2001 and April 29, 2000. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

1.  Stock Repurchase Program

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock for up to an aggregate amount of $75 million. The $75 million stock repurchase program was completed in March 2000, with a total of approximately 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 737,700 shares under the second $75 million stock repurchase program at an aggregate purchase price of approximately $14.9 million. During the 13 weeks ended April 28, 2001, 265,000 shares were repurchased at an average price of $24.15 totaling approximately $6.4 million.

2. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the nine months ended April 28, 2001 was $28.1 million versus comprehensive income of $23.1 million for the nine months ended April 29, 2000. Total comprehensive income for the quarter ended April 28, 2001 was $6.2 million versus $8.3 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Recent Accounting Pronouncements

     Effective for its fiscal year ended July 29, 2000 ("fiscal 2000"), the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company adopted SAB 101 the fourth quarter of fiscal 2000. The effect of this change in accounting did not have a material impact on the Company's financial position or results of operations.

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

4.  Qualitative Market Risk

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 28, 2001, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                            Third Quarter                             Nine Months
                                            -------------                             -----------
                                       % Change       % of Sales                 % Change       % of Sales
                                                      ----------                                ----------
                                       from L/Y      T/Y           L/Y           from L/Y      T/Y           L/Y
                                       --------      ---  -        ---           --------      -----        -----
Net Sales                                  1.3%                                      7.7%
Cost   of   Sales,   including
occupancy & Buying                         0.1%       63.6%      64.3%               6.2%       63.8%      64.8%
Gross Profit                               3.4%       36.4%      35.7%              10.5%       36.2%      35.2%
Selling, General and
   admin. Expenses                        12.5%       27.9%      25.1%              11.2%       25.8%      25.1%
Depreciation and
   amortization                            2.6%        3.7%       3.7%               3.6%        3.4%       3.5%
Operating Income                         -29.3%        4.8%       6.9%              11.8%        7.0%       6.7%
Interest Income - Net                    -11.3%        1.1%       1.2%              13.0%        1.3%       1.2%
Income Before
   income Taxes                          -26.6%        5.9%       8.1%              12.0%        8.2%       7.9%
Net Income                               -26.7%        3.7%       5.2%              11.9%        5.2%       5.0%


     Net sales for the thirteen weeks ended April 28, 2001 (the "third quarter") increased by 1.3% to $165.1 million from $163.0 million for the thirteen weeks ended April 29, 2000 (the "prior period"). Net sales for the third quarter were negatively impacted by a 6% decrease in comparable store sales versus a 6% increase in comparable store sales in the prior period. The Company believes the decrease in comparable store sales resulted from unseasonable weather throughout the country during the third quarter, and to some extent, the changing economic retail climate. Net sales for the thirty-nine weeks ended April 28, 2001 (the "nine months") increased by 7.7% to $517.7 million from $480.5 million for the thirty-nine weeks ended April 29, 2001 (the "prior nine months"). Comparable store sales for the nine months increased 1% versus the prior nine months. Store square footage increased an average of 9% versus the prior nine months. The increase in square footage was due to the opening of 66 new stores during the nine months (56 of which were combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise), and the conversion of 15 single-format stores into combo stores during the nine months. These store openings offset the square footage reduction from the closing of 21 underperforming stores during the nine months (1 of which was closed during the third quarter) versus 34 stores closed during the prior nine months (4 of which were closed during the prior period). During the third quarter the Company opened 27 new Combo stores and converted 5 single-format stores into combo stores.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


     As of April 28, 2001, the Company had 734 stores in operation, (227 Dress Barn stores, 57 Dress Barn Woman stores and 450 combo stores), versus 691 stores in operation at April 29, 2000, (252 Dress Barn stores, 57 Dress Barn Woman stores and 382 combo stores). The Company's strategy is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion continues to focus primarily on expanding in the Company's existing major trading markets, in many cases seeking a downtown location and/or adding to a cluster of suburban or other locations. The Company currently anticipates opening 2 stores and closing approximately 15 stores during the last quarter of the fiscal year.

     The Company continues to expand both its catalog and e-commerce operations. The Company is integrating these operations with its store operations. The Company believes both the catalog and e-commerce operations represent complementary channels of distribution to its existing core business, and help to drive store traffic. The Company's earnings per share - diluted for the third quarter and nine months were negatively impacted by approximately $.14 and $.30, respectively, due to operating losses and expenses relating to the continued expansion of its catalog and e-commerce operations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the third quarter increased by 3.4% to $60.1 million, or 36.4% of net sales, from $58.1 million, or 35.7% of net sales, for the prior period. For the nine months, gross profit increased 10.5%, to $187.2 million from $169.3 million from the prior nine months. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the Company's increased mix to more Dress Barn(R) brand merchandise and lower markdowns due to tight inventory controls, which helped increase inventory turns and minimize markdowns. Leverage from the increase in sales offset higher store occupancy costs resulting from the increase in square footage and higher rents for new stores, store expansions and lease renewals.

     Selling, general and administrative (SG&A) expenses were $46.0 million in the third quarter as compared to $40.9 million in the prior quarter. For the nine months, SG&A expenses were $133.8 million versus $120.4 million last year. These increases in SG&A expenses were principally due to increases in store operating costs, primarily store selling costs resulting from the tight labor market and higher utility costs. In addition, SG&A included the ongoing costs for the Dress Barn Catalog and e-commerce operations. As a percentage of sales, SG&A increased to 27.9% in the third quarter from 25.1% for the prior period, due a combination of negative leverage from the 6% decrease in comparable store sales, increases in store operating costs and catalog and e-commerce expenses. For the nine-month period, SG&A expenses as a percentage of sales increased from 25.1% to 25.8% as a result of increased catalog and e-commerce costs and minimal leverage from the 1% increase in comparable store sales.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

     Depreciation expense was $6.1 million in the third quarter and $17.4 million in the nine months as compared to $6.0 million and $16.8 million in the prior periods, respectively. Increases in fixed asset purchases during the last twelve months were offset in part by a reduction in the number of closed stores versus the prior periods. During the third quarter the Company closed 1 store versus 4 stores closed last year during the same period.

     Interest income was $1.8 million in the third quarter and $6.7 million in the nine months as compared to $2.0 million and $5.9 million in the prior periods. The decrease in the third quarter was due to lower rates when compared to the prior period, offset in part by increases in available funds for investment.

     The effective tax rates for both the three-month and nine-month periods were 36.5%, the same as for the fiscal year ended July 29, 2000.

     Principally as a result of the above factors, net income for the third quarter was $6.1 million, a decrease of 26.7% from the $8.4 million of net income in the prior period. Net income for the nine months increased 11.9% to $27.1 million, versus $24.2 million for the prior year's comparable period.

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


(a)      Exhibits

                  10(rr)   Employment Agreement with Kathryn J. Bufano-Foster.

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