Form 10-K
period 2001-07-28
DRESS BARN INC
filed 2001-10-26
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2001           Commission file number 0-11736

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

     As of October 25, 2001, 18,323,447 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 24, 2001 closing price of $21.20 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $301.9 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,082,995 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 2001 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 28, 2001
                                TABLE OF CONTENTS

PART I                                                                      PAGE
     Item 1   Business
              General                                                         3
              Company Strengths and Strategies                                3
              Merchandising                                                   6
              Buying and Distribution                                         7
              Store Locations and Properties                                  8
              Operations and Management                                       10
              Advertising and Marketing                                       11
              Management Information Systems                                  11
              Trademarks                                                      12
              Employees                                                       12
              Seasonality                                                     12
              Forward-Looking Statement and Factors Affecting Future          13
                 Performance
     Item 2   Properties                                                      15
     Item 3   Legal Proceedings                                               16
     Item 4   Submission of Matters to a Vote of Security Holders             16
     Item 4A  Executive Officers of the Registrant                            17

PART II
     Item 5   Market for Registrant's Common Stock and                        19
                 Related Security Holders Matters
     Item 6   Selected Financial Data                                         20
     Item 7   Management's Discussion and Analysis of                         21
                 Financial Condition and Results of Operations

     Item 8   Financial Statement and Supplementary Data                      25
     Item 9   Changes in and Disagreements with Accountants                   25
                 on Accounting and Financial Disclosure

PART III
     Item 10  Directors and Executive Officers of the Registrant              25
     Item 11  Executive Compensation                                          25
     Item 12  Security Ownership of Certain Beneficial Owners                 25
                 and Management
     Item 13  Certain Relationships and Related Transactions                  25

PART IV
     Item 14  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                  26

                                     PART I

ITEM 1.  BUSINESS


General


     Dress Barn operates a national chain of specialty stores offering in-season, moderate to better quality career and casual fashion to the working woman at value prices. The Company differentiates itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own line of private brands, which constituted approximately 80% of net sales for the fiscal year ended July 28, 2001 ("fiscal 2001").

     The Company operates primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and larger-sized Dress Barn Woman merchandise, as well as freestanding Dress Barn and Dress Barn Woman stores. As of July 28, 2001, the Company operated 720 stores in 43 states and the District of Columbia, consisting of 441 Combo Stores, 224 Dress Barn stores and 55 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 9,000 square feet. The Company sells through its mail-order catalog and its internet site (www.dressbarn.com), which gives the Company multiple channels of distribution, and the ability to target multiple groups of potential customers while providing its current customers with the convenience of seeing and buying its merchandise in new ways.

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

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value for the working woman. The Company's over 700 store locations provide it with a nationally recognized name. In addition, the Company believes it has developed high awareness among its target customers through on-going advertising and targeted marketing activities.

     The Company has developed and maintains strong and lasting relationships with its domestic and offshore vendors, including its buying agents, often being one of their largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchasing terms, exclusive merchandise and expedited delivery times.

     The senior members of the Company's management team, with one exception, have worked together at Dress Barn for many years, with each also having substantial previous fashion retailing experience. During fiscal 2001, the Company added another experienced executive to its management team. Kathryn Bufano Foster joined the company as President and Chief Merchandising Officer. Refer to Executive Officers of the Registrant, below.

     The Company has repositioned itself to appeal to a younger-feeling customer while maintaining the Company's focus on its target customer. This repositioning included evolving the existing Dress Barn image, building brand awareness, adopting a new logo and creating a "personality" for Dress Barn that is unique and proprietary to the marketplace. This included developing Dress Barn into a national brand, enhancing its merchandise and its stores. During fiscal 2000 the Company undertook a national "lifestyle" marketing campaign, to further strengthen and develop the Dress Barn brand. During fiscal 2001 the Company expanded the use of its Dress Barn(R) label to approximately 80% of its merchandise offerings. During the year ending July 27, 2002 ("fiscal 2002"), the Company intends to expand its Dress Barn(R) label to virtually all of its private brand merchandise offerings, emphasizing quality, value and fashion. In addition, during fiscal 2002, the Company plans to conduct extensive customer surveys and launch a comprehensive brand image campaign for the Spring 2002 selling season.

     The Company's merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to its customers' demands. The merchandise mix has evolved to more younger-feeling and contemporary in style. Assortments are narrower to provide better edited, but deeper, assortments for added depth in stock and more appealing merchandise presentation. In addition, the Company has developed a new store design prototype that features an easier to shop layout, warmer colors and redesigned fixtures for enhanced merchandise presentation. During fiscal 2001, the Company updated to the new prototype design or remodeled approximately 75 stores; the Company plans to update or remodel approximately 100 of its store locations during fiscal 2002.

     In September 1999, the Company launched its mail order catalog. In Spring 2000, the Company launched e-commerce sales on its internet site (www.dressbarn.com). Over eleven million catalogs were mailed during fiscal 2001, with a larger number planned to be mailed during fiscal 2002 to both existing and prospective customers, with the hope of driving them into the store, as well as offering the opportunity to purchase by phone, mail or online. The Company believes these sales channels will help to increase overall revenue growth, as well as drive store traffic. In August 2001, the Company moved its fulfillment operations in-house to enhance customer service and reduce fulfillment costs. In addition, to reduce merchandising and overhead costs and promote a cohesive brand image, the Company is closely integrating its catalog and e-commerce operations with its retail operations for fiscal 2002. This includes sharing merchandising functions and the utilization of only store merchandise in its catalogs, plus coordinating its promotions and marketing efforts with corresponding retail operations.

     Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company continues to enhance its management information systems. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing immediate sales, inventories and other operational data. The Company recently upgraded all of its store personal computers and related software, and plans to complete the upgrade of its back-office store system software during fiscal 2002. In addition, the Company plans to begin upgrading its store locations' cash register software and hardware to an enhanced PC-based system during fiscal 2002. The Company's distribution center systems continue to be refined, further reducing per-unit distribution costs.

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

     The Company believes it has become the leading national chain of value-priced specialty stores offering in-season career and casual fashions to the moderate-income working woman. Dress Barn seeks to be the destination value specialty retailer brand in the immediate trading area of its units for consumers at moderate price points. The Company has developed the following strategies: (i) utilize Dress Barn(R) as a brand, have it recognized as an authority in its core categories with merchandise that provides shoppers with desired quality at value prices; (ii) gradually evolve Dress Barn's merchandise focus to include more fashion with a "soft separates" focus; (iii) continue to open Combo Stores with added concentration on downtown and urban locations; (iv) further develop customer targeted marketing, utilizing cross marketing between its retail, catalog and e-commerce customers, and (v) further improve customer service.

     The Company has gradually increased the percentage of merchandise manufactured for sale under the Dress Barn(R) label as well as its other private brands, to approximately 80% of the Company's net sales for fiscal 2001. In fiscal 2002 the Company intends to further increase the percentage of sales from its private brand merchandise, of which the vast majority will carry the Dress Barn(R) label. In addition, approximately 10% of the Company's net sales are from merchandise produced by national brand manufacturers exclusively for Dress Barn.

     The Company's stores carry a broad assortment of career and casual wear, including casual, career and special occasion dresses, sweaters, knitwear, both casual and career pants and skirts, separates and suits, carefully edited to suit the lifestyle needs of its target customer. Dress Barn does not seek to dictate fashion trends; rather it offers current styles but avoids trendy merchandise that is subject to rapidly changing consumer tastes.

     Based on the success of its larger size Combo Stores, the Company expects most fiscal 2002 store openings to be Combo Stores between 8,000 and 9,000 square feet. Future Combo store openings will likely include expanded areas for shoes, petites and other new merchandise categories. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. If sufficient space is not available in a desirable shopping center for a Combo store, the Company may open a separate Dress Barn or Dress Barn Woman location in that center. Of the approximately 60 additional stores that the Company plans to open by the end of fiscal 2002, approximately 50 are expected to be new stores and approximately 10 are expected to be conversions to Combo locations from existing Dress Barn or Dress Barn Woman stores. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and outlet locations.

     In conjunction with its strategy of adding primarily Combo Stores, the Company continues to close or relocate its underperforming locations and expects to close approximately 40 such locations during fiscal 2002, compared to 37 closed in fiscal 2001. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new Combo Stores, net of store closings, resulted in an aggregate store square footage increase of approximately 7% in fiscal 2001, and is expected to result in a 7% increase in fiscal 2002.

     The Company uses several marketing tools, such as transactional analyses through point-of-sale systems and customer surveys, in order to determine the preferences of its target customers, working women ages 25-55. In Fall 2001, the Company is implementing a customer relationship management program, headed by two experienced executives. This system is designed to track customer transactions, with the ability target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The Company believes these efforts can lead to increased sales and a more loyal customer base. In addition, the Company is actively marketing its Dress Barn private label credit card membership, with 1.5 million cardholders as of the end of fiscal 2001. The credit card purchasing information, combined with those from store, catalog and e-commerce transactions, is creating a valuable customer database for targeted marketing programs. The Company believes it complies with current consumer privacy rules and regulations for the protection of its customers.

     Dress Barn continually seeks to improve the customer's shopping experience. The Company's enhanced store systems enable store managers and sales associates to spend more time servicing customers. The Company utilizes an ongoing video-training program to improve customer service and sales associates' product knowledge and selling skills.

     To further enhance shareholder value, in October 1998, the Company's Board of Directors authorized the Company to repurchase up to $75 million of the Company's common stock. The Company completed this authorization during fiscal 2000, purchasing a total of 4.8 million shares at an average price of $15.62 per share. In March 2000, the Company's Board of Directors approved an authorization to repurchase an additional $50 million of the Company's common stock, which was increased to $75 million in April 2001. Through the end of fiscal 2001, the Company had repurchased 782,700 shares (or approximately 21% of the additional authorization) at an aggregate cost of approximately $15.9 million.


Merchandising

     In addition to the Company's broad assortment of career and casual wear, the Company offers other wardrobe items including accessories, jewelry, hosiery and shoes. There are separate merchandising teams for Dress Barn and Dress Barn Woman. Starting in fiscal 2002, the Company intentention is that all of its catalog and e-commerce merchandise offerings will consist only of store merchandise, utilizing the stores' merchandising teams. The Company is developing cross-marketing strategies covering store, catalog and e-commerce merchandise. This includes featuring the same merchandise, pricing, promotions and return policies across all three channels.

     The use of its own label and private brands in general improves the Company's control over the flow of merchandise into its stores and enables the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes its private brands provide it with more flexibility in the marketing process by allowing for higher initial mark-ons. The Company believes it has the expertise to execute its Dress Barn brand strategy due to its extensive experience sourcing goods (primarily overseas), its position as a merchandiser of established fashions, and its prior experience with private brands. The percentage of the Company's sales generated from all private brand labels has increased to approximately 80% in fiscal 2001, from 75% in fiscal 2000 and 70% in fiscal 1999.

     The Company continues to expand its shoe and petite-size departments. As of July 28, 2001, 290 stores had shoe departments and 113 stores featured petites. The Company currently plans to increase by a net of approximately 20 shoe departments and approximately 10 petite departments in fiscal 2002.

     Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of the President and five merchandise managers. Catalog and e-commerce merchandising is under the direction of the Company's President and the Catalog's General Manager. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality in season merchandise, with approximately 60% of the Company's sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of the Company's sales volume consists of dresses, suits, blazers, outerwear and accessories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise.


Buying and Distribution


     Buying is conducted on a departmental basis for Dress Barn and Dress Barn Woman by the Company's staff of over 45 buyers and assistant buyers supervised by the President and five merchandise managers. Buying for the catalogs and e-commerce is shared with the buyers of store merchandise, supervised by both the Company's President and the Catalog's General Manager. The Company also uses independent buying representatives in New York and overseas. The Company obtains its nationally branded merchandise from approximately 200 vendors and its private brand merchandise from approximately 65 vendors, and no vendor accounted over 5% of the Company's purchases. In fiscal 2001, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of the Company's purchases. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as dresses, t-shirts, socks and hosiery to approximately six months for items such as suits and sweaters.

     All merchandise for its stores is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company uses its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and typically requires them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over 40% is pre-packaged for distribution to stores, which allows cross-docking in the distribution center to the stores. In addition, over half of the hanging garments purchased by the Company are delivered on floor-ready hangers. Beginning in August 2001, merchandise for the catalog and e-commerce operations is also being received at the Company's Suffern location, where the merchandise is stored, processed and shipped directly to the customer. The Company no longer utilizes a third party for the catalog and e-commerce operations' fulfillment functions.

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

Store Locations and Properties

     As of July 28, 2001, the Company operated 720 stores in 43 states and the District of Columbia. 404 of the stores were conveniently located in strip centers and 250 stores were located in outlet centers. During fiscal 2001, no store accounted for as much as 1% of the Company's total sales. The following table indicates the type of shopping facility in which the stores were located:

                                                                                   Dress Barn
                                                              Dress Barn                Woman              Combo
      Type of Facility                                            Stores               Stores             Stores            Total
Strip Shopping Centers                                               126                   24                254              404
Outlet Malls and Outlet Strip Centers                                 67                   26                157              250
Free Standing, Downtown and Enclosed Malls                            31                    5                 30               66(*)

Total                                                                224                   55                441              720
                                                                     ---                   --                ---              ---

(*) Includes 25 downtown locations

     The table on the following page indicates the states in which the stores operating on July 28, 2001 were located, and the number of stores in each state:

Location                                                                    DB                DBW              Combos
                                                                       -------            -------              ------
Alabama                                                                      -                  -                   6
Arizona                                                                      3                  -                   6
Arkansas                                                                     -                  -                   2
California                                                                  19                  3                  16
Colorado                                                                     4                  1                   8
Connecticut                                                                  8                  3                  21
District of Columbia                                                         1                  -                   1
Delaware                                                                     3                  1                   3
Florida                                                                     11                  1                  15
Georgia                                                                      4                  2                  20
Idaho                                                                        -                  -                   2
Illinois                                                                     3                  -                  24
Indiana                                                                      5                  -                   5
Iowa                                                                         -                  -                   3
Kansas                                                                       -                  -                   4
Kentucky                                                                     1                  -                   6
Louisiana                                                                    -                  -                   4
Maine                                                                        2                  1                   -
Maryland                                                                     7                  2                  17
Massachusetts                                                               11                  2                  23
Michigan                                                                     8                  1                  23
Minnesota                                                                    1                  -                   4
Mississippi                                                                  -                  -                   6
Missouri                                                                     3                  2                  12
Nebraska                                                                     -                  -                   4
Nevada                                                                       2                  -                   4
New Hampshire                                                                1                  -                   5
New Jersey                                                                  21                  9                  18
New York                                                                    27                  4                  35
North Carolina                                                              10                  5                  16
Ohio                                                                         6                  1                  14
Oklahoma                                                                     -                  -                   2
Oregon                                                                       2                  2                   2
Pennsylvania                                                                24                  6                  18
Rhode Island                                                                 2                  -                   2
South Carolina                                                               9                  2                   7
Tennessee                                                                    4                  2                  11
Texas                                                                        6                  1                  37
Utah                                                                         2                  1                   4
Vermont                                                                      -                  -                   2
Virginia                                                                    13                  2                  18
Washington                                                                   1                  1                   5
West Virginia                                                                -                  -                   1
Wisconsin                                                                    -                  -                   5
Total                                                                      224                 55                 441
                                                                           ---                 --                 ---

Operations and Management


     In considering new store locations, the Company's focus is on expanding in its existing major trading and high-density markets, in certain cases seeking downtown or urban locations and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian and mass transit traffic patterns, proximity to major corporate centers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations the Company considers the concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

     The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all of the stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer complete outfits coordinated from among the stores' fashion offerings. The Company has updated its interior signage and fixturing for a more open and easier to shop environment. During fiscal 2001 the Company updated 50 of its existing stores and plans over time to update the many of its remaining stores.

     All stores are directly managed and operated by the Company. Each store is staffed by a supervisor, who may be the store manager, and at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The supervisors and sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 10 Regional Sales Managers and approximately 95 District Sales Managers. District sales managers typically visit each store at least once a week to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

     The Company motivates its sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) ongoing video training, (ii) manuals and (iii) one-on-one training of sales associates by store managers.

     Approximately 64% of the Company's sales in fiscal 2001, versus 61% in fiscal 2000, were paid for by credit card, with the remainder being paid by cash or check. This increase was partially due to the catalog and e-commerce sales, which are virtually all credit card sales, and the Company's increased promotion of the Dress Barn card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn card but pays a percentage of sales as a service charge. As of July 28, 2001, the number of cardholders was approximately 1.5 million. The average transaction on the Dress Barn credit card during fiscal 2001 was approximately 28% greater than the average of all other transactions and represented approximately 11% of the Company's sales.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings, while downtown and freestanding stores are usually open two nights per week.

Advertising and Marketing

     The Company markets through three channels; retail, catalog and Internet. For its retail locations, the Company primarily uses print advertising. At the store level, the store managers host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. The Company also uses direct mail programs, with eight mailings during fiscal 2001, each to approximately 800,000 households including its active credit card holders. In addition, there were several smaller, more targeted mailings during fiscal 2001. In fiscal 2000, the Company conducted a national brand awareness campaign, using cable, local television and radio to promote Dress Barn as a national brand and as a "lifestyle" to help drive customer traffic. The Company plans to launch a national campaign in 2002, after conducting extensive customer research and surveys during Winter 2001.

     Marketing for the Company's catalog and e-commerce operations are closely coordinated with its retail operations. Beginning in fiscal 2002, the Company's catalogs will carry only Dress Barn retail merchandise. This has many benefits including ease of inventory control, since the customer can exchange her purchase at her nearby store, or come into a store to see and handle the item. The Company plans to mail over 15 million catalogs during the fiscal 2002, to both existing and prospective customers, with the hope of driving them into the store, as well as offering the opportunity to purchase by phone, mail or online.

     The Company believes that identifying its customers and their purchasing patterns is essential to its business. During fiscal 2002, the Company intends to implement a customer relationship management program, to track customer transactions. The Company intends to incorporate data from its stores, credit card program, catalog and internet site (www.dressbarn.com) to develop targeted marketing efforts, tailoring offers and promotions to its best customers.


Management Information Systems

     In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has a management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale system with price look-up capabilities for both inventory and sales transactions. The Company continues to refine its laptop system that delivers up-to-date store-related information to its Regional and District Sales Managers and automates many of their reporting functions.

     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels on-line, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. The Company analyzes historical hourly and projected sales trends to efficiently schedule sales personnel, minimizing labor costs while producing a higher level of customer service. In fiscal 2002, the Company will complete the upgrade of its back-office store system software and other information systems to enable store managers and sales associates to spend more time servicing customers. The Company believes that such investments in technology enhance operating efficiencies and position Dress Barn for future growth.

     Beginning in fiscal 2002, the catalog and e-commerce operations will utilize their own computer operating system, which it purchased from a third party, for the call center and fulfillment operations, which tracks merchandise from the initial purchase order to the eventual fulfillment of customer orders. The catalog and e-commerce operations also use their own planning and forecasting system to determine optimal mailing patterns to maximize response rates for catalog mailings, and to properly plan merchandise and assortment levels for the highest potential order fulfillment rates with a minimum of back orders.


Trademarks

     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes its Dress Barn (R) trademark is materially important to its business. A small number of the Company's stores currently in operation, primarily located in outlet centers, operate under the name Westport Ltd. and Westport Woman.


Employees

     As of July 28, 2001, the Company had approximately 7,800 employees of whom approximately 4,300 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


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

     The Company competes primarily with department stores, specialty stores, discount stores, mass merchandisers and off-price retailers, many of which have substantially greater financial, marketing and other resources than the Company. The Company's catalog and e-commerce operations compete with other catalog and other multi-channel retailers. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores continue to be promotional and reduce their selling prices, and certain of the Company's competitors and vendors have opened outlet stores, which offer off-price merchandise. The Company's sales and results of operations may also be affected by closeouts and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future, which could have an adverse effect on its financial results.

     The Company's success is largely dependent on the efforts and abilities of its senior management team. During fiscal 2001, the Company added a key member to its management team, Kathy Bufano Foster as President and Chief Merchandising Officer. Burt Steinberg, previously Vice Chairman and Chief Operating Officer, will continue with the Company as Executive Director. In this new position Mr.
Steinberg will focus on special projects including overseeing all foreign sourcing and updating the Company's distribution process, as well as new business opportunities. The Company's results of operations may be impacted by the effect, if any, of these changes on its day-to-day operations, merchandising and store activities, growth plans and ability to continue servicing its existing customer base.

     The Company's results of operations were negatively impacted in fiscal 2000 and fiscal 2001 by the costs of creating an infrastructure for its catalog and e-commerce operations and from their continued operations. During fiscal 2002, the Company is taking various measures to reduce their operating costs. These include purchasing new operating systems for its catalog and e-commerce operations, moving the receipt and processing of all catalog and e-commerce merchandise and customer shipments to its Suffern facility and closely integrating its catalog and e-commerce operations with its retail operations. If sales of these operations do not achieve their planned levels, the Company's operating results will continue to be negatively impacted. The Company may not be able to operate the catalog and e-commerce operations at a satisfactory profit level regardless of the measures it takes to reduce its costs. E-commerce for specialty apparel retailers is relatively new, with few success stories.

     The growth of the Company's store operations is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores and expanding into related businesses, such as the catalog and e-commerce operations. The success of the Company's growth strategy for its stores will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.

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


     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 28, 2001, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                                        Leases                    Number with                  Number Without
Fiscal Years                                           Expiring                 Renewal Options                Renewal Options

2002                                                      135                          80                            55
2003                                                      131                         116                            15
2004                                                      126                         110                            16
2005-2007                                                 227                         192                            35
2008 and thereafter                                       101                          96                             5
                                                          ---                         ---                           ---

Total                                                     720                         594                           126
                                                          ---                         ---                           ---

     New store leases generally provide for a base rent of between $15 and $25 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 28, 2001, and excluding locations acquired after July 28, 2001, for fiscal 2002 are approximately $78.2 million. In addition, the Company is also responsible under its store leases for its pro rata share of maintenance expenses and common charges in strip and outlet centers.

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

     The Company leases its executive offices and distribution facilities in Suffern, New York. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder used for merchandise distribution. This lease expires on April 30, 2007, with three five-year options to extend the lease. Management believes the Suffern facility is sufficient to meet its current needs and current expansion plans for its stores, catalog and e-commerce businesses. The catalog and e-commerce call center and fulfillment operations were moved to the Suffern facility in August 2001, both staffed with the Company's own personnel. The Company believes any substantial increase in the Company's store base and substantial increases in catalog and e-commerce revenues resulting from expansion or acquisition may require additional distribution facilities.

ITEM  3.  LEGAL PROCEEDINGS

     On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut, Stamford Judicial District, seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations before Bedford Fair Industries' Chapter 11 bankruptcy liquidation for the acquisition of the Bedford Fair business which the Company never concluded. The Company believes there is no merit in any of the plaintiffs' asserted claims, is vigorously defending the litigation, and, in any event, does not expect the outcome of these proceedings to have a material adverse effect on the Company.

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

ITEM 4A.  Executive Officers of the Registrant


     The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:

Name                                              Age                                 Positions
Elliot S. Jaffe                                    75                       Chairman of the Board,
                                                                            Chief Executive Officer and Director

David R. Jaffe                                     42                       Vice Chairman,
                                                                            Chief Operating Officer and Director

Kathryn Bufano Foster                              49                       President and Chief Merchandising Officer

Burt Steinberg                                     56                       Executive Director and
                                                                            Director

Armand Correia                                     55                       Senior Vice President and Chief
                                                                            Financial Officer

Eric Hawn                                          51                       Senior Vice President
                                                                            Store Operations

Elise Jaffe                                        46                       Senior Vice President
                                                                            Real Estate


     Mr. Elliot S. Jaffe has been Chief Executive Officer of the Company since 1966.

     Mr. David R. Jaffe became Vice Chairman, Chief Operating Officer and a member of the Board of Directors in September 2001. Previously he had been Vice Chairman since February 2001. He joined the Company in 1992 as Vice President Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe, Secretary, Treasurer and Director of the Company.

     Ms. Bufano Foster joined the Company in February 2001 as President and Chief Merchandising Officer. Before joining the Company, she was Executive Vice President and GMM of Women's Apparel for Macy's Department Stores. Prior to her six years with Macy's, she spent 17 years at Lord and Taylor and left as Senior Vice President and GMM of Ladies Sportswear, Special Sizes and Juniors.

     Mr. Steinberg became Executive Director of the Company in August 2001. He had been President and Chief Operating Officer of the Company since 1989 and Vice Chairman since February 2001.

     Mr. Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Hawn has been Senior Vice President of the Company since 1989.


     Ms. Elise Jaffe has been Senior Vice President of the Company since January 1, 1995. She previously was Vice President. Ms. Jaffe is the daughter of Elliot
S. and Roslyn S. Jaffe.

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


                                                     Fiscal 2001                         Fiscal 2000
                                                      Bid Prices                         Bid Prices
                                                   High           Low                  High          Low
Fiscal Period

         First Quarter                              $25.38        $19.88                $19.63       $14.00
         Second Quarter                             $31.00        $23.25                $18.25       $15.06
         Third Quarter                              $30.75        $21.38                $22.69       $13.56
         Fourth Quarter                             $28.92        $21.55                $24.94       $16.25


Number of Record Holders

     The number of record holders of the Company's common stock as of October 1, 2001 was approximately 2,000.


Dividend Policy

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share information
                                                                                 Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                        July 28,        July 29,         July 31,         July 25,         July 26,
                                                            2001            2000             1999             1998             1997
                                                ------------------------------------------------------------------------------------

     Net sales                                          $695,008        $656,174         $615,975         $598,175         $554,843
     Cost of sales, including
       occupancy and buying costs                        443,426         419,479          398,282          381,354          358,093
                                                ------------------------------------------------------------------------------------

     Gross profit                                        251,582         236,695          217,693          216,821          196,750

     Selling, general and
       administrative expenses                           180,991         165,336          150,897          142,098          135,384

     Depreciation & amortization                          23,916          21,164           23,104           17,758           16,139
                                                ------------------------------------------------------------------------------------

     Operating income                                     46,675          50,195           43,692           56,965           45,227

     Interest income- net                                  8,949           7,667            8,787            6,385            4,800
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                    55,624          57,862           52,479           63,350           50,027

     Income taxes                                         20,303          21,120           19,155           23,123           18,260
                                                ------------------------------------------------------------------------------------

        Net earnings                                     $35,321         $36,742          $33,324          $40,227          $31,767
                                                ====================================================================================

     Earnings per share - basic                            $1.94           $1.94            $1.56            $1.75            $1.40
                                                ====================================================================================

     Earnings per share - diluted                          $1.88           $1.89            $1.53            $1.70            $1.33
                                                ====================================================================================

Balance sheet data:
     Working capital                                    $197,257        $159,105         $159,089         $170,412         $153,579
     Total assets                                       $402,282        $374,236         $363,579         $341,154         $309,502
     Long-term debt                                           --              --               --               --           $3,500
     Shareholders' equity                               $296,597        $259,561         $253,600         $265,608         $232,822

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                          63.8%           63.9%            64.7%            63.8%            64.5%
     Gross profit                                          36.2%           36.1%            35.3%            36.2%            35.6%
     Selling, general and
       administrative expenses                             26.0%           25.2%            24.5%            23.8%            24.4%
     Operating income                                       6.7%            7.6%             7.1%             9.5%             8.2%
     Net earnings                                           5.1%            5.6%             5.4%             6.7%             5.7%

Certain reclassifications have been made to prior years' data to conform with the current year's presentation

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

     Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence, including consumers' reaction to global political instability; competitive factors and pricing pressures, including the promotional activities of major department stores; consumer apparel buying patterns, such as the ongoing shift to more casual apparel; import risks, including potential disruptions, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; inadequate growth in the sales from the catalog and e-commerce operations; new or increased competition in the catalog or e-commerce channels of distribution; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.


Results of Operations

     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                              Fiscal Year Ended
                                July 28,          July 29,          July 31,
                                    2001              2000              1999
                                ---------         ---------          --------

Net sales                          100.0%            100.0%            100.0%
Cost of sales, including
  occupancy and buying costs        63.8%             63.9%             64.7%
Selling, general and
  administrative expenses           26.0%             25.2%             24.5%
Depreciation and amortization        3.5%              3.2%              3.8%
Interest income - net                1.3%              1.2%              1.4%
Earnings before income taxes         8.0%              8.8%              8.5%
Net earnings                         5.1%              5.6%              5.4%


Fiscal 2001 Compared to Fiscal 2000

     Net sales increased by 5.9% to $695.0 million for the 52 weeks ended July 28, 2001 ("fiscal 2001"), from $656.2 million for the 52 weeks ended July 29, 2000 ("fiscal 2000"). The sales increase from fiscal 2000 was due to an approximately 7% increase in total selling square footage, offset in part by a 1.2% decrease in comparable store sales. The increase in store square footage was due to the opening of 68 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 37 underperforming stores. The number of stores in operation increased to 720 stores as of July 28, 2001, from 689 stores in operation as of July 29, 2000. The Company believes its strategic initiatives, including the development of its Dress Barn(R) brand merchandise and brand image contributed to a strong Fall selling season. Sales slowed in the Spring, reflecting diminished consumer confidence and continuing concerns over the slowing economy, resulting in an overall 1.2% decline in comparable store sales for fiscal 2001. The Company's strategy for fiscal 2002 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. Store expansion will focus on both expanding in the Company's existing major trading markets, in certain cases seeking a downtown location and/or adding to a cluster of suburban or other locations, and developing new markets.

     The Company mailed a total of 11 million Dress Barn catalogs during fiscal 2001. The Company also sells merchandise on the internet via its web site (www.dressbarn.com). The Company's fiscal 2001 earnings per share-diluted were reduced by approximately $.41 due to the operating costs of the catalog and e-commerce operations. The Company is integrating these operations with its store operations. The Company believes both the catalog and e-commerce operations represent complementary channels of distribution to its existing core business, and help to drive store traffic. During fiscal 2002, the Company is taking the fulfillment operations in-house to improve customer service and reduce operating costs.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 6.3% to $251.6 million, or 36.2% of net sales, in fiscal 2001 from $236.7 million, or 36.1% of net sales, in fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the Company's increased mix to more Dress Barn(R) brand merchandise and lower markdowns due to tight inventory controls, which helped increase inventory turns and minimize markdowns. This was offset, in part, by higher store occupancy costs as a percentage of sales resulting from higher rents for new stores, store expansions and lease renewals.

     Selling, general and administrative ("SG&A") expenses increased by 9.5% to $181.0 million, or 26.0% of net sales, in fiscal 2001 from $165.3 million, or 25.2% of net sales, in fiscal 2000. Cost controls and productivity improvements were not sufficient to offset a combination of negative leverage from the 1.2% decrease in comparable store sales and its impact on fixed costs, increased store operating costs and catalog and e-commerce expenses.

     Depreciation expense increased by 13.0% to $23.9 million for fiscal 2001 from $21.1 million for fiscal 2000. Fiscal 2001's depreciation expense included the write-off of certain obsolete computer equipment and software. Depreciation expense for both periods also includes certain write-offs related to the closure of 37 stores and 47 stores during fiscal 2001 and fiscal 2000, respectively.

     Interest income - net increased by 16.7% to $8.9 million for fiscal 2001 from $7.7 million for fiscal 2000. This was the result of increased funds available for investment during the year, partially offset by decreased interest rates.

     Net earnings for fiscal 2001 decreased 3.9% to $35.3 million versus $36.7 million in fiscal 2000, while diluted earnings per share fell 0.5% to $1.88 per share versus $1.89 in fiscal 2000. The earnings per share decrease was less than the decrease in net earnings primarily due to the Company's repurchase of .3 million and 2.4 million shares of its common stock in fiscal 2001 and 2000, respectively.

Fiscal 2000 Compared to Fiscal 1999

     Net sales increased by 6.5% to $656.2 million for fiscal 2000, from $616.0 million for the 53 weeks ended July 31, 1999 ("fiscal 1999"). On a comparable 52-week basis sales would have increased 8.2%. The sales increase from fiscal 1999 was primarily due to a 1.8% increase in comparable store sales and an approximately 9% increase in total selling square footage. The Company believes the increase in comparable store sales resulted in part from a number of its strategic initiatives, including the development of its Dress Barn(R) brand merchandise and brand image and the Company's ability to react to the growing customer preference for casual career wear and adapt its merchandise offerings accordingly. The increase in store square footage was due to the opening of new combo stores and the conversion of single-format stores into combo stores, offset in part by the square footage reduction from the closing of underperforming stores. The number of stores in operation increased to 689 stores as of July 29, 2000, from 674 stores in operation as of July 31, 1999.

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

     Gross profit increased by 8.7% to $236.7 million, or 36.1% of net sales, in fiscal 2000 from $217.7 million, or 35.3% of net sales, in fiscal 1999. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the continued increase in the percentage of sales from private brands and lower markdowns as a percentage of sales. Increased store sales more than offset higher store occupancy costs resulting from the increase in square footage and higher rents for new stores, store expansions and lease renewals.

     SG&A expenses increased by 9.6% to $165.3 million, or 25.2% of net sales, in fiscal 2000 from $150.9 million, or 24.5% of net sales, in fiscal 1999. Cost controls, productivity improvements and increases in comparable store sales were not sufficient to offset increases in store operating costs (primarily selling costs resulting from the tight labor market) and increases in advertising and marketing expenses. In addition, SG&A expenses included start-up costs for the Dress Barn catalog and the e-commerce operations.

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

Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, the continued expansion of its successful combination store format and the building of its catalog and e-commerce capabilities. Total capital expenditures were $25.8 million, $22.3 million and $22.7 million in fiscal 2001, 2000 and 1999, respectively. Capital expenditures increased $3.5 million in fiscal 2001 primarily due to the investment in new store technology and back office operating systems. The Company also repurchased 310,000 outstanding shares of its stock for a total cost of $7.4 million during fiscal 2001 and 2,399,400 outstanding shares for $33.9 million during fiscal 2000.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2001 increased to $63.2 million as compared to $61.5 million in fiscal 2000 and $84.5 million in fiscal 1999. The large increase in fiscal 1999 versus both fiscal 2001 and fiscal 2000 was due primarily to the $21.0 million increase in accounts payable (while inventory increased $7.4 million) and to a decrease in taxes paid in fiscal 1999.

     At July 28, 2001, the Company had $177.5 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was approximately $197.3 million at July 28, 2001. In addition, the Company had available $115 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 28, 2001. However, potential borrowings were limited by approximately $22 million of outstanding letters of credit primarily to vendors for import merchandise purchases.

     In fiscal 2002, the Company plans to open approximately 60 additional stores, convert approximately 15 single-format stores to its larger combo store format and continue its store remodeling program. The Company intends to focus on its current markets, and enter into new markets where economically justified. The Company intends to pursue downtown locations as these stores complement existing suburban locations in its trading markets. The Company also intends to continue developing its catalog and e-commerce capabilities. In addition, the Company continues to pursue acquisition opportunities. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.


Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2002. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, the catalog and e-commerce operations, and changes in the Company's merchandise mix.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                                    PART III


     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2001 Annual Meeting of Shareholders.

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


ITEM 14.  (a) (3) LIST OF EXHIBITS

         The following exhibits are filed as part of this Report and except
Exhibits 10(b), 10(ss), 21 and 23 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                                                            Incorporated By
                                                                                                            Reference From

3(c)              Amended and Restated Certificate of Incorporation                                                   (1)

3(e)              Amended and Restated By-Laws                                                                       (13)

3(f)              Amendments to Amended and Restated  Certificate of Incorporation                                    (5)

4.                Specimen Common Stock Certificate                                                                   (1)

10(a)             1993 Incentive Stock Option Plan                                                                   (10)

10(b)             Employment Agreement With Burt Steinberg

10(f)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                                                                     (6)

10(g)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                                                                     (6)



                                                                                                            Incorporated By
                                                                                                            Reference From

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
                  10(l)   Danbury, CT store                                                                           (1)

                  10(hh) Norwalk, CT  Dress Barn/Dress Barn Woman store                                               (8)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan                                           (5)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia                                             (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe                                               (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg                                             (7)

10(mm)            Lease between Dress Barn and  AT&T for                                                              (9)
                  Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan                                                        (11)

10(oo)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Jaffe 1996 Insurance Trust

10(rr)            Employment Agreement With Kathryn Bufano Foster                                                    (14)

10(ss)            The Dress Barn, Inc. 2001 Stock Option Plan

21.               Subsidiaries of the Registrant

23.               Independent Auditors' Consent

References on following page:

--------------------------------------------------------------------------------
(1) The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983. (2) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
(3) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
(4) The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
(5) The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9) The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
(10) The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993. (11) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
(14) The Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2001.


ITEM 14.  (b)  REPORT ON FORM 8-K

     The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 28, 2001.


ITEM 14.  (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 10(b), 10(ss), 21 and 23 which are filed as part of this Report.

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

Signature                    Title                                        Date

/s/ ELLIOT S. JAFFE                                                     10/26/00
--------------------
Elliot S. Jaffe           Chairman of the Board and
                          Chief Executive Officer
                          (Principal Executive Officer)

/s/ ROSLYN S. JAFFE                                                     10/26/00
---------------------
Roslyn S. Jaffe           Director and Secretary and Treasurer

/s/ DAVID R. JAFFE                                                      10/26/00
---------------------
David R. Jaffe            Director, Vice Chairman
                          and Chief Operating Officer

/s/ BURT STEINBERG                                                      10/26/00
---------------------
Burt Steinberg            Director and Executive Director

/s/ KLAUS EPPLER                                                        10/26/00
-----------------------
Klaus Eppler              Director

/s/ DONALD JONAS                                                        10/26/00
----------------
Donald Jonas              Director

/s/ EDWARD D. SOLOMON                                                   10/26/00
---------------------
Edward D. Solomon         Director

/s/VIVIAN BEHRENS                                                       10/26/00
------------------
Vivian Behrens            Director

/s/ ARMAND CORREIA                                                      10/26/00
---------------------
Armand Correia            Chief Financial Officer (Principal
                          Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


     We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 28, 2001 and July 29, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended July 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 28, 2001 and July 29, 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended July 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
New York, New York
September 12, 2001

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                  July 28,                 July 29,
                                                                                      2001                     2000
                                                                         ------------------       ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $ 16,834                   $2,978
     Marketable securities and investments (Note 2)                                177,474                  154,050
     Merchandise inventories                                                       104,487                  111,901
     Prepaid expenses and other                                                      4,147                    4,851
                                                                         ------------------       ------------------
        Total Current Assets                                                       302,942                  273,780
                                                                         ------------------       ------------------
Property and Equipment:
     Leasehold improvements                                                         59,019                   54,749
     Fixtures and equipment                                                        144,468                  128,300
     Computer software                                                              14,277                   12,294
     Automotive equipment                                                              547                      560
                                                                         ------------------       ------------------
                                                                                   218,311                  195,903
     Less accumulated depreciation
       and amortization                                                            129,712                  109,146
                                                                         ------------------       ------------------
                                                                                    88,599                   86,757
                                                                         ------------------       ------------------
Deferred Income Taxes (Note 4)                                                       7,278                    9,864
                                                                         ------------------       ------------------
Other Assets                                                                         3,463                    3,835
                                                                         ------------------       ------------------
                                                                                  $402,282                 $374,236
                                                                         ==================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $ 53,681                  $64,780
     Accrued expenses                                                               45,006                   39,633
     Customer credits                                                                5,811                    5,255
     Income taxes payable                                                            1,187                    5,007
                                                                         ------------------       ------------------
        Total Current Liabilities                                                  105,685                  114,675
                                                                         ------------------       ------------------
Commitments (Note 5)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                     --                       --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,656,232 and 25,094,847
             shares, and outstanding- 18,237,032 and
             17,985,647 shares, respectively                                         1,283                    1,255
     Additional paid-in capital                                                     45,339                   37,083
     Retained earnings                                                             364,491                  329,170
     Treasury stock, at cost                                                     (114,577)                (107,162)
     Accumulated other comprehensive income (loss)                                      61                    (785)
                                                                         ------------------       ------------------
                                                                                   296,597                  259,561
                                                                         ------------------       ------------------
                                                                                  $402,282                 $374,236
                                                                         ==================       ==================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 28,            July 29,            July 31,
                                                                              2001                2000                1999
                                                               ------------------------------------------------------------
     Net sales                                                            $695,008            $656,174            $615,975
     Cost of sales, including
       occupancy and buying costs                                          443,426             419,479             398,282
                                                               ------------------------------------------------------------

     Gross profit                                                          251,582             236,695             217,693

     Selling, general and
       administrative expenses                                             180,991             165,336             150,897

     Depreciation and amortization                                          23,916              21,164              23,104
                                                               ------------------------------------------------------------

     Operating income                                                       46,675              50,195              43,692

     Interest income- net                                                    8,949               7,667               8,787
                                                               ------------------------------------------------------------

     Earnings before
          income taxes                                                      55,624              57,862              52,479

     Income taxes                                                           20,303              21,120              19,155
                                                               ------------------------------------------------------------

     Net earnings                                                          $35,321             $36,742             $33,324
                                                               ============================================================

     Earnings per share:
            Basic                                                            $1.94               $1.94               $1.56
                                                               ============================================================
            Diluted                                                          $1.88               $1.89               $1.53
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           18,240              18,958              21,336
                                                               ------------------------------------------------------------
            Diluted                                                         18,747              19,408              21,758
                                                               ------------------------------------------------------------

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Dollars and shares in thousands.
                                                                                                          Accumulated
                                                       Common Stock     Additional                           Other         Total
                                                     ------------------    Paid-In   Retained  Treasury  Comprehensive Shareholders'
                                                     Shares      Amount    Capital   Earnings    Stock    Income(Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 25, 1998                               22,839      $1,225    $25,175   $259,104   ($21,005)    $ 1,109    $265,608
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                        33,324
   Unrealized holding loss on marketable securities                                                           (1,692)
                                                                                                                        ----------
    Total comprehensive income                                                                                            31,632
                                                                                                                        ----------
Deferred compensation                                    10         --         164                                           164
Tax benefit from exercise of stock options                                   2,431                                         2,431
Employee Stock Purchase Plan activity                    10         --         133                                           133
Shares issued pursuant to exercise of stock options     119          7         894                                           901
Purchase of treasury stock                           (3,042)                                     (47,269)                (47,269)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                               19,936      1,232      28,797    292,428    (68,274)       (583)    253,600
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                        36,742
   Unrealized holding loss on marketable securities                                                             (202)
                                                                                                                        ----------
    Total comprehensive income                                                                                            36,540
                                                                                                                        ----------
Tax benefit from exercise of stock options                                   4,050                                         4,050
Employee Stock Purchase Plan activity                     7          1         109                                           110
Shares issued pursuant to exercise of stock options     442         22       4,127                                         4,149
Purchase of treasury stock                           (2,399)                                     (38,888)                (38,888)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 29, 2000                               17,986      1,255      37,083    329,170   (107,162)       (785)    259,561
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                        35,321
   Unrealized holding gain on marketable securities                                                              846
                                                                                                                        ----------
    Total comprehensive income                                                                                            36,167
                                                                                                                        ----------
Deferred compensation                                     8         --         183                                           183
Tax benefit from exercise of stock options                                   1,668                                         1,668
Employee Stock Purchase Plan activity                     5         --         102                                           102
Shares issued pursuant to exercise of stock options     548         28       6,303                                         6,331
Purchase of treasury stock                             (310)                                      (7,415)                 (7,415)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 28, 2001                               18,237     $1,283     $45,339   $364,491  ($114,577)       $ 61    $296,597
===================================================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                                   Fiscal Year Ended
                                                                                ---------------------------------------------------
                                                                                         July 28,         July 29,        July 31,
                                                                                             2001             2000            1999
                                                                                ---------------------------------------------------
Operating Activities:
Net earnings                                                                              $35,321          $36,742         $33,324
                                                                                ---------------------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and
          equipment (net)                                                                  22,309           16,481          16,296
      Write-down of non-trading equity investment                                             ---              ---           3,000
      Loss on disposal of closed store assets                                               1,607            4,683           6,808
      Decrease (increase) in deferred income tax assets                                     2,586                2          (6,790)
      Deferred compensation                                                                   183              ---             164
      Changes in assets and liabilities:
         Decrease (increase) in merchandise inventories                                     7,414           (1,763)         (7,432)
         Decrease (increase) in prepaid expenses and other                                    704           (2,813)          2,163
         Decrease (increase) in other assets                                                  372             (545)            120
        (Decrease) increase in accounts payable- trade                                    (11,099)           2,565          21,004
         Increase in accrued expenses                                                       5,373            1,129           6,996
         Increase in customer credits                                                         556            1,891             537
        (Decrease) increase in income taxes payable                                        (2,152)           3,160           8,327
                                                                                ---------------------------------------------------
       Total adjustments                                                                   27,853           24,790          51,193
                                                                                ---------------------------------------------------

        Net cash provided by operating activities                                          63,174           61,532          84,517
                                                                                ---------------------------------------------------

Investing Activities:
    Purchases of property and equipment - net                                             (25,758)         (26,565)        (22,724)
    Sales and maturities of marketable securities and investments                         119,697           22,132          84,078
    Purchases of marketable securities and investments                                   (142,275)         (36,984)        (85,176)
                                                                                ---------------------------------------------------
       Net cash used in investing activities                                              (48,336)         (41,417)        (23,822)
                                                                                ---------------------------------------------------

Financing Activities:
    Purchase of treasury stock                                                             (7,415)         (38,888)        (47,269)
    Proceeds from Employee Stock Purchase Plan                                                102              110             133
    Proceeds from stock options exercised                                                   6,331            4,149             901
                                                                                ---------------------------------------------------
      Net cash used in financing activities                                                  (982)         (34,629)        (46,235)
                                                                                ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       13,856          (14,514)         14,460
Cash and cash equivalents- beginning of period                                              2,978           17,492           3,032
                                                                                ---------------------------------------------------
Cash and cash equivalents- end of period                                                  $16,834           $2,978         $17,492
                                                                                ===================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                            $20,005          $18,047         $16,730
                                                                                ===================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 28, 2001

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

         Revenue recognition

     Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

         Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers its highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company's money market funds are maintained with one financial institution.

         Marketable securities and investments

     The Company has categorized its marketable securities as available for sale, stated at market value. The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders' equity, until realized. The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income.

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

         Income taxes

     Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates.

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

         Advertising costs

     Advertising costs are expensed in the period in which they are incurred. Advertising expenses were $8.6 million, $8.8 million and $6.8 million for fiscal 2001, 2000 and 1999, respectively.

         Recent Accounting Pronouncements

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142) were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. The Company is required to adopt SFAS 142 in fiscal 2003. The Company is currently assessing the impact that SFAS 142 will have on its financial position and results of operations.

     Effective July 30, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows of the Company

     In October 2001, SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144") was released. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 144") was released. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is required to adopt SFAS 144 and SFAS 143 in fiscal 2003. The Company has not yet assessed what impact, if any, that the adoption of SFAS 144 and SFAS 143 will have on its financial position and results of operations.

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

         Comprehensive income

     Comprehensive income consists of net income and unrealized holdings gains and losses on marketable securities, net of tax.

         Valuation of long-lived assets

     The Company periodically reviews its long-lived assets for potential impairment, where events or changes in circumstances indicate that their carrying amount may not be recoverable. In that event, a loss is recognized based on the amount the carrying amount exceeds the fair market value of the long-lived asset.

         Stock based compensation

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are set forth in Note 6. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees," and related interpretations.

         Financial instruments

     Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments.

     Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments.

2.       MARKETABLE SECURITIES AND INVESTMENTS

     The amortized cost and estimated fair value of marketable securities and investments consisted of the following:

                                                                 July 28, 2001                    July 29, 2000
                                                                 -------------                    -------------
(In 000's)                                              Estimated                          Estimated
                                                       Fair Value            Cost         Fair Value           Cost
                                                       ----------          --------       ----------         --------
Money Market Funds                                        $33,189           $33,189           $5,553           $5,553
Short Term Investments                                     60,985            60,985           44,975           44,975
Tax Free Municipal Bonds                                   81,592            81,366          101,896          102,429
US Govt. Securities Fund                                    1,708             1,878            1,626            1,878
                                                       ----------          --------       ----------         --------
                                                         $177,474          $177,418         $154,050         $154,835
                                                       ==========          ========       ==========         ========


     The scheduled maturities of marketable securities and investments at July 28, 2001 are:

                                                                                           Estimated
Due In                     (in 000's)                                                     Fair Value                  Cost
------                                                                                   -----------                --------
One year or less                                                                            $122,409                $122,510
One year through five years                                                                   45,398                  45,257
Six years through ten years                                                                    1,112                   1,111
Over ten years                                                                                 8,555                   8,540
                                                                                           ---------                --------
                                                                                            $177,474                $177,418
                                                                                           =========                ========

     Unrealized holding gains and losses at July 29, 2001 netted to an unrealized gain of approximately $60,000. Proceeds and gross realized gains (losses) from the sale of securities in fiscal 2001, 2000 and 1999 were $119.7 million and $0.3 million, $22.1 million and ($0.1) million and $84.1 million and $1.2 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.


3.       EMPLOYEE BENEFIT PLANS

     The Company has established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeded the previous discretionary profit-sharing plan, with all prior individual account balances and vesting terms transferred to the new plan. The Company has also established an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2001, 2000, and 1999 the Company incurred expenses of $1,619,000, $1,980,000 and $1,493,000, respectively, relating to the contributions to and administration of the above plans. The Company also has an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

4.       INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                                          Fiscal Year Ended
(In 000's)                                                     July 28,          July 29,         July 31,
                                                                   2001              2000             1999
                                                             ----------        ----------        ---------
Federal:
         Current                                                $16,210           $18,420          $21,800
         Deferred                                                  (749)           (2,128)          (6,652)
                                                             ----------        ----------        ---------
                                                                 15,461            16,292           15,148
                                                             ----------        ----------        ---------
State:
         Current                                                  5,562             5,734            5,502
         Deferred                                                  (720)             (906)          (1,495)
                                                             ----------        ----------        ---------
                                                                  4,842             4,828            4,007
                                                             ----------        ----------        ---------

Provision for income taxes                                      $20,303           $21,120          $19,155
                                                             ==========        ==========        =========


         Significant components of the Company's deferred tax assets were as follows:

                                                                                 July 28,         July 29,         July 31,
(in 000's)                                                                           2001             2000             1999
                                                                                ---------        ---------        ---------
Deferred tax assets:
   Inventory capitalization for tax purposes                                       $2,822           $3,130           $5,695
   Capital loss carryover                                                           2,622            2,775            2,574
   Employee benefits                                                                1,494            1,973            1,564
   Other items                                                                      8,382            8,808            7,510
                                                                                ---------        ---------        ---------
     Total deferred tax assets                                                     15,320           16,686           17,343
                                                                                ---------        ---------        ---------
Deferred tax liabilities:
   Depreciation                                                                     4,630            3,961            4,125
   Other items                                                                      3,412            2,861            3,352
                                                                                ---------        ---------        ---------
     Total deferred tax liabilities                                                 8,042            6,822            7,477
                                                                                ---------        ---------        ---------

Net deferred tax assets                                                            $7,278           $9,864           $9,866
                                                                                =========        =========        =========


     The net deferred tax assets were comprised of approximately $1,488,000 in state deferred taxes and $5,790,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                                           Fiscal Year Ended
                                                               July 28,          July 29,         July 31,
                                                                   2001              2000             1999
                                                             ----------        ----------        ---------
Statutory tax rate                                               35.0 %            35.0 %           35.0 %
State taxes - net of federal
  Benefit                                                         5.5 %             5.4 %            5.0 %
Other - net, primarily tax-free interest                         (4.0)%            (3.9)%           (3.5)%
                                                             ----------        ----------        ---------

Effective tax rate                                               36.5 %            36.5 %           36.5 %
                                                             ==========        ==========        =========


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

         A summary of occupancy costs follows:

                                                                           Fiscal Year Ended
                                                               July 28,          July 29,         July 31,
(in 000's)                                                         2001              2000             1999
                                                             ----------        ----------        ---------
Base rentals                                                    $78,920           $74,450          $69,661
Percentage rentals                                                2,192               842               58
Other occupancy costs                                            23,114            21,168           23,862
                                                             ----------        ----------        ---------

Total                                                          $104,226           $96,460          $93,581
                                                             ==========        ==========        =========

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 28, 2001 (dollars in thousands):

             Fiscal Year                                     Amount
            -------------                                 ----------
                2002                                       $  78,246
                2003                                          65,111
                2004                                          53,124
                2005                                          42,331
                2006                                          31,727
         Subsequent years                                     58,598
                                                          ----------

         Total future minimum rentals                       $329,137
                                                          ==========

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

     The Company leases two stores from its Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 28, 2001, included in the above schedule, are approximately $237,000 annually and in the aggregate $0.8 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2001, 2000 and 1999 under these leases amounted to approximately $346,000, $426,000 and $464,000, respectively.

Lines of credit

     At July 28, 2001, the Company had unsecured lines of credit with three banks totaling $115 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 28, 2001. However, approximately $22 million of outstanding letters of credit reduced the credit lines available.

Legal proceedings

     The Company is involved in various routine legal proceedings incident to the ordinary course of business. On May 18, 2000, an action was filed against the Company seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations for an acquisition the Company never concluded. The Company believes there is no merit in any of the plaintiffs' asserted claims, is vigorously defending the litigation, and, in any event, does not expect the outcome of these proceedings to have a material adverse effect on the Company. The Company believes that the outcome of all pending and threatened legal proceedings will, on the whole, not have a material adverse effect on its financial condition or results of operations.


6.       STOCK-BASED COMPENSATION PLANS

     At July 28, 2001, the Company had five stock-based compensation plans. The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and accordingly, the Company can no longer grant options under such plan. The Company's 1993 Incentive Stock Option Plan, which contains provisions similar to the expired plan, provides for the grant of options to purchase up to 1,250,000 shares of the Company's common stock. The exercise price of the options granted under both plans may not be less than the market price of the common stock at the date of grant. All options granted under both plans vest over a five-year period and generally expire after ten years from the date of grant. At July 28, 2001, there were 526,701 shares under the 1993 plan available for future grant.

     The Company's 1987 Non-Qualified Stock Option Plan, which expired December 7, 1997, provides for the granting of options to purchase up to 1,000,000 shares of common stock to key employees. The Company's 1995 Stock Option Plan provides for the granting of either incentive or non-qualified options to purchase up to 2,000,000 shares of common stock. As of July 28, 2001, there were 82,900 shares under the 1995 plan available for future grant. The Company's Employee Stock Purchase Plan allows employees to purchase shares of the Company's common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

     The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                               July 28, 2001                   July 29, 2000                   July 31, 1999
                                               -------------                   -------------                   -------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                                Options     Price              Options     Price               Options     Price
                                    ------------------------------------------------------------------------------------------------
Options outstanding - beginning of
year                                        1,820,643        $12.31        1,439,167         $10.37        1,275,435          $9.83
Granted                                       358,469         20.99          884,743          14.05          319,250          11.64
Cancelled                                     (47,924)        13.83          (61,231)         12.63          (36,432)         11.89
Exercised                                    (548,753)        11.54         (442,036)          9.39         (119,086)          7.56
                                    ------------------------------------------------------------------------------------------------
Outstanding end of year                     1,582,435        $14.51        1,820,643         $12.31        1,439,167         $10.37
                                    ================================================================================================

Options exercisable
at year-end                                   234,522        $11.22          319,496         $11.37          448,523         $10.36
                                    ------------------------------------------------------------------------------------------------

Weighted-average fair
value of options granted
during the year
                                                              $9.84                           $6.31                           $5.09
                                                      --------------                 ---------------                 ---------------


         The following table summarizes information about stock options outstanding at July 28, 2001:


                                                                                                               Weighted
                                    Number                             Weighted Average       Number           Average
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as    Exercise Price
  Range of Exercise Prices         7/28/01          Remaining Life                          of 7/28/01
----------------------------------------------------------------------------------------------------------------------------
$5.00                              120,000            5.03 years             $5.00            60,000             $5.00
 8.25  -   9.15                    142,943            5.03 years             $8.70            66,950             $8.74
10.50  -  11.44                    182,792            6.51 years            $11.31            41,132            $11.06
14.06  -  15.63                    705,700            8.05 years            $14.08            18,140            $14.07
19.50  -  22.63                    431,000            8.71 years            $21.15            48,300            $21.44
                              ----------------------------------------------------------------------------------------------

$5.00  - $22.63                   1,582,435           7.55 years            $14.51            234,522           $11.22
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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 123, the Company's net earnings and earnings per share for fiscal 2001, fiscal 2000 and fiscal 1999 would have been reduced to the pro forma amounts indicated below:

                                                                                              Fiscal Year Ended
                                                                                 July 28,         July 29,         July 31,
                                                                                     2001             2000             1999
                                                                                ---------        ---------        ---------
Net earnings (in 000's):
         As reported                                                              $35,321          $36,742          $33,324
         Pro forma                                                                $33,959          $35,082          $32,372

Earnings per share - basic:
         As reported                                                                $1.94            $1.94            $1.56
         Pro forma                                                                  $1.86            $1.85            $1.52

Earnings per share - diluted:
         As reported                                                                $1.88            $1.89            $1.53
         Pro forma                                                                  $1.81            $1.81            $1.49


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                              Fiscal Year Ended
                                                                                 July 28,         July 29,         July 31,
                                                                                     2001             2000             1999
                                                                                ---------        ---------        ---------

Weighted average risk-free interest rate                                             5.4%             5.9%             5.8%
Weighted average expected life (years)                                               5.0              5.0              5.0
Expected volatility                                                                 44.8%            41.0%            40.9%

     These pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. SFAS No. 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
                                                     ---------         ---------        ---------         ---------
Fiscal Year ended July 28, 2001
Net Sales                                             $177,335          $165,111         $164,234          $188,328
Gross Profit,
  less occupancy
  and buying costs                                      64,409            60,087           59,777            67,309
Income Taxes                                             4,724             3,556            4,674             7,349
Net Earnings                                             8,250             6,155            8,130            12,786
Earnings Per Share
       Basic                                             $0.45             $0.34            $0.44             $0.71
       Diluted                                           $0.44             $0.33            $0.43             $0.68


                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
                                                     ---------         ---------        ---------         ---------
Fiscal Year ended July 29, 2000
Net Sales                                             $175,696          $162,992         $149,548          $167,938
Gross Profit,
  less occupancy
  and buying costs                                      67,351            58,114           52,296            58,934
Income Taxes                                             7,217             4,827            3,561             5,515
Net Earnings                                            12,555             8,398            6,193             9,596
Earnings Per Share(*)
       Basic                                             $0.70             $0.45            $0.32             $0.48
       Diluted                                           $0.68             $0.44            $0.31             $0.47


(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.