Form 10-Q
period 2001-10-27
DRESS BARN INC
filed 2001-12-11
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 27, 2001            Commission file number 0-11736


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

               .05 par value 18,283,517 shares on December 7, 2001

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 27, 2001
                                TABLE OF CONTENTS
                                                                        Page
                                                                       Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 27, 2001 (unaudited)
                           and July 28, 2001                             I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 27, 2001 and October 28, 2000         I-4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 27, 2001 and October 28, 2000         I-5

                           Notes to Unaudited Condensed Financial
                           Statements (unaudited)                I-6 through I-7

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

         Item 3.           Defaults Upon Senior Securities                *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                            *

         Item 5.           Other Information                              *

         Item 6.           Exhibits and Reports on Form 8-K             I-11

                           Signature Page                               I-11

*     Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                   October 27,              July 28,
ASSETS                                                                                    2001                  2001
                                                                           --------------------     -----------------
                                                                                    (unaudited)
Current Assets:
     Cash & cash equivalents                                                           $17,565               $16,834
     Marketable securities and investments                                             186,004               177,474
     Merchandise inventories                                                           109,510               104,487
     Prepaid expenses and other                                                          4,577                 4,147
                                                                           --------------------     -----------------
        Total Current Assets                                                           317,656               302,942
                                                                           --------------------     -----------------
Property and Equipment:
     Leasehold improvements                                                             62,246                59,019
     Fixtures and equipment                                                            150,570               144,468
     Computer software                                                                  14,813                14,277
     Automotive equipment                                                                  589                   547
                                                                           --------------------     -----------------
                                                                                       228,218               218,311
     Less accumulated depreciation and amortization                                    137,221               129,712
                                                                           --------------------     -----------------
                                                                                        90,997                88,599
                                                                           --------------------     -----------------
Deferred Taxes                                                                           6,766                 7,278
                                                                           --------------------     -----------------
Other Assets                                                                             3,469                 3,463
                                                                           --------------------     -----------------
                Total Assets                                                          $418,888              $402,282
                                                                           ====================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                           $57,562               $53,681
     Accrued expenses                                                                   45,716                45,006
     Customer credits                                                                    5,828                 5,811
     Income taxes payable                                                                5,097                 1,187
                                                                           --------------------     -----------------
        Total Current Liabilities                                                      114,203               105,685
                                                                           --------------------     -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                    --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,835,147 and 25,656,232
               shares, respectively
       Outstanding- 18,323,647 and 18,237,032
               shares, respectively                                                      1,292                 1,283
     Additional paid-in capital                                                         47,238                45,339
     Retained earnings                                                                 372,379               364,491
     Treasury stock, at cost                                                         (116,400)             (114,577)
     Accumulated other comprehensive income                                                176                    61
                                                                           --------------------     -----------------
        Total Shareholders' Equity                                                     304,685               296,597
                                                                           --------------------     -----------------
                Total Liabilities and Shareholders' Equity                            $418,888              $402,282
                                                                           ====================     =================

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - First Quarter (unaudited) Dollars in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                  October 27,           October 28,
                                                                                         2001                  2000
                                                                            ------------------    ------------------
     Net sales                                                                       $182,079              $188,328

     Cost of sales, including
       occupancy and buying costs                                                     119,705               121,019
                                                                            ------------------    ------------------

     Gross profit                                                                      62,374                67,309

     Selling, general and
       administrative expenses                                                         45,859                43,616

     Depreciation and amortization                                                      5,760                 5,770
                                                                            ------------------    ------------------

     Operating income                                                                  10,755                17,923

     Interest income- net                                                               1,570                 2,212
                                                                            ------------------    ------------------

        Earnings before
          income taxes                                                                 12,325                20,135

     Provision for income taxes                                                         4,437                 7,349
                                                                            ------------------    ------------------

        Net earnings                                                                   $7,888               $12,786
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.43                 $0.71
                                                                            ==================    ==================
          Diluted                                                                       $0.42                 $0.68
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        18,329                18,031
                                                                            ------------------    ------------------
          Diluted                                                                      18,663                18,885
                                                                            ------------------    ------------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                          Thirteen Weeks Ended
                                                                                  -------------------------------------
                                                                                        October 27,        October 28,
                                                                                               2001               2000
                                                                                  ------------------   ----------------
Operating Activities:
Net earnings                                                                                 $7,888            $12,786
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                             5,760              5,770
      Change in deferred income taxes                                                           512                355
Changes in assets and liabilities:
      (Increase) decrease in merchandise inventories                                        (5,023)              7,706
      (Increase) decrease in prepaid expenses                                                 (430)              1,148
      Increase in other assets                                                                  (6)               (36)
      Increase (decrease) in accounts payable- trade                                          3,881            (8,090)
      Increase in accrued expenses                                                              710              6,060
      Increase (decrease) in customer credits                                                    17               (28)
      Increase in income taxes payable                                                        3,910              3,128
                                                                                  ------------------   ----------------
        Total adjustments                                                                     9,331             16,013
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            17,219             28,799
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                               (8,158)            (6,459)
    Sales and maturities of marketable securities and investments                            29,251             12,966
    Purchases of marketable securities and investments                                     (37,666)           (28,209)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (16,573)           (21,702)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   23                 26
    Purchase of treasury stock                                                              (1,823)                 --
    Proceeds from stock options exercised                                                     1,885              1,681
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                                  85              1,707
                                                                                  ------------------   ----------------

Net increase in cash and cash equivalents                                                       731              8,804
Cash and cash equivalents- beginning of period                                               16,834              2,978
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $17,565            $11,782
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                  $15             $2,500
                                                                                  ==================   ================

See notes to unaudited condensed financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 27, 2001 and July 28, 2001, the consolidated results of its operations for the thirteen weeks ended October 27, 2001 and October 28, 2000, and its cash flows for the thirteen weeks ended October 27, 2001 and October 28, 2000. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

     These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 28, 2001 Annual Report to Shareholders. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

2.  Stock Repurchase Programs

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock for up to an aggregate amount of $75 million. The $75 million stock repurchase program was completed in March 2000, with a total of approximately 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 954,700 shares under the second $75 million stock repurchase program at an aggregate purchase price of approximately $19.5 million. During the 13 weeks ended October 27, 2001 ("first quarter"), 92,300 shares were repurchased at an average price of $19.75 totaling approximately $1.8 million. Since the end of the first quarter, the Company has repurchased 79,700 shares at an aggregate purchase price of approximately $1.8 million.

3.  Earnings Per Share

     Due to their antidilutive effect, options to purchase 30,000 shares were excluded from the earnings per share calculation as the option price exceeded the average market price of the common shares.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



4. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the three months ended October 27, 2001 was $8.0 million versus comprehensive income of $13.4 million for the three months ended October 28, 2000. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.

5.  Recent Accounting Pronouncements

     Effective July 30, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows of the Company.

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142) were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. The Company is required to adopt SFAS 142 in fiscal 2003. The adoption of SFAS 142 will not have an impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen-week period ended October 27, 2001, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                                          First Quarter
                                                                   % Change             % of Sales
                                                                                        ----------
                                                                   From L/Y          T/Y          L/Y
                                                                   --------          ---          ---
Net Sales                                                             -3.3%        100.0%       100.0%
Cost of Sales, including occupancy & buying                           -1.1%         65.7%        64.3%
Gross Profit                                                          -7.3%         34.3%        35.7%
Selling, General and  admin. Expenses                                  5.1%         25.2%        23.2%
Depreciation and amortization                                         -0.2%          3.2%         3.1%
Operating Income                                                     -40.0%          5.9%         9.5%
Interest Income - Net                                                -29.0%          0.9%         1.2%
Income Before income Taxes                                           -38.8%          6.8%        10.7%
Net Income                                                           -38.3%          4.3%         6.8%

     Net sales decreased by 3.3% to $182.1 million for the 13 weeks ended October 27, 2001 ("first quarter"), from $188.3 million for the 13 weeks ended October 28, 2000 ("last year"). The sales decrease from last year was due an 8.2% decrease in comparable store sales versus a 5.6% increase in comparable stores last year. The tragic events of September 11th, 2001 initially added to the already existing weakness in the Company's sales that had started in spring 2001 and continued into the first quarter. However, by the beginning of October, sales trends had returned to the pre-September 11th levels. The Company believes this continuing weakness reflects in part the unsettled economy and the resulting fall off in consumer confidence. In addition, the Company had very strong comparable store sales the prior year, which makes for difficult comparisons. The Company's sales weakness has continued into November 2001. Accordingly, the Company continues to exercise caution by operating conservatively and maintaining inventory levels in line with sales trends.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the first quarter, the Company's total selling square footage increased approximately 8%. The increase in store square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. During the first quarter the Company opened 38 stores and closed 4 underperforming locations. The number of stores in operation increased to 754 stores as of October 27, 2001, from 715 stores in operation as of October 28, 2000. The Company's strategy for the remainder of its fiscal year ending July 27, 2002 ("fiscal 2002") is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations.

     The Company mailed approximately 3.0 million catalogs during the first quarter compared to approximately 3.7 million catalogs mailed last year. The Company's earnings per share - diluted for the first quarter were negatively impacted by approximately $.12 versus $.07 last year due to operating losses of its catalog and e-commerce operations. Primarily as a result of inadequacies in the order processing systems supplied by a third party, the Company currently does not plan to mail any further catalogs for the remainder of fiscal 2002.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased by 7.3% to $62.4 million, or 34.3% of net sales, in the first quarter from $67.3 million, or 35.7% of net sales last year. The decrease in gross profit as a percentage of sales was primarily due to negative leverage from the decrease in comparable store sales on occupancy and buying costs. Merchandise margins as a percent of sales increased slightly from last year due primarily to higher initial margins and tight inventory controls, which helped to increase inventory turns and minimize markdowns.

     Selling, general and administrative ("SG&A") expenses increased by 5.1% to $45.9 million, or 25.2% of net sales, in the first quarter from $43.6 million, or 23.2% of net sales, last year. The increase in SG&A as a percentage of sales was primarily due to negative comparable store sales leverage on increases in store operating costs, primarily store payroll and utilities, and the SG&A of the catalog and e-commerce operations.

     Depreciation expense in the first quarter decreased 0.2% versus last year to $5.8 million. Increases in fixed asset purchases during the last twelve months were offset by the write-off of certain obsolete computer equipment and software during the fourth quarter of the fiscal year ended July 28, 2001.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest income - net decreased by 29.0% to $1.6 million in the first quarter from $2.2 million last year. The decrease was due to the steep reduction in investments rates versus last year as funds available for investment were higher than last year.

     Principally as a result of the above factors, net income for the first quarter was $7.8 million, or 4.3% of net sales, a decrease of 38.3% from the $12.8 million, or 6.8% of net sales, for the first quarter of last year.

Liquidity and Capital Resources


     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2002 planned capital expenditures, other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections.

Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2002. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in the Company's merchandise mix.

Forward-Looking Statements and Factors Affecting Future Performance


     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 28, 2001.

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