Form 10-Q
period 2002-01-26
DRESS BARN INC
filed 2002-03-12
CIK 717724

I - 9

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 26, 2002            Commission file number 0-11736


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

                .05 par value 18,151,244 shares on March 3, 2002

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 26, 2002
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           January 26, 2002 (unaudited)
                           and July 28, 2001                               I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           January 26, 2002 and January 27, 2001           I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Twenty-Six weeks ended
                           January 26, 2002 and January 27, 2001           I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Twenty-Six weeks ended
                           January 26, 2002 and January 27, 2001           I-6

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

         Item 3.           Defaults Upon Senior Securities                  *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                             I-13

         Item 5.           Other Information                                *

         Item 6.           Exhibits and Reports on Form 8-K                I-13

                           Signature Page                                  I-14

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                  January 26,             July 28,
                                                                                         2002                 2001
                                                                            ------------------    -----------------
ASSETS
Current Assets:                                                                   (unaudited)
     Cash & cash equivalents                                                          $19,810              $16,834
     Marketable securities and investments                                            196,603              177,474
     Merchandise inventories                                                           86,435              104,487
     Prepaid expenses and other                                                         4,874                4,147
                                                                            ------------------    -----------------
        Total Current Assets                                                          307,722              302,942
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            62,501               59,019
     Fixtures and equipment                                                           154,528              144,468
     Computer software                                                                 15,250               14,277
     Automotive equipment                                                                 531                  547
                                                                            ------------------    -----------------
                                                                                      232,810              218,311
     Less accumulated depreciation and amortization                                   143,013              129,712
                                                                            ------------------    -----------------
                                                                                       89,797               88,599
                                                                            ------------------    -----------------
Deferred Taxes                                                                          6,312                7,278
                                                                            ------------------    -----------------
Other Assets                                                                            5,146                3,463
                                                                            ------------------    -----------------
                                                                                     $408,977             $402,282
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $46,896              $53,681
     Accrued expenses                                                                  43,301               45,006
     Customer credits                                                                   7,895                5,811
     Income taxes payable                                                               3,775                1,187
                                                                            ------------------    -----------------
        Total Current Liabilities                                                     101,867              105,685
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 30,000,000 shares
       Issued- 25,921,219 and 25,656,232
               shares, respectively
       Outstanding- 18,173,719 and 18,237,032
               shares, respectively                                                     1,299                1,283
     Additional paid-in capital                                                        48,339               45,339
     Retained earnings                                                                379,489              364,491
     Treasury stock, at cost                                                         (122,238)            (114,577)
     Accumulated other comprehensive income                                               221                   61
                                                                            ------------------    -----------------
                                                                                      307,110              296,597
                                                                            ------------------    -----------------
                                                                                     $408,977             $402,282
                                                                            ==================    =================

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Second Quarter (unaudited) Amounts in thousands except per share amounts

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 26,          January 27,
                                                                                         2002                 2001
                                                                            ------------------    -----------------

     Net sales                                                                       $171,241             $164,234

     Cost of sales, including
       occupancy and buying costs                                                     109,488              104,457
                                                                            ------------------    -----------------

     Gross profit                                                                      61,753               59,777

     Selling, general and
       administrative expenses                                                         46,068               44,150

     Depreciation and amortization                                                      6,060                5,495
                                                                            ------------------    -----------------

     Operating income                                                                   9,625               10,132

     Interest income- net                                                               1,483                2,672
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 11,108               12,804

     Income taxes                                                                       3,999                4,674
                                                                            ------------------    -----------------

        Net earnings                                                                   $7,109               $8,130
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.39                $0.44
                                                                            ==================    =================
          Diluted                                                                       $0.38                $0.43
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        18,262               18,309
                                                                            ------------------    -----------------
          Diluted                                                                      18,720               18,921
                                                                            ------------------    -----------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Six Months (unaudited) Amounts in thousands except per share amounts

                                                                                    Twenty-Six Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 26,          January 27,
                                                                                         2002                 2001
                                                                            ------------------    -----------------

     Net sales                                                                       $353,320             $352,562

     Cost of sales, including
       occupancy and buying costs                                                     229,193              225,476
                                                                            ------------------    -----------------

     Gross profit                                                                     124,127              127,086

     Selling, general and
       administrative expenses                                                         91,927               87,766

     Depreciation and amortization                                                     11,820               11,265
                                                                            ------------------    -----------------

     Operating income                                                                  20,380               28,055

     Interest income- net                                                               3,053                4,884
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 23,433               32,939

     Income taxes                                                                       8,436               12,023
                                                                            ------------------    -----------------

        Net earnings                                                                  $14,997              $20,916
                                                                            ==================    =================

     Earnings per share:
          Basic                                                                         $0.82                $1.15
                                                                            ==================    =================
          Diluted                                                                       $0.80                $1.12
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        18,295               18,170
                                                                            ------------------    -----------------
          Diluted                                                                      18,710               18,714
                                                                            ------------------    -----------------

See notes to unaudited condensed financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Dollars in thousands
                                                                                         Twenty-Six Weeks Ended
                                                                                  -------------------------------------
                                                                                        January 26,        January 27,
                                                                                               2002               2001
                                                                                  ------------------   ----------------
Operating Activities:
Net earnings                                                                                $14,997            $20,916
Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation and amortization of property and equipment                                11,820             11,265
      Change in deferred income taxes                                                           966                566
    Changes in assets and liabilities:
      Decrease in merchandise inventories                                                    18,052             23,125
      Increase in prepaid expenses                                                            (727)              (984)
      Increase in other assets                                                              (1,683)              (853)
      Decrease in accounts payable- trade                                                   (6,785)           (15,860)
      (Decrease) increase in accrued expenses                                               (1,705)              3,011
      Increase in customer credits                                                            2,084              1,796
      Increase (decrease) in income taxes payable                                             2,588            (5,007)
                                                                                  ------------------   ----------------
        Total adjustments                                                                    24,610             17,059
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            39,607             37,975
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                              (13,018)           (11,666)
    Sales and maturities of marketable securities and investments                            45,038             21,415
    Purchases of marketable securities and investments                                     (64,007)           (39,665)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (31,987)           (29,916)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   46                 52
    Purchase of treasury stock                                                              (7,661)                ---
    Proceeds from stock options exercised                                                     2,971              4,974
                                                                                  ------------------   ----------------
      Net cash (used in) provided by financing activities                                   (4,644)              5,026
                                                                                  ------------------   ----------------

Net increase in cash and cash equivalents                                                     2,976             13,085
Cash and cash equivalents- beginning of period                                               16,834              2,978
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $19,810            $16,063
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                               $4,827            $18,374
                                                                                  ==================   ================

See notes to unaudited condensed financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc., and its wholly owned subsidiaries (the "Company") as of January 26, 2002 and July 28, 2001, the consolidated results of its operations for the thirteen and twenty-six weeks ended January 26, 2002 and January 27, 2001, and cash flows for the twenty-six weeks ended January 26, 2002 and January 27, 2001. The results of operations for thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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


2.  Stock Repurchase Program

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock for up to an aggregate amount of $75 million. The $75 million stock repurchase program was completed in March 2000, with a total of approximately 4.8 million shares repurchased at an average price of $15.47 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 1,161,500 shares under the second $75 million stock repurchase program at an aggregate purchase price of approximately $24.8 million. During the 26 weeks ended January 26, 2002 (the "six months"), 330,300 shares were repurchased at an average price of $23.20 totaling approximately $7.7 million. Subsequent to January 26, 2002, the Company has repurchased 50,500 shares at an aggregate purchase price of approximately $1.3 million.


3.  Earnings Per Share

     There were no options excluded from the earnings per share calculation as the average market price exceeded the option price of all options outstanding.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


4. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the six months ended January 26, 2002 was $15.2 million versus comprehensive income of $21.8 million for the six months ended January 27, 2001. Total comprehensive income for the quarter ended January 26, 2002 was $7.2 million versus $8.2 million in the prior period. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.


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

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142) were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in fiscal 2003. The adoption of SFAS 142 will not have an impact on the consolidated financial position, results of operations, or cash flows of the Company.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 144") was released. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144") was released. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is required to adopt SFAS 143 and SFAS 144 in fiscal 2003. The Company has not yet assessed what impact, if any, the adoption of SFAS 143 and SFAS 144 will have on its financial position and results of operations.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 26, 2002, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                                    Second Quarter                            Six Months
                                                    --------------                            ----------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---

Net Sales                                         4.3%                                     0.2%
Cost of Sales, including
   Occupancy & Buying                             4.8%        63.9%      63.6%             1.6%       64.9%      64.0%
Gross Profit                                      3.3%        36.1%      36.4%            -2.3%       35.1%      36.0%
Selling, General and
   Admin. Expenses                                4.3%        26.9%      26.9%             4.7%       26.0%      24.9%
Depreciation and Amortization                    10.3%         3.6%       3.3%             4.9%        3.3%       3.2%
Operating Income                                 -5.0%         5.6%       6.2%           -27.4%        5.8%       7.9%
Interest Income - Net                           -44.5%         0.9%       1.6%           -37.5%        0.8%       1.4%
Earnings Before Income Taxes                    -13.2%         6.5%       7.8%           -28.9%        6.6%       9.3%
Net Earnings                                    -12.6%         4.2%       5.0%           -28.3%        4.2%       5.9%

     Net sales for the thirteen weeks ended January 26, 2002 (the "second quarter") increased by 4.3% to $171.2 million from $164.2 million for the thirteen weeks ended January 27, 2001 (the "prior period"). The sales increase was due to an approximate 8% increase in average total selling square footage versus the prior period, offset by a 1% decrease in comparable store sales. Net sales for the twenty-six weeks ended January 26, 2002 (the "six months") increased 0.2% to $353.3 million from $352.6 million for the twenty-six weeks ended January 27, 2001 (the "prior six-month period"). The sales increase was due to an approximate 8% increase in average total selling square footage versus the prior six-month period, offset by a 5% decrease in comparable store sales. Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

     The tragic events of September 11th, 2001 initially added to the already existing weakness in the Company's sales that had started in spring 2001 and continued into the beginning of the six months. However, by the beginning of October, sales trends had returned to pre-September 11th levels. Sales trends improved in the second quarter, especially during the holiday season with December 2001 comparable store sales increasing 2%. Comparable store sales decreased 1% for January 2002. The Company remains guarded in its outlook for the spring season and continues to exercise caution by maintaining inventory levels in line with sales trends.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The 8% increase in square footage was due to the opening of 44 new stores and the conversion of 5 single-format stores into combo stores during the six months. These store openings offset the square footage reduction from the closing of 23 underperforming stores during the six months (19 of which were closed during the second quarter). During the second quarter, which includes the holiday season, the Company opened 6 new stores.

     As of January 26, 2002, the Company had 741 stores in operation, (213 Dress Barn stores, 58 Dress Barn Woman stores and 470 combo stores), versus 701 stores in operation at January 27, 2001, (226 Dress Barn stores, 57 Dress Barn Woman stores and 418 combo stores). The Company's strategy for the remainder of fiscal 2002 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. The Company anticipates opening approximately 25 stores and closing approximately 15 stores during the remainder of the fiscal year.

     The Company significantly reduced the number of catalogs mailed during the second quarter compared to the prior period and does not plan to mail any additional catalogs for the remainder of fiscal 2002. The Company's earnings per share - diluted for the second quarter and six months were negatively impacted by approximately $.07 and $.19, respectively versus last year's $.09 and $.16, respectively, due to operating losses of its catalog and e-commerce operations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the second quarter increased by 3.3% to $61.8 million, or 36.1% of net sales, from $59.8 million, or 36.4% of net sales, for the prior period. For the six months, gross profit decreased 2.3%, to $124.1 million, or 35.1% of net sales, from $127.1 million, or 36.0% of net sales, for the prior six-month period. The decrease in gross profit as a percentage of sales for both periods was primarily due to negative leverage from the decrease in comparable store sales on occupancy and buying costs. Merchandise margins as a percent of sales increased slightly from last year for both periods due primarily to higher initial margins and tight inventory controls, which helped to increase inventory turns and minimize markdowns. Merchandise inventories are valued at the lower of cost or market as determined by the retail method.

     Selling, general and administrative (SG&A) expenses increased by 4.3% to $46.1 million, or 26.9% of net sales, in the second quarter as compared to $44.2 million, or 26.9% of net sales, in the prior period. For the six months, SG&A expenses increased by 4.7% to $91.9 million, or 26.0% of net sales, versus $87.8 million, or 24.9% of net sales, in the prior six-month period. These increases in SG&A expenses were primarily due to increases in store operating costs, primarily selling and benefit costs resulting from the increase in the Company's store base, and higher advertising and marketing costs. Advertising costs are expensed in the period in which they are incurred. In addition, SG&A expenses included ongoing costs for the Dress Barn Catalog and e-commerce operations. The increase in SG&A as a percentage of net sales for the six months was primarily due to negative comparable store sales leverage on SG&A expenses. In the second quarter, continuing cost controls and productivity enhancements offset the negative comparable store sales leverage, resulting in SG&A remaining flat as a percentage of net sales compared to the prior period.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Depreciation increased to $6.0 million in the second quarter from $5.5 million in the prior period. Increases in fixed asset purchases during the prior twelve months were accompanied by additional writeoffs of obsolete computer equipment and software in the second quarter. For the six months period depreciation increased to $11.8 million from $11.3 million in the prior six-month period. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

     Interest income decreased 44.5% to $1.5 million in the second quarter this year and decreased 37.5% to $3.1 million in the six months versus last year's $2.7 million and $4.9 million, respectively. These decreases were due to the steep reduction in investment rates versus last year notwithstanding that funds available for investment were higher than last year for both periods.

     The effective tax rates for both the second quarter and six months were 36.0%, a slight reduction from the 36.5% effective tax rate for the fiscal year ended July 28, 2001. This reduction was due to a reduction in the effective state tax rate.

     Principally as a result of the above factors, net income for the second quarter was $7.1 million, or 4.2% of net sales, a decrease of 12.6% from $8.1 million, or 5.0% of net sales, in the prior period. Net income for the six months decreased 28.3% to $15.0 million, or 4.2% of net sales, versus $20.9 million, or 5.9% of net sales, for the prior six-month period.

     A primary factor in determining the Company's net income during any period is the level of merchandise sales at acceptable profit margins. A critical accounting policy for the Company is the valuation of its merchandise inventories. Merchandise inventories are valued at the lower of cost or market as determined by the retail method.


Liquidity and Capital Resources

     The Company has had a debt-free balance sheet for several years. The marketable securities and investments totaling over $196 million as of January 26, 2002 are invested primarily in tax free municipal bonds, short term investments and money market funds with the majority of such investments having scheduled maturities of one year or less. The Company holds no options or other derivative instruments. While the Company has substantial commitments under its store leases, the Company has the ability to cancel certain leases if specified sales levels are not achieved. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn credit card.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. This trend continued for this year's second quarter, however, the unusually large 8.2% decrease in comparable store sales for the first fiscal quarter ended October 27, 2001 resulted in sharply reduced earnings that reduced the apparent impact of fiscal 2002's second quarter's seasonality. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in the Company's merchandise mix.


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

                           Part II - OTHER INFORMATION



Item 4 -- Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of the Company's Shareholders was held on
     December 10, 2001.

(b)  The Company's shareholders voted for:

     1. The reelection of Elliot S. Jaffe and Burt Steinberg, as Directors of the Company for 3-year terms (15,085,425 and 15,408,453 shares, respectively, voted for reelection and 1,580,713 and 1,257,685 shares, respectively, withheld authority with respect for such nominees),

     2. The election of David R. Jaffe as Director of the Company for a 2-year term (15,083,053 shares voted for election and 1,583,085 shares withheld authority with respect for such nominee),

     3. The election of Vivian Behrens as Director of the Company for a 1-year term (16,426,632 shares voted for election and 239,506 shares withheld authority with respect for such nominee),

     4. The increase in the authorized shares of the Company's common stock from 30 million to 50 million (15,041,336 shares voted for the increase, 1,619,901 shares voted against the increase and 4,901 shares abstained), and

     5. Approval of the 2001 Dress Barn Stock Option Plan (8,750,399 shares voted for approval, 6,504,244 shares voted against approval, 10,620 shares abstained and there were 1,400,857 shares represented by broker non-votes).


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