Form 10-Q
period 2002-04-27
DRESS BARN INC
filed 2002-06-11
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 27, 2002              Commission file number 0-11736


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

                .05 par value 36,498,636 shares on June 5, 2002

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 27, 2002
                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      Number

Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           April 27, 2002 (unaudited)
                           and July 28, 2001                                                           I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           April 27, 2002 and April 28, 2001                                           I-4

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirty-nine weeks ended
                           April 27, 2002 and April 28, 2001                                           I-5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirty-nine weeks ended
                           April 27, 2002 and April 28, 2001                                           I-6

                           Notes to Condensed Financial
                           Statements (unaudited)                                           I-7 through I-9

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                  I-10 through I-13

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

         Item 3.           Defaults Upon Senior Securities                                               *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                                                           *

         Item 5.           Other Information                                                             *

         Item 6.           Exhibits and Reports on Form 8-K                                           I-13

                           Signature Page                                                             I-13

*        Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                    April 27,             July 28,
ASSETS                                                                                   2002                 2001
                                                                            ------------------    -----------------
                                                                                  (unaudited)
Current Assets:
     Cash & cash equivalents                                                          $32,778              $16,834
     Marketable securities and investments                                            186,459              177,474
     Merchandise inventories                                                          106,659              104,487
     Prepaid expenses and other                                                         4,379                4,147
                                                                            ------------------    -----------------
        Total Current Assets                                                          330,275              302,942
                                                                            ------------------    -----------------
Property and Equipment:
     Leasehold improvements                                                            63,671               59,019
     Fixtures and equipment                                                           158,935              144,468
     Computer software                                                                 16,236               14,277
     Automotive equipment                                                                 518                  547
                                                                            ------------------    -----------------
                                                                                      239,360              218,311
     Less accumulated depreciation and amortization                                   146,204              129,712
                                                                            ------------------    -----------------
                                                                                       93,156               88,599
                                                                            ------------------    -----------------
Deferred Taxes                                                                          5,688                7,278
                                                                            ------------------    -----------------
Other Assets                                                                            5,173                3,463
                                                                            ------------------    -----------------
                                                                                     $434,292             $402,282
                                                                            ==================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $60,038              $53,681
     Accrued expenses                                                                  44,245               45,006
     Customer credits                                                                   6,888                5,811
     Income taxes payable                                                               7,633                1,187
                                                                            ------------------    -----------------
        Total Current Liabilities                                                     118,804              105,685
                                                                            ------------------    -----------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                        --                   --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued and outstanding-
           36,400,084 and 36,463,398
           shares, respectively                                                         2,602                1,283
     Additional paid-in capital                                                        48,157               45,339
     Retained earnings                                                                389,015              364,491
     Treasury stock, at cost                                                        (123,541)            (114,577)
     Unrealized holding (loss) gain on investments                                      (745)                   61
                                                                            ------------------    -----------------
                                                                                      315,488              296,597
                                                                            ------------------    -----------------
                                                                                     $434,292             $402,282
                                                                            ==================    =================


See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Third Quarter
Amounts in thousands except per share amounts

                                                                                        Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                                    April 27,             April 28,
                                                                                         2002                  2001
                                                                            ------------------    ------------------

     Net sales                                                                       $177,119              $165,111

     Cost of sales, including
       occupancy and buying costs                                                     111,804               105,024
                                                                            ------------------    ------------------

     Gross profit                                                                      65,315                60,087

     Selling, general and
       administrative expenses                                                         45,271                46,049

     Depreciation and amortization                                                      6,082                 6,105
                                                                            ------------------    ------------------

     Operating income                                                                  13,962                 7,933

     Interest income- net                                                                 923                 1,778
                                                                            ------------------    ------------------

        Income before
          income taxes                                                                 14,885                 9,711

     Income taxes                                                                       5,359                 3,556
                                                                            ------------------    ------------------

        Net Income                                                                     $9,526                $6,155
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.26                 $0.17
                                                                            ==================    ==================
          Diluted                                                                       $0.25                 $0.16
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        36,334                36,720
                                                                            ------------------    ------------------
          Diluted                                                                      37,443                37,778
                                                                            ------------------    ------------------

See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - Nine Months
Amounts in thousands except per share amounts

                                                                                      Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 27,            April 28,
                                                                                         2002                 2001
                                                                            ------------------    -----------------

     Net sales                                                                       $530,439             $517,673

     Cost of sales, including
       occupancy and buying costs                                                     340,997              330,500
                                                                            ------------------    -----------------

     Gross profit                                                                     189,442              187,173

     Selling, general and
       administrative expenses                                                        137,198              133,815

     Depreciation and amortization                                                     17,902               17,370
                                                                            ------------------    -----------------

     Operating income                                                                  34,342               35,988

     Interest income- net                                                               3,976                6,662
                                                                            ------------------    -----------------

        Income before
          income taxes                                                                 38,318               42,650

     Income taxes                                                                      13,795               15,579
                                                                            ------------------    -----------------

        Net Income                                                                    $24,523              $27,071
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.67                $0.74
                                                                            ==================    =================
          Diluted                                                                       $0.66                $0.72
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        36,505               36,466
                                                                            ------------------    -----------------
          Diluted                                                                      37,412               37,520
                                                                            ------------------    -----------------


See notes to unaudited consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands
                                                                                           Thirty-Nine Weeks Ended
                                                                                  -------------------------------------
                                                                                          April 27,          April 28,
                                                                                               2002               2001
                                                                                  ------------------   ----------------
Operating Activities:
Net income                                                                                  $24,523            $27,071
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
        equipment                                                                            17,902             17,370
      Change in deferred income taxes                                                         1,590                818
Changes in assets and liabilities:
      (Increase) decrease in merchandise inventories                                        (2,172)              5,132
      (Increase) decrease in prepaid expenses                                                 (232)              1,134
      Increase in other assets                                                              (1,710)              (856)
      Increase (decrease) in accounts payable- trade                                          6,357            (4,120)
      (Decrease) increase in accrued expenses                                                 (761)             11,738
      Increase in customer credits                                                            1,077                876
      Increase (decrease) in income taxes payable                                             6,446            (5,007)
                                                                                  ------------------   ----------------
        Total adjustments                                                                    28,497             27,085
                                                                                  ------------------   ----------------

        Net cash provided by operating activities                                            53,020             54,156
                                                                                  ------------------   ----------------

Investing Activities:
    Purchases of property and equipment - net                                              (22,459)           (18,885)
    Sales and maturities of marketable securities and investments                            52,331             32,450
    Purchases of marketable securities and investments                                     (62,122)           (29,975)
                                                                                  ------------------   ----------------
      Net cash used in investing activities                                                (32,250)           (16,410)
                                                                                  ------------------   ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                   68                 78
    Purchase of treasury stock                                                              (8,964)            (6,412)
    Proceeds from stock options exercised                                                     4,070              5,966
                                                                                  ------------------   ----------------
      Net cash provided by financing activities                                             (4,826)              (368)
                                                                                  ------------------   ----------------

Net (decrease) increase in cash and cash equivalents                                         15,944             37,378
Cash and cash equivalents- beginning of period                                               16,834              2,978
                                                                                  ------------------   ----------------
Cash and cash equivalents- end of period                                                    $32,778            $40,356
                                                                                  ==================   ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                               $5,759            $27,071
                                                                                  ==================   ================

See notes to unaudited consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of April 27, 2002 and July 28, 2001, the consolidated results of its operations for the thirteen and thirty-nine weeks ended April 27, 2002 and April 28, 2001, and cash flows for the thirty-nine weeks ended April 27, 2002 and April 28, 2001. The results of operations for thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

     On May 2, 2002, The Company's Board of Directors declared a 2-for-1 stock split of the Company's common shares in the form of a 100% stock dividend, payable May 31, 2002 to shareholders of record at the close of business on May 17, 2002. The additional shares were distributed on May 31, 2002. All share and per share amounts in the accompanying unaudited consolidated financial statements and related notes have been restated to reflect the stock split.


2.  Stock Repurchase Program

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock for up to an aggregate amount of $75 million. The $75 million stock repurchase program was completed in March 2000, with a total of approximately 9.7 million shares repurchased at an average price of $7.74 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares under the second $75 million stock repurchase program at an aggregate purchase price of approximately $24.8 million. During the 39 weeks ended April 27, 2002, 757,600 shares were repurchased at an average price of $11.83 totaling approximately $9.0 million.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Earnings Per Share

     There were no options excluded from the earnings per share calculation as the average market price exceeded the option price of all options outstanding.


4. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the nine months ended April 27, 2002 was $23.7 million versus comprehensive income of $28.1 million for the nine months ended April 28, 2001. Total comprehensive income for the quarter ended April 27, 2002 was $8.6 million versus $6.2 million in the prior year. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.


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

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142) were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in fiscal 2003. If the Company had adopted SFAS 142 as of April 27, 2002, such adoption would not have had an impact on the consolidated financial position, results of operations, or cash flows of the Company since the Company did not have any assets or liabilities relating to either goodwill or intangibles assets.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 27, 2002, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                                Third Quarter                              Nine Months
                                                -------------                              -----------
                                       % Change         % of Sales               % Change         % of Sales
                                                        ----------                                ----------
                                       from L/Y       T/Y        L/Y             from L/Y       T/Y        L/Y
                                       --------      ------     ------           --------      ------     ------
Net Sales                                  7.3%                                      2.5%
Cost   of   Sales,   including
occupancy & Buying                         6.5%       63.1%      63.6%               3.2%       64.3%      63.8%
Gross Profit                               8.7%       36.9%      36.4%               1.2%       35.7%      36.2%
Selling, General and
   admin. Expenses                        -1.7%       25.6%      27.9%               2.5%       25.9%      25.8%
Depreciation and
   amortization                           -0.4%        3.4%       3.7%               3.1%        3.4%       3.4%
Operating Income                          76.0%        7.9%       4.8%              -4.6%        6.5%       7.0%
Interest Income - Net                    -48.1%        0.5%       1.1%             -40.3%        0.8%       1.3%
Income Before
   income Taxes                           53.3%        8.4%       5.9%             -10.2%        7.2%       8.2%
Net Income                                54.8%        5.4%       3.7%              -9.4%        4.6%       5.2%


     Net sales for the thirteen weeks ended April 27, 2002 (the "third quarter") increased by 7.3% to $177.1 million from $165.1 million for the thirteen weeks ended April 28, 2001 (the "prior period"). The sales increase was due to an approximate 5% increase in average total selling square footage versus the prior period, and a 3% increase in comparable store sales. Comparable store sales for the third quarter were positively impacted by the warmer than usual weather in most parts of the country, especially during April. Net sales for the thirty-nine weeks ended April 27, 2002 (the "nine months") increased 2.5% to $530.4 million from $517.7 million for the thirty-nine weeks ended April 28, 2001 (the "prior nine-month period"). The sales increase was due to an approximate 6% increase in average total selling square footage versus the prior nine-month period, offset in part by a 3% decrease in comparable store sales. The Company remains guarded in its outlook for the remainder of its spring season and continues to exercise caution by maintaining inventory levels in line with sales trends. Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

     The increase in square footage during the nine months was due to the opening of 65 new stores and the conversion of 8 single-format stores into combo stores. These store openings offset the square footage reduction from the closing of 25 under-performing stores during the nine months (3 of which were closed during the third quarter). During the third quarter, which includes the Easter holiday, the Company opened 21 new stores. The Company currently anticipates opening 1 additional combo store and closing approximately 10 stores during the remainder of its fiscal year ending July 27, 2002 ("fiscal 2002").

     As of April 27, 2002, the Company had 760 stores in operation, (215 Dress Barn stores, 60 Dress Barn Woman stores and 485 combo stores), versus 734 stores in operation at April 28, 2001, (227 Dress Barn stores, 57 Dress Barn Woman stores and 450 combo stores). The Company's strategy is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the third quarter increased by 8.7% to $65.3 million, or 36.9% of net sales, from $60.1 million, or 36.4% of net sales, for the prior period. For the nine months, gross profit increased 1.2%, to $189.4 million, or 35.7% of net sales, from $187.2 million, or 36.2% of net sales, for the prior nine-month period. The increase in gross profit as a percentage of sales for the third quarter was primarily due to leverage from the increase in comparable store sales on occupancy and buying costs. Merchandise margins as a percent of sales increased slightly from last year for both periods due primarily to higher initial margins and tight inventory controls, which helped to increase inventory turns and minimize markdowns.

     The Company did not mail catalogs during the third quarter and does not plan to mail any additional catalogs for the remainder of fiscal 2002. The Company's earnings per share for the nine months were negatively impacted by approximately $0.10, versus approximately $0.15 during the prior nine-month period due to the operating losses of its catalog and e-commerce operations. For the third quarter the negative impact was minimal compared to $0.07 negative impact in the prior period.

     Selling, general and administrative (SG&A) expenses decreased by 1.7% to $45.3 million, or 25.6% of net sales, in the third quarter as compared to $46.0 million, or 27.9% of net sales, in the prior period. For the nine months, SG&A expenses increased by 2.5% to $137.2 million, or 25.9% of net sales, versus $133.8 million, or 25.8% of net sales, in the prior nine-month period. In the third quarter, SG&A expenses were impacted by a significant decrease in operating costs for the catalog and e-commerce operations, resulting in the overall decrease in SG&A expenses from the prior period. Continuing cost controls and productivity enhancements augmented the comparable store sales leverage, resulting in SG&A decreasing as a percentage of net sales compared to the prior period. The nine-month increase in SG&A expenses was primarily due to increases in store operating costs, primarily selling and benefit costs resulting from the increase in the Company's store base, and higher advertising and marketing costs. Advertising and marketing costs are expensed in the period in which they are incurred. The increase in SG&A as a percentage of net sales for the nine months was primarily due to the lack of comparable store sales leverage on SG&A expenses.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

     Depreciation expense was $6.1 million for the third quarter, approximately the same as the prior period. For the nine-month period, depreciation increased to $17.9 million from $17.3 million in the prior nine-month period. Increases in fixed asset purchases during the prior twelve months were offset by the write-off of obsolete equipment and software during the quarter ended July 28, 2001, which lowered depreciation expense for the third quarter and nine month periods versus the comparable prior year periods. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

     Interest income decreased 48.1% to $0.9 million in the third quarter this year and decreased 40.3% to $4.0 million in the nine months versus last year's $1.8 million and $6.7 million, respectively. These decreases were due to the steep reduction in investment rates versus last year notwithstanding that funds available for investment were higher than last year for both periods.

     The effective tax rates for both the third quarter and nine months were 36.0%, a slight reduction from the 36.5% effective tax rate for the fiscal year ended July 28, 2001. This reduction was due to a reduction in the effective state tax rate.

     Principally as a result of the above factors, net income for the third quarter was $9.5 million, or 5.4% of net sales, an increase of 54.8% from $6.2 million, or 3.7% of net sales, in the prior period. Net income for the nine months decreased 9.4% to $24.5 million, or 4.6% of net sales, versus $27.1 million, or 5.2% of net sales, for the prior nine-month period.

     A primary factor in determining the Company's net income during any period is the level of merchandise sales at acceptable profit margins. A critical accounting policy for the Company is the valuation of its merchandise inventories. Merchandise inventories are valued at the lower of cost or market as determined by the retail method.


Liquidity and Capital Resources

     The Company has had a debt-free balance sheet for several years. The marketable securities and investments totaling over $186 million as of April 27, 2002 are invested primarily in tax free municipal bonds, short term investments and money market funds with the majority of such investments having scheduled maturities of one year or less. The Company holds no options or other derivative instruments. While the Company has substantial commitments under its store leases, the Company has the ability to cancel certain leases if specified sales levels are not achieved. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn credit card.

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2002 planned capital expenditures, other operating requirements and other proposed or contemplated expenditures. As of April 27, 2002, inventories were current and in line with sales projections.

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