Form 10-K
period 2002-07-27
DRESS BARN INC
filed 2002-10-15
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2002           Commission file number 0-11736

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


As of October 15, 2002, 37,034,276 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 14, 2002 closing price of $15.01 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $439.1 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 8,259,810 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 2002 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 27, 2002
                                TABLE OF CONTENTS

PART I                                                                     PAGE
         Item 1    Business
                       General                                               3
                       Company Strengths and Strategies                      3
                       Merchandising                                         6
                       Buying and Distribution                               7
                       Store Locations and Properties                        7
                       Operations and Management                            10
                       Advertising and Marketing                            11
                       Management Information Systems                       11
                       Trademarks                                           11
                       Employees                                            12
                       Seasonality                                          12
                       Forward-Looking Statement and Factors
                             Affecting Future Performance                   14
         Item 2    Properties                                               14
         Item 3    Legal Proceedings                                        14
         Item 4    Submission of Matters to a Vote of
                       Security Holders                                     15
         Item 4A   Executive Officers of the Registrant                     15

PART II
         Item 5    Market for Registrant's Common Stock and
                       Related Security Holders Matters                     17
         Item 6    Selected Financial Data                                  18
         Item 7    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        19

         Item 8   Financial Statement and Supplementary Data                24
         Item 9   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure               24

PART III
         Item 10  Directors and Executive Officers of the Registrant        24
         Item 11  Executive Compensation                                    24
         Item 12  Security Ownership of Certain Beneficial Owners
                       and Management                                       24
         Item 13  Certain Relationships and Related Transactions            24

PART IV
         Item 14  Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K                                          25

                                     PART I

ITEM 1.  BUSINESS


General


     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The Company differentiates itself from (i) off-price retailers by its carefully edited selection of in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing and convenient locations and (iii) other specialty apparel retailers by its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own brand, which constituted approximately 90% of net sales for the fiscal year ended July 27, 2002 ("fiscal 2002").


     The Company operates primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and larger-sized Dress Barn Woman merchandise, as well as freestanding Dress Barn and Dress Barn Woman stores. As of July 27, 2002, the Company operated 754 stores in 43 states and the District of Columbia, consisting of 483 Combo Stores, 211 Dress Barn stores and 60 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 8,500 square feet.


     On September 18, 2002, the Company's Board of Directors approved the initiation of a "Dutch Auction" Tender Offer by the Company to purchase up to 8 million shares of its outstanding common stock at a price per share of not less than $15.00 nor in excess of $17.00 per share. The tender offer commenced September 19, 2002 and is scheduled to expire, unless extended, October 18, 2002.


Company Strengths and Strategies


     Dress Barn strives to be the preferred career and casual women's specialty store for the moderate customer (size 4 to 24), providing current fashion merchandise at value price points in a comfortable shopping environment with a strong focus on customer service. The Company caters to the time-pressured working women who want their shopping trips to be efficient. To accommodate this customer, the Company locates its stores primarily in nearby strip shopping centers and operates most of these stores seven days and six nights a week. The Company seeks to maintain a distinct fashion point of view, editing its assortments frequently, in accordance with its targeted customer's tastes.
Merchandise is arranged conveniently by lifestyle and category. Customers develop a high degree of confidence that they will quickly find the styles that match their preferences. This, along with attentive service, which Dress Barn is known for, helps to create a loyal repeat customer.


     Dress Barn is one of the largest national specialty store chains offering in-season women's career and casual fashions at value prices. Dress Barn attributes its success to its: (i) national brand recognition and loyal customer base; (ii) long-standing relationships with vendors and manufacturers of quality merchandise, both domestic and overseas; (iii) strong, consistent customer focus; (iv) low cost operating structure; (v) experienced merchandise management team and (vi) strong balance sheet.

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value, focusing on its target customer - fashion minded working women. The Company has built its brand image as a core resource for a stylish, value-priced assortment of career and casual fashions tailored to its customers' needs. The Company's over 750 store locations in 43 states provide it with a nationally recognized brand name. The Company has developed long-standing relationships with its existing customers, enjoying strong customer loyalty. The Company's customer database program tracks customer transactions.


     The Company has developed and maintains strong and lasting relationships with its domestic and offshore vendors and manufacturers, including its buying agents, often being one of their largest accounts. These relationships, along with the Company's buying power and strong credit profile, enable the Company to receive favorable purchasing terms, exclusive merchandise and expedited delivery times.


     Over the past several years, the Company has been gradually repositioning itself to appeal to a younger-feeling customer while maintaining the Company's focus on its target customer. This repositioning includes enhancing the existing Dress Barn image, building brand awareness through various marketing and advertising campaigns, adopting a new logo and creating a "personality" for the Dress Barn brand that is unique and proprietary to the marketplace. To enhance the development of the Dress Barn brand, the Company changed and updated its in-store graphics, newspaper ads, and developed a new prototype store format. During this period, the Company has expanded the use of its dressbarn(R) label to virtually all its merchandise offerings, emphasizing quality, value and fashion.


     During fiscal 2002, the Company engaged a national firm to conduct extensive customer surveys to better understand its customers, their concerns and issues, as well as those who have never shopped or used to shop Dress Barn. The goal was to enhance the Company's branding and advertising strategy, culminating with a comprehensive brand image campaign to strengthen brand awareness as well as bring new customers for the Spring 2003 selling season. In September 2002, the Company hired Vivian Behrens as Senior Vice President, Marketing. Ms. Behrens previously held senior marketing positions at Avon, The Limited Inc., and Charming Shoppes, Inc., and was formerly a member of the Company's Board of Directors. Ms. Behrens will be responsible for all of the Company's marketing, including brand development and brand image campaigns, advertising, sales promotion and the internet.


     The Company's merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to its customers' demands. The merchandise mix has evolved to younger and contemporary in style, including in its mix more fashion merchandise. The Company has shifted its focus from structured, career looks to softer outfit dressings and assortments. The Company has traded up its fabrications, offering value, style and fashion while maintaining its quality and price points. The Company attempts to insure its merchandise sizes are true, the fit is consistent, it is easy to care for and is long lasting wear. In February 2002, the Company promoted Keith Fulsher to Senior Vice President and General Merchandising Manager, responsible for all merchandising, product development, merchandise planning and store visual presentation. Mr. Fulsher had been with the Company for eight years, most recently as Merchandise Manager, Sportswear. Previously he was at Macy's for 18 years, leaving as Group Vice President of Better Sportswear.


     The Company's stores reflect newness and fashion, with key items in depth accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. The Company has a store design prototype that features an easier to shop layout, warmer colors and redesigned fixtures and in-store graphics for enhanced merchandise presentation. During fiscal 2002, the Company updated to the prototype design or remodeled approximately 100 stores; the Company plans to update or remodel approximately 100 of its store locations during its fiscal year ending July 26, 2003 ("fiscal 2003").

     Dress Barn has used technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company continues to enhance its management information systems. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. The Company upgraded its back-office store system software during fiscal 2002, with plans to begin upgrading its store locations' cash register software and hardware to an enhanced PC-based system during fiscal 2003. The Company's distribution center systems continue to be refined, further reducing per-unit distribution costs.


     All aspects of Dress Barn's stores are designed to be responsive to the Dress Barn customer. In past customer surveys, customer service was viewed as superior and was a competitive advantage. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited coordinated merchandise with all items going together and matching, arranged for ease of shopping, comfortable store environment and friendly customer service embody Dress Barn's strong focus on its customers. Dress Barn's training program encourages its customer service associates to assist customers in a low-key and friendly manner. The Company has various programs to recognize and reward its best customer service associates. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.


     The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid balance sheet and internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and potential acquisitions. The Company believes its tender offer which commenced September 19, 2002 and expires October 18, 2002, unless extended, is consistent with its goal of maximizing shareholder value, giving its shareholders an opportunity to sell shares back to the Company at a favorable price with no transaction fees. Upon completion of the tender offer, shareholders will realize a proportionate increase in their relative ownership interest in the Company's future earnings and assets, subject to the issuance of additional securities.


     Based on the economic success of its larger size Combo Stores, most fiscal 2003 store openings will probably be Combo Stores between 8,000 and 9,000 square feet. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. The Company has also been successfully experimenting with opening smaller, freestanding Dress Barn and Dress Barn Woman stores, especially in downtown, urban or other higher-rent areas. The Company has also purchased locations from bankrupt retailers, most of which were too small for a Combo and were opened as freestanding locations. Of the 74 stores the Company opened during fiscal 2002, 51 were Combo locations and 23 were freestanding locations. The Company has an ongoing program of converting its older freestanding stores to Combo Stores. Eight stores were converted during fiscal 2002. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and outlet locations. In fiscal 2003, the company plans to open approximately 55 new stores and convert 5 to 10 existing stores to Combo Stores, including expanding into new markets such as Southern California.


     In conjunction with its strategy of adding mostly Combo Stores, the Company continues to close or relocate its underperforming locations and closed 32 such locations during fiscal 2002, compared to 37 closed in fiscal 2001. The Company also plans to close approximately 30 more such locations in fiscal 2003. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new stores, net of store closings, resulted in an aggregate store square footage increase of approximately 6% in fiscal 2002, after a 7% increase in fiscal 2001.

     The Company marketing programs focus on developing stronger relationships with its existing customers and acquiring new customers. One major asset is the Dress Barn credit card; with almost 2 million cardholders, giving the Company the ability to "talk" to and reward its best customers. The credit card purchasing information, combined with transactional data from the stores, is creating a customer database for our customer relationship management ("CRM") system. The CRM database is designed to track customer transactions, with the ability to target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The CRM database also enhances the Company's direct mail program, providing more productive direct mail lists as well as targeting potential customers within each store's trading area and for new stores. The Company believes these efforts can lead to new customers as well as a more loyal customer base. The Company believes it complies with current consumer privacy rules and regulations for the protection of its customers.


     Dress Barn continually seeks to improve the customer's shopping experience. The Company's enhanced store systems enable store managers and store associates to spend more time servicing customers. The Company utilizes an ongoing training program to improve customer service and the product knowledge and selling skills of its store associates. The Company recently implemented its new DVDi Learning Management System (LMS), where customer service associates are able to take tests and plans to have the results tracked centrally for consistency across all of its stores. The LMS system is part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.


     Due to the continued operating losses of its catalog and e-commerce operations and significant weaknesses in its new fulfillment and order processing software, the Company suspended all mailing of catalogs and
e-commerce sales in November 2001. The Company believes direct selling via its internet site represents a complementary channel of distribution to its existing core business and can help drive store traffic. The Company is reevaluating its direct selling strategy and intends to resume selling a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during fiscal 2003.


Merchandising


     Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of the General Merchandise Manager and five additional merchandise managers. The Company utilizes a Visual Merchandising Department to communicate various floorsets and presentations to the stores. The Company generally has 6 complete floorset changes per year to keep its merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the size of particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality in season merchandise, with approximately 65% of the Company's sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of the Company's sales volume consists of dresses, suits, blazers, outerwear and accessories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise. The Company's Petite departments feature merchandise similar to Dress barn merchandise in petite sizes. In addition to the Company's broad assortment of career and casual wear, the Company offers other wardrobe items including in selected stores accessories, jewelry, hosiery and shoes. There are separate merchandising teams for Dress Barn and Dress Barn Woman.

     The Company's direct sourcing of its merchandise purchasing improves its control over the flow of merchandise into its stores and enables the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes its direct sourcing provides it with more flexibility in the marketing process by allowing for higher initial mark-ons. The Company believes it has the expertise to execute its Dress Barn brand strategy due to its extensive experience sourcing goods (primarily overseas), its position as a merchandiser of established fashions, and its prior experience with private brands. The percentage of the Company's sales generated from all private brand labels has increased to approximately 90% in fiscal 2002 from 80% in fiscal 2001.


     The Company continues to expand the number of its stores with shoe and petite-size departments. As of July 27, 2002, 309 stores had shoe departments and 143 stores featured petites. The Company currently plans to add approximately 20 shoe departments and add approximately 20 petite departments in fiscal 2003.


Buying and Distribution


     Buying is conducted on a departmental basis for Dress Barn and Dress Barn Woman by the Company's staff of over 45 buyers and assistant buyers supervised by the General Merchandise Manager and five merchandise managers. The Company also uses independent buying representatives in New York and overseas. The Company obtains its merchandise from approximately 200 vendors, and no vendor accounted for over 5% of the Company's purchases. In fiscal 2002, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of the Company's purchases. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items such as dresses, t-shirts, socks and hosiery to approximately six months for items such as suits and sweaters.


     All merchandise for its stores is received from vendors at the Company's central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to its stores. The Company uses its strong relationships with vendors to lower its operating costs by shifting freight and insurance costs to the vendors and typically requires them to provide ancillary services. For example, over 90% of the Company's merchandise is pre-ticketed by vendors and over half of the hanging garments purchased by the Company are delivered on floor-ready hangers. In addition, 45% of its merchandise receipts are pre-packaged for distribution to stores, which allows for efficiencies in its distribution center by using cross-docking.


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


Store Locations and Properties


     As of July 27, 2002, the Company operated 754 stores in 43 states and the District of Columbia. 369 of the stores were conveniently located in strip centers and 289 stores were located in outlet centers. During fiscal 2002, no store accounted for as much as 1% of the Company's total sales. The table on the following page indicates the type of shopping facility in which the stores were located:

                                                                                   Dress Barn
                                                              Dress Barn                Woman              Combo
      Type of Facility                                            Stores               Stores             Stores            Total

Strip Shopping Centers                                               122                   26                221              369
Outlet Malls and Outlet Strip Centers                                 55                   23                211              289
Free Standing, Downtown and Enclosed Malls                            34                   11                 51               96(*)

Total                                                                211                   60                483              754
                                                                     ---                   --                ---              ---

(*) Includes 31 downtown locations


     The table on the following page indicates the states in which the stores operating on July 27, 2002 were located, and the number of stores in each state:

Location                                                                    DB                DBW              Combos
                                                                       -------            -------              ------
Alabama                                                                      -                  -                   6
Arizona                                                                      1                  -                   7
Arkansas                                                                     -                  -                   2
California                                                                  20                  3                  21
Colorado                                                                     3                  1                   8
Connecticut                                                                  7                  3                  22
District of Columbia                                                         2                  1                   1
Delaware                                                                     3                  1                   3
Florida                                                                     12                  1                  15
Georgia                                                                      3                  1                  20
Idaho                                                                        -                  -                   2
Illinois                                                                     3                 1-                  24
Indiana                                                                      4                  -                   9
Iowa                                                                         -                  -                   4
Kansas                                                                       -                  -                   5
Kentucky                                                                     1                  -                   6
Louisiana                                                                    -                  -                   5
Maine                                                                        2                  1                   -
Maryland                                                                     5                  3                  19
Massachusetts                                                               12                  2                  26
Michigan                                                                     8                  1                  21
Minnesota                                                                    1                  -                   7
Mississippi                                                                  -                  -                   6
Missouri                                                                     4                  2                  14
Nebraska                                                                     -                  -                   4
Nevada                                                                       2                  -                   5
New Hampshire                                                                1                  -                   5
New Jersey                                                                  22                  9                  18
New York                                                                    27                  5                  38
North Carolina                                                              10                  5                  18
Ohio                                                                         4                  1                  16
Oklahoma                                                                     -                  -                   2
Oregon                                                                       2                  2                   3
Pennsylvania                                                                23                  7                  18
Rhode Island                                                                 1                  -                   3
South Carolina                                                               6                  3                   8
Tennessee                                                                    3                  2                  11
Texas                                                                        4                  1                  39
Utah                                                                         0                  0                   5
Vermont                                                                      -                  -                   2
Virginia                                                                    13                  3                  22
Washington                                                                   1                  1                   5
West Virginia                                                                -                  -                   1
Wisconsin                                                                    1                  -                   7

Total                                                                      211                 60                 483
                                                                           ---                 --                 ---

Operations and Management


     In considering new store locations, the Company's focus is on expanding in its existing major trading and high-density markets, in certain cases seeking downtown or urban locations and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian traffic and daytime population, proximity to major corporate centers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations the Company considers the concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers. The Company also seeks to expand into new markets; in fiscal 2003 the Company is opening several locations in Southern California. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

     The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer complete outfits coordinated from among the stores' fashion offerings. The Company has updated its interior signage and fixturing for a more open and easier to shop environment. During fiscal 2002 the Company updated 100 of its existing stores and plans over time to update many of its remaining stores, another 100 of which will be updated in fiscal 2003.

     All stores are directly managed and operated by the Company. A supervisor, who may be the store manager, staffs each store with at least one customer service associate during non-peak hours, with additional customer service associates added as needed at peak hours. The supervisors and customer service associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 11 Regional Sales Managers and approximately 100 District Sales Managers. District Sales Managers visit each store on a regular basis to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

     The Company motivates its customer service associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Customer service associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) its DVDi LMS training system (ii) ongoing video training and (iii) one-on-one training of customer service associates by store managers.

     Approximately 66% of the Company's sales in fiscal 2002 versus 64% in fiscal 2001 were paid for by credit card, with the remainder being paid by cash or check. This increase was partially due to the Company's increased promotion of the Dress Barn card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn card but pays a percentage of sales as a service charge. As of July 27, 2002, the number of cardholders was approximately 1.9 million. The average transaction on the Dress Barn credit card during fiscal 2002 was approximately 30% greater than the average of all other transactions and represented approximately 16% of the Company's sales.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings, while downtown and freestanding stores are usually open two nights per week.

Advertising and Marketing


     The Company primarily uses print advertising. At the store level, the store managers host local marketing programs, including fashion shows and in-store events designed to create greater awareness of Dress Barn's merchandise. The Company also uses direct mail programs, with eight mailings during fiscal 2002. In addition, there were several smaller, more targeted mailings during fiscal 2002. The Company is considering launching a national brand awareness campaign in 2003 after conducting extensive customer research and surveys during Spring 2002.


     The Company believes that identifying its customers and their purchasing patterns is essential to its business. During fiscal 2002, the Company implemented a customer relationship management program to track customer transactions.


Management Information Systems


     In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has a management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale system with price look-up capabilities for both inventory and sales transactions. The Company continues to refine its laptop system that delivers up-to-date store-related and other information to its Regional and District Sales Managers and automates many of their reporting functions.


     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels on-line, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. The Company analyzes historical hourly and projected sales trends to efficiently schedule store personnel, minimizing labor costs while producing a higher level of customer service. The Company upgraded its back-office store system software during fiscal 2002, with plans to begin upgrading its store locations' cash register software and hardware to an enhanced PC-based system during fiscal 2003. The Company believes that such investments in technology enhance operating efficiencies and position Dress Barn for future growth. The Company recently implemented its new DVDi Learning Management System (LMS), where customer service associates are able to take tests and have the results tracked centrally for consistency across all of its stores. The LMS system was part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.


Trademarks


     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise. The Company believes its Dress Barn (R) trademark is materially important to its business. A small number of the Company's stores currently in operation, primarily located in outlet centers, operate under the name Westport Ltd.(R) and Westport Woman.

Employees


     As of July 27, 2002, the Company had approximately 8,900 employees of whom approximately 5,000 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


Seasonality


     The Company's sales are evenly split between its Fall and Spring seasons. Though the Company does not consider its business seasonal, it has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


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


     The Company's success is largely dependent on the efforts and abilities of its senior management team. During fiscal 2002, the Company promoted a key member of its management team, David Jaffe to President and Chief Executive Officer from Chief Operating Officer. In addition, during fiscal 2002 the
Company promoted Keith Fulsher to Senior Vice President and General Merchandising Manager from Merchandise Manager, Sportswear. The Company's results of operations may be impacted by the effect, if any, of these changes on its day-to-day operations, merchandising and store activities, growth plans and ability to continue servicing its existing customer base.

     The growth of the Company's store operations is dependent, in large part, upon the Company's ability to successfully execute its strategy of adding new stores. The success of the Company's growth strategy for its stores will depend upon a number of factors, including the identification of suitable markets and sites for new Combo Stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.


     The expansion of the dressbarn(R) brand to the vast majority of the Company's merchandise offerings and the marketing campaign to promote the Company's brand and image may not generate positive reaction from its customers and may not increase sales. Failure of the Company to maintain its existing customer base may negatively impact sales.


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


     The Company imports a significant portion of its merchandise from manufacturers in Asia, the Middle East and Africa, among others. Importing involves risks including potential disruptions such as the recent West Coast Longshoreman's work stoppage, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise. The Company's ability to manage the importing of goods from overseas, their production, timing of deliveries and US Customs-related compliance is an important component of its merchandising strategy. Failure of the Company to manage its import activities would have an adverse effect on the Company's financial condition and results of operations.


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


     The Company is committed to being more productive. The Company is planning to continue to close or relocate underperforming stores and maintain tight cost controls in all areas with a view to increasing shareholder value. There can be no assurance that the Company's strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.

ITEM 2.  PROPERTIES


     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more 5-year options to extend the lease. The table on the following page, covering all stores operated by the Company on July 27, 2002, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                                        Leases                    Number with                  Number Without
Fiscal Years                                           Expiring                 Renewal Options                Renewal Options

2002                                                      124                          77                            47
2003                                                      136                         117                            19
2004                                                      113                          89                            24
2005-2007                                                 283                         250                            33
2008 and thereafter                                        98                          91                             7
                                                          ---                         ---                           ---

Total                                                     754                         624                           130
                                                          ---                         ---                           ---


     New store leases generally provide for a base rent of between $15 and $25 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 27, 2002, and excluding locations acquired after July 27, 2002, for fiscal 2003 are approximately $85.3 million. In addition, the Company is also responsible under its store leases for it's pro rata share of maintenance expenses and common charges in strip and outlet centers.


     Most of the store leases give the Company the right to terminate the lease at little or no cost if certain specified sales volumes are not achieved. This affords the Company greater flexibility to close underperforming stores. Usually these provisions are operative only during the first few years of the lease.


     The Company's investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. Dress Barn often receives tenant improvement allowances from the landlords to offset these initial investments. The Company's stores are typically profitable within the first 12 months of operation.


     The Company leases its executive offices and distribution facilities in Suffern, New York. The Suffern facility has a total of 510,000 square feet, with 100,000 square feet of office space and the remainder used for merchandise distribution. This lease expires on April 30, 2007, with three five-year options to extend the lease. Management believes the Suffern facility is sufficient to meet its current needs and current expansion plans for its stores. The Company believes any substantial increase in the Company's store base resulting from expansion or acquisition may require additional distribution facilities.


ITEM 3.  LEGAL PROCEEDINGS


     On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut, Stamford Judicial District, seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations before Bedford Fair Industries' Chapter 11 bankruptcy filing for the acquisition of the Bedford Fair business which the Company never concluded. The Company believes there is no merit in any of the plaintiffs' asserted claims, is vigorously defending the litigation, and, in any event, does not expect the outcome of these proceedings to have a material adverse effect on the Company.

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


ITEM 4A.  Executive Officers of the Registrant


         The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:


Name                     Age               Positions

Elliot S. Jaffe           76               Chairman of the Board,
                                           Founder and Director

David R. Jaffe            43               President,
                                           Chief Executive Officer and Director

Burt Steinberg            57               Executive Director and
                                           Director

Vivian Behrens            49               Senior Vice President
                                           Marketing

Armand Correia            56               Senior Vice President and Chief
                                           Financial Officer

Keith Fulsher             48               Senior Vice President
                                           And General Merchandise Manager

Eric Hawn                 52               Senior Vice President
                                           Store Operations

Elise Jaffe               47               Senior Vice President
                                           Real Estate


     Mr. Elliot S. Jaffe was Chief Executive Officer of the Company from 1966 until February 2002.

     Mr. David R. Jaffe became President and Chief Executive Officer in February 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since September 2001. He had been Vice Chairman since February 2001. He joined the Company in 1992 as Vice President Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe, Secretary, Treasurer and Director of the Company.

     Mr. Steinberg became Executive Director of the Company in August 2001. He had been President and Chief Operating Officer of the Company since 1989 and Vice Chairman since February 2001.

     Ms. Behrens started with the Company in September 2002 as Senior Vice President, Marketing. Ms. Behrens is President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc. Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was formerly a member of the Company's Board of Directors.

     Mr. Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Fulsher became Senior Vice President and General Merchandise Manager of the Company in February 2002. Previously, Mr. Fulsher had been with the Company for eight years, most recently as Merchandise Manager, Sportswear. Previously he was at Macy's for 18 years, leaving as Group Vice President of Better Sportswear.

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

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Prices of Common Stock

     The Common Stock of The Dress Barn, Inc. is traded over-the-counter on the NASDAQ National Market System under the symbol DBRN.

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

     The table below sets forth the high and low bid prices as reported by NASDAQ for the last eight fiscal quarters. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.


                                                       Fiscal 2002                        Fiscal 2001
                                                       Bid Prices                          Bid Prices
                                                   High           Low                  High          Low
Fiscal Period
         First Quarter                              $12.20         $9.64                $12.69        $9.94
         Second Quarter                             $13.94        $10.83                $15.50       $11.63
         Third Quarter                              $15.62        $12.55                $15.38       $10.69
         Fourth Quarter                             $17.50        $12.14                $14.46       $10.78


Number of Record Holders

     The number of record holders of the Company's common stock as of October 1, 2002 was approximately 2,000.


Dividend Policy

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.


Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes our equity compensation plans as of July 27, 2002.

                                                                                                             Number of securities
                                                                                                              remaining available
                                                                                                              for future issuance
                                                                                                                 under equity
                                                                     Number of securities  Weighted average   compensation plans
                                                                       to be issues upon    exercise price        (excluding
                                                                          exercise of       of outstanding   securities reflected
                           Plan Category                              outstanding options       options         in column (a))
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (a)                 (b)                 (c)
Equity compensation plans approved by security holders                       2,734,352            $8.14              4,866,516
Equity compensation plans not approved by security holders                           0                0                      0
                                                                    ..........................................................
Total                                                                        2,734,352            $8.14              4,866,516
                                                                     ==========================================================

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share
information
                                                                                 Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                        July 27,        July 28,         July 29,         July 31,         July 25,
                                                            2002            2001             2000             1999             1998
                                                ------------------------------------------------------------------------------------

     Net sales                                          $717,136        $695,008         $656,174         $615,975         $598,175
     Cost of sales, including
       occupancy and buying costs                        453,428         443,426          419,479          398,282          381,354
                                                ------------------------------------------------------------------------------------

     Gross profit                                        263,708         251,582          236,695          217,693          216,821

     Selling, general and
       administrative expenses                           186,375         180,991          165,336          150,897          142,098

     Depreciation & amortization                          23,508          23,916           21,164           23,104           17,758
                                                ------------------------------------------------------------------------------------

     Operating income                                     53,825          46,675           50,195           43,692           56,965

     Interest income- net                                  5,458           8,949            7,667            8,787            6,385
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                    59,283          55,624           57,862           52,479           63,350

     Income taxes                                         21,342          20,303           21,120           19,155           23,123
                                                ------------------------------------------------------------------------------------

        Net earnings                                     $37,941         $35,321          $36,742          $33,324          $40,227
                                                ====================================================================================

  Earnings per share - basic (1)                          $ 1.04           $ .97            $ .97            $ .78            $ .87
                                                ====================================================================================
                                                ====================================================================================
  Earnings per share - diluted (1)                        $ 1.01           $ .94            $ .95            $ .77            $ .85
                                                ====================================================================================

Balance sheet data:
     Working capital                                    $230,959        $197,257         $159,105         $159,089         $170,412
     Total assets                                       $458,247        $402,282         $374,236         $363,579         $341,154
     Long-term debt                                           --              --               --               --               --
     Shareholders' equity                               $334,253        $296,597         $259,561         $253,600         $265,608

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                          63.2%           63.8%            63.9%            64.7%            63.8%
     Gross profit                                          36.8%           36.2%            36.1%            35.3%            36.2%
     Selling, general and
       administrative expenses                             26.0%           26.0%            25.2%            24.5%            23.8%
     Operating income                                       7.5%            6.7%             7.6%             7.1%             9.5%
     Net earnings                                           5.3%            5.1%             5.6%             5.4%             6.7%

     (1) All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, distributed May 31, 2002.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

     Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence, including consumers' reaction to global political instability; competitive factors and pricing pressures, including the promotional activities of department stores, mass merchandisers and other specialty chains; consumer apparel buying patterns, such as the ongoing shift to more casual apparel; import risks, including potential disruptions such as the recent West Coast Longshoreman's work stoppage, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.


Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, investments, long-lived assets, income taxes and claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company's financial statements.

Revenue Recognition
     While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits issued by the Company are recorded as a liability until they are redeemed.

Merchandise Inventories
     The Company's inventory is valued using the retail method of accounting and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. Physical inventories are conducted at the end of the second fiscal quarter and at the end of the fiscal year to calculate actual shrinkage and inventory on hand. The Company continuously reviews its inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company's gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company's results of operations.

Long-lived assets
     The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company's store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge when the Company expects to exercise its right to terminate the store's lease early using this option. This determination is based on a number of factors, including the store's historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Claims and Contingencies
     The Company is subject to various claims and contingencies related to insurance, taxes, lawsuits and other matters arising out of the normal course of business. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and medical insurance. Pursuant to these arrangements, the Company is responsible for paying claims up to designated dollar limits. The Company accrues its estimate of the eventual costs related to these claims, which can vary based on changes in assumptions or claims experience. The Company accrues its estimate of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company is generally conservative in the estimation of its claims and contingencies, and therefore believes its accruals for claims and contingencies are adequate.

Income taxes.
     The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company's tax expense, assets and liabilities could be different.

Stock Split

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common shares in May 2002 (the "stock split"). The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.


Results of Operations

     The table on the following page sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                                               Fiscal Year Ended
                                                                                  July 27,          July 28,           July 29,
                                                                                     2002              2001               2000
                                                                                 ---------         ---------          ---------

Net sales                                                                           100.0%            100.0%             100.0%
Cost of sales, including
  occupancy and buying costs                                                         63.2%             63.8%              63.9%
Selling, general and
  administrative expenses                                                            26.0%             26.0%              25.2%
Depreciation and amortization                                                         3.3%              3.5%               3.2%
Interest income - net                                                                 0.8%              1.3%               1.2%
Earnings before income taxes                                                          8.3%              8.0%               8.8%
Net earnings                                                                          5.3%              5.1%               5.6%

Fiscal 2002 Compared to Fiscal 2001

     Net sales increased by 3.2% to $717.1 million for the 52 weeks ended July 27, 2002 ("fiscal 2002"), from $695.0 million for the 52 weeks ended July 28, 2001 ("fiscal 2001"). The sales increase from fiscal 2001 was due to an approximately 6% increase in total selling square footage, offset in part by a 1.9% decrease in comparable store sales. The increase in store square footage was due to the opening of 74 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 32 under-performing stores. The number of stores in operation increased to 754 stores as of July 27, 2002, from 720 stores in operation as of July 28, 2001.

     The Company believes that the events of September 11th and the economic uncertainty that followed were the key influences of the weak fall selling season resulting in a 5% decrease in comparable store sales for the first six months of fiscal 2002. Sales strengthened modestly in the spring, helped by the unseasonably warm weather in April, with comparable store sales increasing 2% for the second half of fiscal 2002. The Company believes the second half of fiscal 2002 benefited from easier sales comparisons versus fiscal 2001's spring season. Nevertheless, diminished consumer confidence, a perceived slowing economy and international uncertainties negatively impacted sales during the second half of fiscal 2002. As a result, the Company is operating its business conservatively during its fiscal year ending July 26, 2003 ("fiscal 2003").

     The Company's real estate strategy for fiscal 2003 is to continue opening primarily Combo Stores and converting its existing single-format stores into Combo Stores, while closing its under-performing locations. Store expansion will focus on both expanding in the Company's existing major trading markets, in certain cases seeking a downtown location and/or adding to a cluster of suburban or other locations, and developing and expanding into new markets, including Southern California.

     Due to the continued operating losses of its catalog and e-commerce operations and significant weaknesses in its new fulfillment and order processing software, the Company suspended all mailing of catalogs and
e-commerce sales in November 2001. The Company believes direct selling via its internet site represents a complementary channel of distribution to its existing core business and can help drive store traffic. The Company is reevaluating its direct selling strategy and intends to resume selling a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during fiscal 2003. The Company's fiscal 2002 earnings per share-diluted were reduced by approximately $.11 due to the operating costs of the catalog and e-commerce operations, versus approximately $.20 for fiscal 2001.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 4.8% to $263.7 million, or 36.8% of net sales, in fiscal 2002 from $251.6 million, or 36.2% of net sales, in fiscal 2001. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the Company's increased mix to more dressbarn (R) brand merchandise and lower markdowns due to tight inventory controls, which helped increase inventory turns and minimize markdowns. Markdowns as a percentage of sales were lower than fiscal 2001, particularly during the fourth fiscal quarter of fiscal 2002. This was offset, in part, by higher store occupancy costs as a percentage of sales resulting from higher rents for new stores, store expansions and lease renewals.

     Selling, general and administrative ("SG&A") expenses increased by 3.0% to $186.4 million, or 26.0% of net sales, in fiscal 2002 from $181.0 million, also 26.0% of sales, in fiscal 2001. The increase in SG&A expenses versus the prior year was reduced by the suspension of the catalog and e-commerce operations in November 2001. Combined with cost controls and productivity improvements, SG&A as a percent of sales was flat as compared to fiscal 2001. This was in spite of the negative leverage from the 1.9% decrease in comparable store sales and its impact on fixed costs, and increases in store operating, benefits and insurance costs.

     Depreciation expense decreased by 1.7% to $23.5 million in fiscal 2002, versus $23.9 million in fiscal 2001, primarily due to the write-off of certain obsolete computer equipment and software in fiscal 2001. Depreciation expense for both periods also includes certain write-offs related to the closure of 32 stores and 37 stores during fiscal 2002 and fiscal 2001, respectively.

     Interest income - net decreased by 39.0% to $5.5 million for fiscal 2002 from $8.9 million for fiscal 2001. This was the result of the dramatic reduction in interest rates, although funds available for investment increased during the year.

     Net earnings for fiscal 2002 increased 7.4% to $37.9 million versus $35.3 million in fiscal 2001, while diluted earnings per share also increased 7.4% to $1.01 per share versus $0.94 in fiscal 2001.


Fiscal 2001 Compared to Fiscal 2000

     Net sales increased by 5.9% to $695.0 million for the 52 weeks ended July 28, 2001 ("fiscal 2001"), from $656.2 million for the 52 weeks ended July 29, 2000 ("fiscal 2000"). The sales increase from fiscal 2000 was due to an approximately 7% increase in total selling square footage, offset in part by a 1.2% decrease in comparable store sales. The increase in store square footage was due to the opening of 68 new stores, primarily Combo Stores, which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 37 underperforming stores. The number of stores in operation increased to 720 stores as of July 28, 2001, from 689 stores in operation as of July 29, 2000. The Company believes its strategic initiatives, including the development of its Dress Barn(R) brand merchandise and brand image contributed to a strong Fall selling season. Sales slowed in the Spring, reflecting diminished consumer confidence and continuing concerns over the slowing economy, resulting in an overall 1.2% decline in comparable store sales for fiscal 2001.

     The Company mailed a total of 11 million Dress Barn catalogs during fiscal 2001. The Company also sells merchandise on the internet via its web site (www.dressbarn.com). The Company's fiscal 2001 earnings per share-diluted were reduced by approximately $.20 due to the operating costs of the catalog and e-commerce operations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 6.3% to $251.6 million, or 36.2% of net sales, in fiscal 2001 from $236.7 million, or 36.1% of net sales, in fiscal 2000. The increase in gross profit as a percentage of sales was primarily due to higher initial margins from the Company's increased mix to more dressbarn (R) brand merchandise and lower markdowns due to tight inventory controls, which helped increase inventory turns and minimize markdowns. This was offset, in part, by higher store occupancy costs as a percentage of sales resulting from higher rents for new stores, store expansions and lease renewals.

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

     Net earnings for fiscal 2001 decreased 3.9% to $35.3 million versus $36.7 million in fiscal 2000, while diluted earnings per share fell 0.5% to $.94 per share versus $.95 in fiscal 2000. The earnings per share decrease was less than the decrease in net earnings primarily due to the Company's repurchase of .6 million and 4.8 million shares of its common stock in fiscal 2001 and 2000, respectively.


Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, and the continued expansion of its Combo Stores. Total capital expenditures were $28.3 million, $25.8 million and $22.3 million in fiscal 2002, 2001 and 2000, respectively. Capital expenditures increased $2.6 million in fiscal 2002 primarily due to the investment in new store technology and back office operating systems. The Company also repurchased 757,600 outstanding shares of its stock for a total cost of $9.0 million during fiscal 2002, 620,000 outstanding shares for $7.4 million during fiscal 2001 and 4,798,800 outstanding shares for $33.9 million during fiscal 2000. Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

     On September 18, 2002, the Company's Board of Directors approved the initiation of a "Dutch Auction" Tender Offer by the Company to purchase up to 8 million shares of its outstanding common stock at a price per share of not less than $15.00 nor in excess of $17.00 per share. The tender offer commenced September 19, 2002 and is scheduled to expire, unless extended, October 18, 2002. The Company believes that the repurchase of its shares is consistent with its goal of maximizing shareholder value, giving its shareholders an opportunity to sell shares back to the Company at a favorable price with no transaction fees. Upon completion of the tender offer, shareholders will realize a proportionate increase in their relative ownership interest in the Company's future earnings and assets, subject to the issuance of additional securities. The Company will need a maximum of approximately $137 million to purchase the maximum 8 million shares, assuming the price paid per share is $17.00, and to pay related expenses. The Company intends to utilize its available cash to fund the tender offer.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2002 increased to $77.0 million as compared to $63.2 million in fiscal 2001 and $61.5 million in fiscal 1999. The increase in fiscal 2002 was primarily due to the timing of its income tax payments and the estimated realization of a portion of its deferred tax asset during fiscal 2002.

     At July 27, 2002, the Company had $163.5 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was approximately $239.4 million at July 27, 2002. In addition, the Company had available $135 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 27, 2002. However, potential borrowings were limited by approximately $38 million of outstanding letters of credit primarily to vendors for import merchandise purchases. The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, other than operating leases entered into in the normal course of business and letters of credit. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

     In fiscal 2003, the Company plans to open approximately 55 additional stores, convert 5 to 10 single-format stores to its larger combo store format and continue its store-remodeling program. The Company intends to focus on both expanding in the Company's existing major trading markets, in certain cases seeking a downtown location and/or adding to a cluster of suburban or other locations, and developing and expanding into new markets. The Company considers from time to time and may in the future consider acquisition opportunities in the following areas to enhance shareholder value and supplement our growth: (1) real estate oriented acquisitions to gain access to attractive sites and favorable lease terms; (2) other retail operations that could benefit from our management and expertise; and (3) alternative channels of distribution. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.

Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2003. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                    PART III


     The information called for Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2002 Annual Meeting of Shareholders.

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


ITEM 14.  (a) (3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(tt), 10(uu), 21 and 23 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                                                            Incorporated By
                                                                                                            Reference From

3(c)              Amended and Restated Certificate of Incorporation                                                   (1)

3(e)              Amended and Restated By-Laws                                                                       (13)

3(f)              Amendments to Amended and Restated  Certificate of Incorporation                                    (5)

4.                Specimen Common Stock Certificate                                                                   (1)

10(a)             1993 Incentive Stock Option Plan                                                                   (10)

10(b)             Employment Agreement With Burt Steinberg                                                           (14)

10(f)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                                                                     (6)

10(g)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                                                                     (6)



                                                                                                          Incorporated By
                                                                                                            Reference From

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

                  10(l)   Danbury, CT store                                                                           (1)

                  10(hh) Norwalk, CT  Dress Barn/Dress Barn Woman store                                               (8)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan                                           (5)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia                                             (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe                                               (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg                                             (7)

10(mm)            Lease between Dress Barn and  AT&T for                                                              (9)
                  Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan                                                        (11)

10(oo)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Jaffe 1996 Insurance Trust

10(ss)            The Dress Barn, Inc. 2001 Stock Option Plan                                                        (14)

10(tt)            Employment Agreement with Elliot S. Jaffe

10(uu)            Employment Agreement with David R. Jaffe

21.               Subsidiaries of the Registrant

23.               Independent Auditors' Consent

References on following page:

--------------------------------------------------------------------------------
(1) The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
(3) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
(4) The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
(5) The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9) The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
(10) The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(11) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
(14) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.


ITEM 14.  (b)  REPORT ON FORM 8-K

     The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended July 27, 2002.


ITEM 14.  (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 10(tt), 10(uu), 21 and 23 which are filed as part of this Report.

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

   Signature                    Title                                   Date

/s/ ELLIOT S. JAFFE                                                   10/15/02
--------------------
Elliot S. Jaffe            Chairman of the Board

/s/ ROSLYN S. JAFFE                                                   10/15/02
---------------------
Roslyn S. Jaffe            Director and Secretary and Treasurer

/s/ DAVID R. JAFFE                                                    10/15/02
---------------------
David R. Jaffe             Director, President and
                           Chief Executive Officer
                          (Principal Executive Officer)

/s/ BURT STEINBERG                                                    10/15/02
---------------------
Burt Steinberg             Director and Executive Director

/s/ KLAUS EPPLER                                                      10/15/02
-----------------------
Klaus Eppler               Director

/s/ DONALD JONAS                                                      10/15/02
----------------
Donald Jonas               Director

/s/ EDWARD D. SOLOMON                                                 10/15/02
---------------------
Edward D. Solomon          Director

JOHN USDAN                                                            10/15/02
-----------
John Usdan                 Director

/s/ ARMAND CORREIA                                                    10/15/02
---------------------
Armand Correia             Chief Financial Officer (Principal
                           Financial and Accounting Officer)

                                 CERTIFICATIONS


I, David R. Jaffe, President and Chief Executive Officer of The Dress Barn Inc. ("the Company"), certify that:


1. I have reviewed the Company's Annual Report on Form 10-K for the period ending July 27, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


Dated: October 15, 2002

/s/ DAVID R. JAFFE
---------------------
David R. Jaffe
President and Chief Executive Officer
(Principal Executive Officer)





I, Armand Correia, Senior Vice President and Chief Financial Officer of The Dress Barn Inc. ("the Company"), certify that:

1. I have reviewed the Company's Annual Report on Form 10-K for the period ending July 27, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


Dated: October 15, 2002

/s/ ARMAND CORREIA
---------------------
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 27, 2002 and July 28, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended July 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 27, 2002 and July 28, 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended July 27, 2002 in conformity with accounting principles generally accepted in the United States of America.






Deloitte & Touche LLP
New York, New York
September 16, 2002

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data                                           July 27,                 July 28,
ASSETS                                                                                2002                     2001
                                                                         ------------------       ------------------
Current Assets:
     Cash and cash equivalents                                                    $ 75,926                 $ 16,834
     Marketable securities and investments (Note 2)                                163,474                  177,474
     Merchandise inventories                                                       113,371                  104,487
     Prepaid expenses and other                                                      2,182                    4,147
                                                                         ------------------       ------------------
        Total Current Assets                                                       354,953                  302,942
                                                                         ------------------       ------------------
Property and Equipment:
     Leasehold improvements                                                         61,414                   59,019
     Fixtures and equipment                                                        154,139                  144,468
     Computer software                                                              17,344                   14,277
     Automotive equipment                                                              554                      547
                                                                         ------------------       ------------------
                                                                                   233,451                  218,311
     Less accumulated depreciation
       and amortization                                                            140,025                  129,712
                                                                         ------------------       ------------------
                                                                                    93,426                   88,599
                                                                         ------------------       ------------------
Deferred Income Taxes (Note 5)                                                       5,869                    7,278
                                                                         ------------------       ------------------
Other Assets                                                                         3,999                    3,463
                                                                         ------------------       ------------------
                                                                                  $458,247                 $402,282
                                                                         ==================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                      $ 62,802                 $ 53,681
     Accrued salaries, wages and related expenses                                   18,089                   17,219
     Other accrued expenses                                                         27,798                   27,787
     Customer credits                                                                6,650                    5,811
     Income taxes payable                                                            8,655                    1,187
                                                                         ------------------       ------------------
        Total Current Liabilities                                                  123,994                  105,685
                                                                         ------------------       ------------------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                     --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued - 36,507,919 and
             51,312,464 shares, respectively
       Outstanding- 36,507,919 and
             36,474,064 shares, respectively                                         1,825                    2,566
     Additional paid-in capital                                                     52,209                   44,056
     Retained earnings                                                             279,672                  364,491
     Treasury stock, at cost                                                            --                (114,577)
     Accumulated other comprehensive income                                            547                       61
                                                                         ------------------       ------------------
                                                                                   334,253                  296,597
                                                                         ------------------       ------------------
                                                                                  $458,247                 $402,282
                                                                         ==================       ==================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 27,            July 28,            July 29,
                                                                              2002                2001                2000
                                                               ------------------------------------------------------------

     Net sales                                                            $717,136            $695,008            $656,174
     Cost of sales, including
       occupancy and buying costs                                          453,428             443,426             419,479
                                                               ------------------------------------------------------------

     Gross profit                                                          263,708             251,582             236,695

     Selling, general and
       administrative expenses                                             186,375             180,991             165,336

     Depreciation and amortization                                          23,508              23,916              21,164
                                                               ------------------------------------------------------------

     Operating income                                                       53,825              46,675              50,195

     Interest income- net                                                    5,458               8,949               7,667
                                                               ------------------------------------------------------------

     Earnings before provision for
          income taxes                                                      59,283              55,624              57,862

     Provision for income taxes                                             21,342              20,303              21,120
                                                               ------------------------------------------------------------

     Net earnings                                                          $37,941             $35,321             $36,742
                                                               ============================================================

     Earnings per share:
            Basic                                                           $ 1.04              $ 0.97              $ 0.97
                                                               ============================================================
            Diluted                                                         $ 1.01              $ 0.94              $ 0.95
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           36,495              36,481              37,916
                                                               ============================================================
            Diluted                                                         37,516              37,494              38,815
                                                               ============================================================


See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Amounts and shares in thousands.
                                                                                                              Accumulated    Total
                                                                             Additional                          Other       Share-
                                                             Common Stock      Paid-In    Retained  Treasury Comprehensive  holders'
                                                          Shares      Amount   Capital    Earnings    Stock   Income(Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                                    39,872      $2,464    $27,565   $292,428  ($68,274)    ($583)    $253,600
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                             36,742
   Unrealized holding loss on marketable securities                                                               (202)
                                                                                                                         -----------
    Total comprehensive income                                                                                               36,540
                                                                                                                         -----------
Tax benefit from exercise of stock options                                        4,050                                       4,050
Employee Stock Purchase Plan activity                         14           2        108                                         110
Shares issued pursuant to exercise of stock options          884          44      4,105                                       4,149
Purchase of treasury stock                                (4,798)                                    (38,888)               (38,888)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 29, 2000                                    35,972       2,510     35,828    329,170  (107,162)     (785)     259,561
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                             35,321
   Unrealized holding gain on marketable securities                                                                846
                                                                                                                         -----------
    Total comprehensive income                                                                                               36,167
                                                                                                                         -----------
Deferred compensation                                          16                   183                                         183
Tax benefit from exercise of stock options                                        1,668                                       1,668
Employee Stock Purchase Plan activity                          10                   102                                         102
Shares issued pursuant to exercise of stock options         1,096         56      6,275                                       6,331
Purchase of treasury stock                                   (620)                                    (7,415)                (7,415)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 28, 2001                                     36,474      2,566     44,056    364,491  (114,577)       61     296,597
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                             37,941
   Unrealized holding gain on marketable securities                                                                486
                                                                                                                         -----------
    Total comprehensive income                                                                                               38,427
                                                                                                                         -----------
Deferred compensation                                                               291                                         291
Tax benefit from exercise of stock options                                        2,953                                       2,953
Employee Stock Purchase Plan activity                           9          1         90                                          91
Shares issued pursuant to exercise of stock options           783         39      4,819                                       4,858
Purchase of treasury stock                                   (758)                                    (8,964)                (8,964)
Retirement of treasury stock                                            (781)             (122,760)  123,541                      0
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 27, 2002                                     36,508     $1,825    $52,209   $279,672        $0      $547     $334,253
====================================================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands                                                                               Fiscal Year Ended
                                                                                 ---------------------------------------------------
                                                                                          July 27,         July 28,        July 29,
                                                                                              2002             2001            2000
                                                                                 ---------------------------------------------------
Operating Activities:

Net earnings                                                                               $37,941          $35,321         $36,742
                                                                                   -------------------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and
          equipment (net)                                                                   21,827           22,309          16,481
      Loss on disposal of closed store assets                                                1,681            1,607           4,683
      Deferred income tax assets                                                             1,409            2,586               2
      Deferred compensation                                                                    291              183             ---
      Changes in assets and liabilities:
        (Increase) decrease in merchandise inventories                                      (8,884)           7,414          (1,763)
         Decrease (increase) in prepaid expenses and other                                   1,965              704          (2,813)
        (Increase) decrease in other assets                                                   (536)             372            (545)
         Increase (decrease) in accounts payable- trade                                      9,121          (11,099)          2,565
         Increase (decrease) in accrued salaries and wages                                     870             (753)          3,879
         Increase (decrease) in accrued expenses                                                11            6,126          (2,819)
         Increase in customer credits                                                          839              556           1,891
         Increase (decrease) in income taxes payable                                        10,421           (2,152)          3,160
                                                                                   -------------------------------------------------
       Total adjustments                                                                    39,015           27,853          24,790
                                                                                   -------------------------------------------------

        Net cash provided by operating activities                                           76,956           63,174          61,532
                                                                                   -------------------------------------------------

Investing Activities:
    Purchases of property and equipment - net                                              (28,335)         (25,758)        (26,565)
    Sales and maturities of marketable securities and investments                          108,764          119,697          22,132
    Purchases of marketable securities and investments                                     (94,278)        (142,275)        (36,984)
                                                                                   -------------------------------------------------
       Net cash used in investing activities                                               (13,849)         (48,336)        (41,417)
                                                                                   -------------------------------------------------

Financing Activities:
    Purchase of treasury stock                                                              (8,964)          (7,415)        (38,888)
    Proceeds from Employee Stock Purchase Plan                                                  91              102             110
    Proceeds from stock options exercised                                                    4,858            6,331           4,149
                                                                                   -------------------------------------------------
      Net cash used in financing activities                                                 (4,015)            (982)        (34,629)
                                                                                   -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        59,092           13,856         (14,514)
Cash and cash equivalents- beginning of year                                                16,834            2,978          17,492
                                                                                   -------------------------------------------------
Cash and cash equivalents- end of year                                                     $75,926          $16,834          $2,978
                                                                                   =================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $9,511          $20,005         $18,047
                                                                                   =================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 27, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel. The Company is a specialty retailer of women's apparel (in both regular and large sizes), including shoes and accessories. Given the majority of the Company's locations are Combo Stores; the operations of the Company are aggregated into one reportable segment.

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

         Revenue recognition

     Revenues from retail sales, net of returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits issued by the Company are recorded as a liability until they are redeemed.

         Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers its highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company's money market funds at July 27, 2002 were maintained with one financial institution.

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

         Property and equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. For income tax purposes, accelerated methods are generally used.

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

         Advertising costs

     Advertising costs are included in selling, general and administrative expenses and are expensed in the period in which they are incurred. Advertising expenses were $10.0 million, $8.6 million and $8.8 million for fiscal 2002, 2001 and 2000, respectively.

         Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 in fiscal 2003. The adoption of SFAS No. 142 will have no impact on the consolidated financial position, results of operations, or cash flows of the Company since the Company did not have any assets or liabilities relating to either goodwill or intangibles assets.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which will become effective for the Company at the beginning of fiscal 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for the Company at the beginning of fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No.
30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized.

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

         Comprehensive income

     Comprehensive income consists of net earnings and unrealized holding gains and losses on marketable securities, net of tax.

         Valuation of long-lived assets

     The Company periodically reviews its long-lived assets for potential impairment, where events or changes in circumstances indicate that their carrying amount may not be recoverable. In that event, a loss is recognized based on the amount the carrying amount exceeds the fair market value of the long-lived asset.

         Stock based compensation

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are set forth in Note 7. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

         Stock Split

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

         Treasury (Reacquired) Shares

     Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

2.       MARKETABLE SECURITIES AND INVESTMENTS

     The amortized cost and estimated fair value of marketable securities and investments consisted of the following:

                                                                     July 27, 2002                    July 28, 2001
                                                                     -------------                    -------------
(In 000's)                                              Estimated                          Estimated
                                                      Fair Value            Cost         Fair Value           Cost
Money Market Funds                                       $ 15,712           $15,712          $33,189          $33,189
Short Term Investments                                     43,041            43,041           60,985           60,985
Tax Free Municipal Bonds                                  102,980           102,296           81,592           81,366
US Govt. Securities Fund                                    1,741             1,878            1,708            1,878
                                                        ---------         ---------        ---------        ---------
                                                         $163,474          $162,927         $177,474         $177,418
                                                        =========         =========        =========        =========

     The scheduled  maturities of marketable  securities and investments at July
27, 2002 are:

                                                                                           Estimated
Due In                     (in  000's)                                                    Fair Value                   Cost
------                                                                                    -----------               --------
One year or less                                                                            $100,021                $ 99,909
One year through five years                                                                   55,114                  54,741
Six years through ten years                                                                      --                     --
Over ten years                                                                                 8,339                   8,277
                                                                                           ---------               ---------
                                                                                            $163,474                $162,927
                                                                                           =========               =========

     Unrealized holding gains and losses at July 27, 2002 netted to an unrealized gain of approximately $547,000. Proceeds and gross realized gains (losses) from the sale of securities in fiscal 2002, 2001 and 2000 were $108.8 million and $1.0 million, $119.7 million and $0.3 million, and $22.1 million and ($0.1) million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.


3.       EARNINGS PER SHARE

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options.

     A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                                                    Fiscal Year Ended
(In 000's)                                                                            July 27,          July 28,         July 29,
                                                                                         2002              2001             2000
                                                                                    ----------        ----------        ---------
Weighted average number of common shares outstanding - basic                           36,495            36,481           37,916

Net effect of dilutive stock options based on the treasury
     stock method using the average market price                                        1,021             1,013              899
                                                                                     --------         ---------         --------

Weighted average number of common shares outstanding - diluted                         37,516            37,494           38,815
                                                                                     ========         =========         ========


     Common stock equivalents of 150,000 and 275,600 for the fiscal years ended July 27, 2002 and July 29, 2000, respectively, were excluded because such common stock equivalents were anti-dilutive. All common stock equivalents were dilutive for the fiscal year ending July 28, 2001.

4.       EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution retirement savings plan (401(k)) covering all eligible employees. The Company also sponsors an Executive Retirement Plan for certain officers and key executives not participating in the 401(k) plan. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2002, 2001 and 2000 the Company incurred expenses of $1,156,000, $1,619,000 and $1,980,000, respectively, relating to the contributions to and administration of the above plans. The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.


5.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                                             Fiscal Year Ended
(In 000's)                                                     July 27,          July 28,         July 29,
                                                                  2002              2001             2000
                                                             ----------        ----------        ---------
Federal:
         Current                                               $16,517           $16,210          $18,420
         Deferred                                                1,090              (749)          (2,128)
                                                             ----------        ----------       ----------
                                                                17,607            15,461           16,292
                                                            -----------        ----------       ----------
State:
         Current                                                 3,415             5,562            5,734
         Deferred                                                  320              (720)            (906)
                                                             ----------        ----------       ----------
                                                                 3,735             4,842            4,828
                                                             ----------        ----------       ----------

Provision for income taxes                                     $21,342           $20,303          $21,120
                                                             ==========        ==========       =========


         Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                 July 27,         July 28,
(in 000's)                                                                           2002             2001
                                                                                 ---------        ---------
Deferred tax assets:
   Inventory capitalization for tax purposes                                       $1,927           $2,822
   Capital loss carryover                                                           2,759            2,622
   Employee benefits                                                                2,754            1,494
   Other items                                                                      4,739            8,382
                                                                                 ---------        ---------
     Total deferred tax assets                                                     12,179           15,320
                                                                                 ---------        ---------
Deferred tax liabilities:
   Depreciation                                                                     4,878            4,630
   Other items                                                                      1,432            3,412
                                                                                 ---------        ---------
     Total deferred tax liabilities                                                 6,310            8,042
                                                                                 ---------        ---------

Net deferred tax assets                                                            $5,869           $7,278
                                                                                 =========        =========


         The net deferred tax assets were comprised of approximately $1,168,000 in state deferred taxes and $4,701,000 in federal deferred taxes. Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                                          Fiscal Year Ended
                                                                        ---------------------
                                                               July 27,          July 28,         July 29,
                                                                   2002              2001             2000
                                                             ----------        ----------        ---------
Statutory tax rate                                               35.0 %            35.0 %           35.0 %
State taxes - net of federal
  Benefit                                                         5.2 %             5.5 %            5.4 %
Other - net, primarily tax-free interest                         (4.2)%            (4.0)%           (3.9)%
                                                             ----------        ----------        ---------

Effective tax rate                                               36.0 %             36.5%            36.5%
                                                             ==========        ==========        =========


6.       COMMITMENTS AND CONTINGENCIES


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

         A summary of occupancy costs follows:

                                                                           Fiscal Year Ended
                                                                        ---------------------
                                                               July 27,          July 28,         July 29,
(in 000's)                                                         2002              2001             2000
                                                             ----------        ----------        ---------
Base rentals                                                    $85,593           $78,920          $74,450
Percentage rentals                                                2,591             2,192              842
Other occupancy costs                                            25,349            23,114           21,168
                                                             ----------        ----------        ---------

Total                                                          $113,533          $104,226          $96,460
                                                             ==========        ==========        =========


     The following is a schedule of future minimum rentals under  noncancellable operating leases as of July 27, 2002 (dollars in thousands):
             Fiscal Year                                                                 Amount
            -------------                                                             -----------
                2003                                                                     $ 85,303
                2004                                                                       73,915
                2005                                                                       61,824
                2006                                                                       49,566
                2007                                                                       36,695
         Subsequent years                                                                  59,381
                                                                                      -----------

         Total future minimum rentals                                                    $366,684
                                                                                      ===========

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

     The Company leases two stores from its Chief Executive Officer or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 27, 2002, included in the above schedule, are approximately $247,000 annually and in the aggregate $0.6 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2002, 2001 and 2000 under these leases amounted to approximately $288,000, $346,000 and $426,000, respectively.

Lines of credit

     At July 27, 2002, the Company had unsecured lines of credit with three banks totaling $135 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 27, 2002. However, approximately $38 million of outstanding letters of credit reduced the credit lines available.

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


7.       STOCK-BASED COMPENSATION PLANS

     At July 27, 2002, the Company had five stock-based compensation plans. The Company's 1993 Incentive Stock Option Plan provides for the grant of incentive stock options ("ISO's") to purchase up to 2,500,000 shares of the Company's common stock. As of July 27, 2002, there were 612,802 shares under the 1993 plan available for future grant. The Company's 1995 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 27, 2002, there were 253,714 shares under the 1995 plan available for future grant. The Company's 2001 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 27, 2002, no options had been granted under the 2001 plan.

     The exercise price of ISO's granted under any of the option plans may not be less than the market price of the common stock at the date of grant. Generally, all options granted under these plans vest over a five-year period and expire after ten years from the date of grant.

     The Company's 1983 Incentive Stock Option Plan expired on April 4, 1993, and the Company's 1987 Non-Qualified Stock Option Plan expired December 7, 1997. Accordingly, the Company can no longer grant options under either of the two expired plans. The Company's Employee Stock Purchase Plan allows employees to purchase shares of the Company's common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

     The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                               July 27, 2002                   July 28, 2001                   July 29, 2000
                                               -------------                   -------------                   -------------
                                                            Weighted                        Weighted                        Weighted
                                                             Average                        Average                         Average
                                                            Exercise                        Exercise                        Exercise
                                                Options       Price           Options        Price            Options        Price
                                    ------------------------------------------------------------------------------------------------
Options outstanding - beginning of
year                                          3,164,870         $7.26        3,641,286          $6.16        2,878,334         $5.19
Granted                                         797,266         10.95          716,938          10.50        1,769,486          7.03
Cancelled                                      (444,580)        10.26          (95,848)          6.92         (122,462)         6.32
Exercised                                      (783,204)         6.21       (1,097,506)          5.77         (884,072)         4.70
                                      ----------------------------------------------------------------------------------------------

Outstanding end of year                       2,734,352         $8.14        3,164,870          $7.26        3,641,286         $6.16
                                      ==============================================================================================

Options exercisable
at year-end                                     334,108         $4.09          469,044          $5.61          638,992         $5.69
                                      ==============================================================================================


Weighted-average fair
value of options granted
during the year
                                                                $4.81                           $4.92                          $3.16
                                                        ==============                 ==============                 ==============


     The following table summarizes information about stock options outstanding at July 27, 2002:

                                    Number                             Weighted Average       Number           Weighted
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as       Average
  Range of Exercise Prices         7/27/02          Remaining Life                          of 7/27/02      Exercise Price
----------------------------------------------------------------------------------------------------------------------------

$ 2.50 - $ 4.65                    273,086            4.08 years            $3.26            259,600            $3.21
  5.25 -   5.69                    201,500            5.44 years            $5.63             12,760            $5.51
  7.03 -   7.81                  1,103,800            7.05 years            $7.04             53,288            $7.10
  9.75 -   9.86                    525,800            9.16 years            $9.86               --
 10.38 -  15.11                    630,166            8.20 years           $11.58              8,460           $10.26
                              ----------------------------------------------------------------------------------------------

$ 2.50 - $15.11                  2,734,352            7.31 years            $8.14            334,108            $4.09
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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 123 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share for fiscal 2002, fiscal 2001 and fiscal 2000 would have been reduced to the pro forma amounts indicated on the following page:

                                                                                        Fiscal Year Ended
                                                                                     ------------------------
                                                                           July 27,            July 28,            July 29,
                                                                               2002                2001                2000
                                                                          ---------           ---------           ---------
Net earnings (in 000's):
         As reported                                                        $37,941             $35,321             $36,742
         Pro forma                                                          $36,512             $33,959             $35,082

Earnings per share - basic:
         As reported                                                          $1.04               $0.97               $0.97
         Pro forma                                                            $1.00               $0.93               $0.93

Earnings per share - diluted:
         As reported                                                          $1.01               $0.94               $0.95
         Pro forma                                                            $0.97               $0.91               $0.90


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        Fiscal Year Ended
                                                                                     ------------------------
                                                                           July 27,            July 28,            July 29,
                                                                               2002                2001                2000
                                                                          ---------           ---------           ---------

Weighted average risk-free interest rate                                       4.0%                5.4%                5.9%
Weighted average expected life (years)                                         5.0                 5.0                 5.0
Expected volatility of the market price of the Company's
common stock                                                                  43.9%               44.8%               41.0%


     These pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8.       QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)


                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Fiscal Year ended July 27, 2002

Net Sales                                             $186,697          $177,119         $171,241          $182,079
Gross Profit,
  less occupancy
  and buying costs                                      74,267            65,315           61,752            62,374
Income Taxes                                             7,547             5,359            3,999             4,437
Net Earnings                                            13,418             9,526            7,109             7,888
Earnings Per Share
       Basic                                             $0.37             $0.26            $0.19             $0.22
       Diluted                                           $0.36             $0.25            $0.19             $0.21


                                                        Fourth             Third           Second             First
                                                       Quarter           Quarter          Quarter           Quarter
Fiscal Year ended July 28, 2001

Net Sales                                             $177,335          $165,111         $164,234          $188,328
Gross Profit,
  less occupancy
  and buying costs                                      64,409            60,087           59,777            67,309
Income Taxes                                             4,724             3,556            4,674             7,349
Net Earnings                                             8,250             6,155            8,130            12,786
Earnings Per Share(*)
       Basic                                             $0.23             $0.17            $0.22             $0.36
       Diluted                                           $0.22             $0.16            $0.21             $0.34


(*) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.