Form 10-Q
period 2002-10-26
DRESS BARN INC
filed 2002-12-10
CIK 717724

I - 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 26, 2002            Commission file number 0-11736


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

              .05 par value - 29,114,276 shares on December 9, 2002

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 26, 2002
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number
Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets
                           October 26, 2002 (unaudited)
                           and July 27, 2002                               I-3

                           Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           October 26, 2002 and October 27, 2001           I-4

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Thirteen weeks ended
                           October 26, 2002 and October 27, 2001           I-5

                           Notes to Unaudited Condensed Financial
                           Statements (unaudited)                I-6 through I-8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                        I-9 through I-13

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                              I-14

         Item 4            Controls and Procedures                        I-14

Part II. OTHER INFORMATION:

         Item 1.           Legal Proceedings                                *

         Item 2.           Changes in Securities                            *

         Item 3.           Defaults Upon Senior Securities                  *

         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                            I-15

         Item 5.           Other Information                                *

         Item 6.           Exhibits and Reports on Form 8-K               I-15

         Signatures                                                       I-16

         Certifications                                                   I-17

*     Not applicable in this filing.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
                                                                              October 26, 2002         July 27, 2002
                                                                           --------------------        --------------
ASSETS
Current Assets:                                                                    (unaudited)
     Cash & cash equivalents                                                          $166,928               $75,926
     Marketable securities and investments                                              82,667               163,474
     Merchandise inventories                                                           115,540               113,371
     Prepaid expenses and other                                                          2,300                 2,182
                                                                           --------------------        --------------
        Total Current Assets                                                           367,435               354,953
                                                                           --------------------        --------------
Property and Equipment:
     Leasehold improvements                                                             63,698                61,414
     Fixtures and equipment                                                            158,687               154,139
     Computer software                                                                  17,993                17,344
     Automotive equipment                                                                  636                   554
                                                                           --------------------        --------------
                                                                                       241,014               233,451
     Less accumulated depreciation and amortization                                    147,972               140,025
                                                                           --------------------        --------------
                                                                                        93,042                93,426
                                                                           --------------------        --------------
Deferred Taxes                                                                           5,830                 5,869
                                                                           --------------------        --------------
Other Assets                                                                             3,805                 3,999
                                                                           --------------------        --------------
                Total Assets                                                          $470,112              $458,247
                                                                           ====================        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                           $61,381               $62,802
     Accrued salaries, wages and related expenses                                       18,311                18,089
     Other accrued expenses                                                             26,695                27,798
     Customer credits                                                                    6,584                 6,650
     Income taxes payable                                                               10,539                 8,655
                                                                           --------------------        --------------
        Total Current Liabilities                                                      123,510               123,994
                                                                           --------------------        --------------
Commitments
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                    --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued- 37,106,176 and 36,507,919
               shares, respectively
       Outstanding- 37,106,176 and 36,507,919
               shares, respectively                                                      1,855                 1,825
     Additional paid-in capital                                                         56,187                52,210
     Retained earnings                                                                 288,430               279,671
     Treasury stock, at cost                                                                --                    --
     Accumulated other comprehensive income                                                130                   547
                                                                           --------------------        --------------
        Total Shareholders' Equity                                                     346,602               334,253
                                                                           --------------------        --------------
                Total Liabilities and Shareholders' Equity                            $470,112              $458,247
                                                                           ====================        ==============

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings - First Quarter (unaudited) Dollars in thousands except per share amounts
                                                                                     Thirteen Weeks Ended
                                                                            ----------------------------------------
                                                                             October 26, 2002      October 27, 2001
                                                                            ------------------    ------------------

     Net sales                                                                       $185,926              $182,079

     Cost of sales, including
       occupancy and buying costs                                                     119,706               119,705
                                                                            ------------------    ------------------

     Gross profit                                                                      66,220                62,374

     Selling, general and
       administrative expenses                                                         47,618                45,859

     Depreciation and amortization                                                      6,468                 5,760
                                                                            ------------------    ------------------

     Operating income                                                                  12,134                10,755

     Interest income- net                                                               1,552                 1,570
                                                                            ------------------    ------------------

        Earnings before
          income taxes                                                                 13,686                12,325

     Provision for income taxes                                                         4,927                 4,437
                                                                            ------------------    ------------------

        Net earnings                                                                   $8,759                $7,888
                                                                            ==================    ==================

     Earnings per share
          Basic                                                                         $0.24                 $0.22
                                                                            ==================    ==================
          Diluted                                                                       $0.23                 $0.21
                                                                            ==================    ==================

     Weighted average shares outstanding:
          Basic                                                                        36,682                36,657
                                                                            ------------------    ------------------
          Diluted                                                                      37,455                37,327
                                                                            ------------------    ------------------

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                                Thirteen Weeks Ended
                                                                                         -----------------------------------
                                                                                              October 26,       October 27,
                                                                                                     2002              2001
                                                                                         -----------------  ----------------
Operating Activities:
Net earnings                                                                                       $8,759            $7,888
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
                                                                                                    6,468             5,760
      Change in deferred income taxes
                                                                                                       39               512
Changes in assets and liabilities:
      (Increase) in merchandise inventories                                                       (2,169)           (5,023)
      (Increase) in prepaid expenses and other
                                                                                                    (118)             (430)
      Decrease (increase) in other assets
                                                                                                      194               (6)
      (Decrease) in accounts payable- trade                                                       (1,421)             3,881
      Increase (decrease) in accrued salaries, wages and related expenses                                              (98)
                                                                                                      222
      (Decrease) increase in other accrued expenses                                               (1,103)               808
      (Decrease) increase in customer credits
                                                                                                     (66)                17
      Increase in income taxes payable
                                                                                                    1,884             3,910
                                                                                         -----------------  ----------------
        Total adjustments
                                                                                                    3,930             9,331
                                                                                         -----------------  ----------------

        Net cash provided by operating activities                                                  12,689            17,219
                                                                                         -----------------  ----------------

Investing Activities:
    Purchases of property and equipment - net                                                     (6,084)           (8,158)
    Sales and maturities of marketable securities and investments
                                                                                                   84,195            29,251
    Purchases of marketable securities and investments
                                                                                                  (3,805)          (37,666)
                                                                                         -----------------  ----------------
      Net cash provided by (used in) investing activities                                          74,306          (16,573)
                                                                                         -----------------  ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan
                                                                                                       22                23
    Purchase of treasury stock
                                                                                                      ---           (1,823)
    Proceeds from stock options exercised
                                                                                                    3,985             1,885
                                                                                         -----------------  ----------------
      Net cash provided by financing activities
                                                                                                    4,007                85
                                                                                         -----------------  ----------------

Net increase in cash and cash equivalents                                                          91,002               731
Cash and cash equivalents- beginning of period                                                     75,926            16,834
                                                                                         -----------------  ----------------
Cash and cash equivalents- end of period                                                         $166,928           $17,565
                                                                                         =================  ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $3,004               $15
                                                                                         =================  ================

See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 26, 2002 and July 27, 2002, the consolidated results of its operations and its cash flows for the thirteen weeks ended October 26, 2002 and October 27, 2001. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 27, 2002 Annual Report to Shareholders. The condensed balance sheet as of July 27, 2002 was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 27, 2002. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     In October 1998, the Board of Directors authorized the Company to repurchase its outstanding common stock for up to an aggregate amount of $75 million. The $75 million stock repurchase program was completed in March 2000, with a total of approximately 9.6 million shares repurchased at an average price of $7.74 per share. On March 30, 2000, The Board of Directors authorized an additional $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares under the second $75 million stock repurchase program at an aggregate purchase price of approximately $24.8 million. During the 13 weeks ended October 26, 2002 no shares were repurchased under this authorization.

     On September 18, 2002, the Company's Board of Directors approved the initiation of a "Dutch Auction" Tender Offer (the "Tender Offer") by the Company to purchase up to 8 million shares of its outstanding common stock at a price per share of not less than $15.00 nor in excess of $17.00 per share. The Tender Offer was successfully completed subsequent to October 26, 2002, resulting in the Company's purchase of 8 million shares of its common stock at $15 per share for a cost of $120 million.

     Treasury (Reacquired) shares are retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Earnings Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. Antidilutive options are excluded from the earnings per share calculations when the option price exceeds the average market price of the common shares for the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of earnings:

                                                                   Thirteen Weeks Ended
                                                               October 26,       October 27,
Shares in thousands                                                   2002              2001
                                                            ---------------  ---------------

Basic weighted average outstanding shares                           36,682            36,657
Dilutive effect of options outstanding                                 773               670
                                                            ---------------  ---------------

Diluted weighted average shares outstanding                         37,455            37,327
                                                            ---------------  ---------------

Anti-dilutive options excluded from calculations                       150                --
                                                            ---------------  ---------------


4. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income for the three months ended October 26, 2002 was $8.3 million versus comprehensive income of $8.0 million for the three months ended October 27, 2001. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities.


5.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 at the beginning of its fiscal year ending July 26, 2003 ("fiscal 2003") with no impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 at the beginning of fiscal 2003 with no impact on its financial statements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No.
30. The Company adopted SFAS No. 144 at the beginning of fiscal 2003 with no impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (the "Issue") No. 94-3. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, investments, long-lived assets, income taxes and claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company's financial statements.

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

Claims and Contingencies
     The Company is subject to various claims and contingencies related to insurance, taxes, lawsuits and other matters arising out of the normal course of business. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and medical insurance. Pursuant to these arrangements, the Company is responsible for paying claims up to designated dollar limits. The Company accrues its estimate of the eventual costs related to these claims, which can vary based on changes in assumptions or claims experience. The Company accrues its estimate of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company believes its accruals for claims and contingencies are adequate.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     The following table sets forth the percentage change in dollars from last year for the thirteen-week period ended October 26, 2002, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                                              First Quarter
                                                                   % Change            % of Sales
                                                                   From L/Y          T/Y          L/Y

Net sales                                                              2.1%        100.0%       100.0%
Cost of sales, including occupancy & buying                            0.0%         64.4%        65.7%
Gross profit                                                           6.2%         35.6%        34.3%
Selling, general and admin. expenses                                   3.8%         25.6%        25.2%
Depreciation and amortization                                         12.3%          3.5%         3.2%
Operating income                                                      12.8%          6.5%         5.9%
Interest income - net                                                 -1.1%          0.9%         0.9%
Earnings before income taxes                                          11.0%          7.4%         6.8%
Net earnings                                                          11.0%          4.7%         4.3%

     Net sales increased by 2.1% to $185.9 million for the 13 weeks ended October 26, 2002 ("first quarter"), from $182.1 million for the 13 weeks ended October 27, 2001 ("last year"). The sales increase can be attributed to an approximate 5% increase in selling square footage, offset in part by a 2.3% decrease in comparable store sales as the sales weakness in the prior year has continued. The Company believes this continuing weakness also reflects in part the unsettled economy and the resulting fall off in consumer confidence. Additionally, the unseasonably warm weather through early October negatively impacted selling of its traditional fall merchandise categories. The Company's sales weakness has continued into November 2002, with the Company's comparable store sales decreasing 5% versus the prior year. Accordingly, the Company continues to exercise caution by operating conservatively and maintaining inventory levels in line with sales trends.

     During the first quarter, the Company's total selling square footage increased approximately 5%. The increase in store square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. During the first quarter the Company opened 28 stores, including 3 in Southern California and closed 3 underperforming locations. The number of stores in operation increased to 779 stores as of October 26, 2002, from 754 stores in operation as of October 27, 2001. The Company's real estate strategy for fiscal 2003 is to continue opening primarily Combo Stores and converting its existing single-format stores into Combo Stores, while closing its under-performing locations. Store expansion will focus on both expanding in the Company's existing major trading markets, in certain cases seeking a downtown location and/or adding to a cluster of suburban or other locations, and developing and expanding into new markets.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 6.2% to $66.2 million, or 35.6% of net sales, in the first quarter from $62.4 million, or 34.3% of net sales last year. The increase in gross profit as a percentage of sales was primarily due to increased gross margins from both higher initial margins and lower markdowns versus the prior year. Tight inventory controls helped to increase inventory turns and minimize markdowns. The increase in gross profit as a percentage of sales was offset, in part, by higher store occupancy costs as a percentage of sales resulting from higher rents for new stores, store expansions and lease renewals.


     Selling, general and administrative ("SG&A") expenses increased by 3.8% to $47.6 million, or 25.6% of net sales, in the first quarter from $45.9 million, or 25.2% of net sales, last year. The increase in SG&A as a percentage of sales was primarily due to negative comparable store sales leverage on increases in store operating costs, primarily payroll, benefits, insurance and maintenance & repairs. The increase in SG&A expenses versus the prior year was reduced by the suspension of the catalog and e-commerce operations in November 2001.


     The Company has reevaluated its direct selling strategy and resumed selling a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during November 2003. The Company's first quarter earnings per share-diluted were minimally impacted by its direct selling operation versus approximately $0.12 last year.


     Depreciation expense in the first quarter increased 12.3% versus last year to $6.5 million. The increase in depreciation expense reflected higher fixed asset purchases during the last twelve months primarily due to the upgrade of the Company's store operating system and hardware completed during the prior fiscal year.


     Principally as a result of the above factors, net earnings for the first quarter was $8.8 million, or 4.7% of net sales, an increase of 11.0% from the $7.9 million, or 4.3% of net sales, for the first quarter of last year.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2003 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. The Tender Offer completed subsequent to October 26, 2002 was financed using the Company's cash and cash equivalents. Immediately after the funding of the Tender Offer the Company had approximately $128 million in cash and investments remaining. Inventories were current and in line with sales projections.

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


Forward-Looking Statements and Factors Affecting Future Performance


     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 27, 2002.

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The Company holds no options or other derivative instruments.

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended July 27, 2002.


Item 4 -- CONTROLS AND PROCEDURES


     In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

     The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

     No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

                           Part II - OTHER INFORMATION


Item 4 -- Submission of Matters to a Vote of Security Holders

(a)  The Annual  Meeting of the Company's  Shareholders  was held on December 9,
     2002.

o    The  Company's  shareholders  voted  for:

o The reelection of Edward D. Solomon, Klaus Eppler and Roslyn S. Jaffe, as Directors of the Company for 3-year terms (22,940,234, 22,834,468 and 22,098,841 shares, respectively, voted for reelection and 3,751,874, 3,857,640 and 4,593,267 shares, respectively, withheld authority with respect for such nominees),

o The election of John Usdan as Director of the Company for a 1-year term (25,781,242 shares voted for election and 910,866 shares withheld authority with respect for such nominee)


Item 6 -- Exhibits and Reports on Form 8-K


(a)  Exhibits


         Exhibit Number                           Description

         -----------------------------------------------------------------------
         10(ww)   Employment Agreement with Vivian Behrens
         -----------------------------------------------------------------------
         99.1     Certification of David R. Jaffe pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
         -----------------------------------------------------------------------
         99.2     Certification of Armand Correia pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
         -----------------------------------------------------------------------


(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BY: /s/ DAVID R. JAFFE
                               David R. Jaffe
                               President, Chief Executive Officer and Director
                              (Principal Executive Officer)



                            BY: /s/ ARMAND CORREIA
                               Armand Correia
                               Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, David R. Jaffe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dress Barn Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

/s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director

I, Armand Correia, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dress Barn Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this
               quarterly   report   is  being   prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

/s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer