Form 10-Q
period 2003-01-25
DRESS BARN INC
filed 2003-03-11
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 25, 2003            Commission file number 0-11736


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                .05 par value 29,135,354 shares on March 2, 2003

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 25, 2003
                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Condensed Consolidated Balance Sheets
                           January 25, 2003 (unaudited)
                           and July 27, 2002                                                           I-3
                           Condensed Consolidated Statements of Earnings
                           (unaudited) for the Thirteen weeks ended
                           January 25, 2003 and January 26, 2002                                       I-4
                           Condensed Consolidated Statements of Earnings
                           (unaudited) for the Twenty-six weeks ended
                           January 25, 2003 and January 26, 2002                                       I-5
                           Condensed Consolidated Statements of Cash Flows
                           (unaudited) for the Twenty-six weeks ended
                           January 25, 2003 and January 26, 2002                                       I-6
                           Notes to Unaudited Condensed Consolidated
                           Financial Statements (unaudited)                                     I-7 through I-10

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                       I-11 through I-16

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                                                          I-17

         Item 4            Controls and Procedures                                                    I-17

Part II.  OTHER INFORMATION:

         Item 1.           Legal Proceedings                                                             *
         Item 2.           Changes in Securities                                                         *
         Item 3.           Defaults Upon Senior Securities                                               *
         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                                                        I-18
         Item 5.           Other Information                                                             *
         Item 6.           Exhibits and Reports on Form 8-K                                           I-18

         Signatures                                                                                   I-19

         Certifications                                                                               I-20

*     Not applicable in this filing.

Item 1 - FINANCIAL INFORMATION

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Dollars in thousands except share data
                                                                              January 25, 2003         July 27, 2002
                                                                           --------------------        --------------
ASSETS
Current Assets:                                                                    (unaudited)

     Cash & cash equivalents                                                           $18,344               $75,926
     Marketable securities and investments                                             118,648               163,474
     Merchandise inventories                                                           100,098               113,371
     Prepaid expenses and other                                                          3,716                 2,182
                                                                           --------------------        --------------
        Total Current Assets                                                           240,806               354,953
                                                                           --------------------        --------------
Property and Equipment:
     Leasehold improvements                                                             63,251                61,414
     Fixtures and equipment                                                            160,399               154,139
     Computer software                                                                  18,501                17,344
     Automotive equipment                                                                  668                   554
                                                                           --------------------        --------------
                                                                                       242,819               233,451
     Less: accumulated depreciation and amortization                                   153,502               140,025
                                                                           --------------------        --------------
                                                                                        89,317                93,426
                                                                           --------------------        --------------
Deferred Taxes                                                                           5,816                 5,869
Other Assets                                                                             9,305                 3,999
                                                                           --------------------        --------------
                Total Assets                                                          $345,244              $458,247
                                                                           ====================        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                           $55,648               $62,802
     Accrued salaries, wages and related expenses                                       18,674                18,089
     Other accrued expenses                                                             25,181                27,798
     Customer credits                                                                    8,789                 6,650
     Income taxes payable                                                                6,345                 8,655
                                                                           --------------------        --------------
        Total Current Liabilities                                                      114,637               123,994
                                                                           --------------------        --------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                    --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued and outstanding- - 29,117,704 and
               36,507,919 shares, respectively                                           1,456                 1,825
     Additional paid-in capital                                                         56,280                52,210
     Retained earnings                                                                 172,682               279,671
     Accumulated other comprehensive income                                                189                   547
                                                                           --------------------        --------------
        Total Shareholders' Equity                                                     230,607               334,253
                                                                           --------------------        --------------
                Total Liabilities and Shareholders' Equity                            $345,244              $458,247
                                                                           ====================        ==============


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Second Quarter (unaudited)
Amounts in thousands except per share data

                                                                                        Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 25,          January 26,
                                                                                         2003                 2002
                                                                            ------------------    -----------------

     Net sales                                                                       $167,372             $171,241

     Cost of sales, including
       occupancy and buying costs                                                     107,265              109,488
                                                                            ------------------    -----------------

     Gross profit                                                                      60,107               61,753

     Selling, general and
       administrative expenses                                                         48,080               46,068

     Depreciation and amortization                                                      5,564                6,060
                                                                            ------------------    -----------------

     Operating income                                                                   6,463                9,625

     Interest income- net                                                                 832                1,483
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                  7,295               11,108

     Income taxes                                                                       2,627                3,999
                                                                            ------------------    -----------------

        Net earnings                                                                   $4,668               $7,109
                                                                            ==================    =================

     Earnings per share
          Basic                                                                         $0.16                $0.19
                                                                            ==================    =================
          Diluted                                                                       $0.15                $0.19
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        29,902               36,524
                                                                            ------------------    -----------------
          Diluted                                                                      30,687               37,439
                                                                            ------------------    -----------------



See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Six Months (unaudited)
Amounts in thousands except per share data

                                                                                       Twenty-Six Weeks Ended
                                                                            ---------------------------------------
                                                                                  January 25,          January 26,
                                                                                         2003                 2002
                                                                            ------------------    -----------------

     Net sales                                                                       $353,298             $353,320

     Cost of sales, including
       occupancy and buying costs                                                     226,971              229,193
                                                                            ------------------    -----------------

     Gross profit                                                                     126,327              124,127

     Selling, general and
       administrative expenses                                                         95,698               91,927

     Depreciation and amortization                                                     12,032               11,820
                                                                            ------------------    -----------------

     Operating income                                                                  18,597               20,380

     Interest income- net                                                               2,384                3,053
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 20,981               23,433

     Income taxes                                                                       7,554                8,436
                                                                            ------------------    -----------------

        Net earnings                                                                  $13,427              $14,997
                                                                            ==================    =================

     Earnings per share:
          Basic                                                                         $0.40                $0.41
                                                                            ==================    =================
          Diluted                                                                       $0.39                $0.40
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        33,292               36,591
                                                                            ------------------    -----------------
          Diluted                                                                      34,219               37,421
                                                                            ------------------    -----------------



See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                               Twenty Six Weeks Ended
                                                                                         -----------------------------------
                                                                                              January 25,       January 26,
                                                                                                     2003              2002
                                                                                         -----------------  ----------------
Operating Activities:
Net earnings                                                                                      $13,427           $14,997
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                12,032            11,820
      Change in deferred income taxes                                                                  53               966
Changes in assets and liabilities:
      Decrease in merchandise inventories                                                          13,273            18,052
      (Increase) in prepaid expenses and other                                                    (1,534)             (727)
      (Increase) in other assets                                                                  (5,306)           (1,683)
      (Decrease) in accounts payable- trade                                                       (7,154)           (6,785)
      Increase in accrued salaries, wages and related expenses                                        585               326
      (Decrease) in other accrued expenses                                                        (2,617)           (2,031)
      Increase in customer credits                                                                  2,139             2,084
      (Decrease) increase in income taxes payable                                                 (2,310)             2,588
                                                                                         -----------------  ----------------
        Total adjustments                                                                           9,161            24,610
                                                                                         -----------------  ----------------

        Net cash provided by operating activities                                                  22,588            39,607
                                                                                         -----------------  ----------------

Investing Activities:
    Purchases of property and equipment - net                                                     (7,923)          (13,018)
    Sales and maturities of marketable securities and investments                                 106,186            45,038
    Purchases of marketable securities and investments                                           (61,718)          (64,007)
                                                                                         -----------------  ----------------
      Net cash provided by (used in) investing activities                                          36,545          (31,987)
                                                                                         -----------------  ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                         45                46
    Purchase of treasury stock                                                                  (120,818)           (7,661)
    Proceeds from stock options exercised                                                           4,058             2,971
                                                                                         -----------------  ----------------
      Net cash used in financing activities                                                     (116,715)           (4,644)
                                                                                         -----------------  ----------------

Net (decrease) increase in cash and cash equivalents                                             (57,582)             2,976
Cash and cash equivalents- beginning of period                                                     75,926            16,834
                                                                                         -----------------  ----------------
Cash and cash equivalents- end of period                                                          $18,344           $19,810
                                                                                         =================  ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $9,712            $4,827
                                                                                         =================  ================



See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of January 25, 2003 and July 27, 2002, the consolidated results of its operations and its cash flows for the thirteen weeks ended January 25, 2003 and January 26, 2002. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 27, 2002 Annual Report to Shareholders. The condensed balance sheet as of July 27, 2002 was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 27, 2002. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares at an aggregate purchase price of approximately $24.8 million. During the six months ended January 25, 2003 no shares were repurchased under this authorization.

     On October 30, 2002 the Company completed a "Dutch Auction" Tender Offer (the "Tender Offer"), resulting in the Company's purchase of 8 million shares of its common stock at $15 per share for a total cost of approximately $121 million including transaction costs.

     Reacquired shares are retired and treated as authorized but unissued shares, with the cost of the reacquired shares (less the par value) debited to retained earnings and the par value debited to common stock.

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


                                                           Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                          January 25,    January 26,    January 25,     January 26,
Shares in thousands                                              2003           2002           2003            2002
                                                       --------------- -------------- -------------- ---------------

Basic weighted average outstanding shares                      29,902         36,524         33,292          36,591
Dilutive effect of options outstanding                            785            915            927             830
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    30,687         37,439         34,219          37,421
                                                       --------------- -------------- -------------- ---------------

Anti-dilutive options excluded from calculations                  150             --             --              --
                                                       --------------- -------------- -------------- ---------------


4. Comprehensive Income

     The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities. The following is a reconciliation of comprehensive income and net earnings as shown on the face of the accompanying consolidated statements of earnings:


                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                          January 25,    January 26,    January 25,     January 26,
Dollars in thousands                                             2003           2002           2003            2002
                                                       --------------- -------------- -------------- ---------------

Net earnings                                                   $4,668         $7,109        $13,427         $14,997
Net unrealized gain (loss) on available for sale
    securities                                                     59             45          (358)             160
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                           $4,727         $7,154        $13,069         $15,157
                                                       --------------- -------------- -------------- ---------------

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 at the beginning of its fiscal year ending July 26, 2003 ("fiscal 2003") with no impact on its financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (the "Issue") No. 94-3. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Prior to December 31, 2002, the Company has not had any restructuring activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 for both interim and annual financial statements. The disclosure provisions of SFAS 148 are effective for annual reports for fiscal years ending after December 15, 2002, and for interim financials for periods beginning after December 15, 2002. As such, the Company will adopt the interim reporting provisions of SFAS 148 for its third quarter ending April 26, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.

6.  Subsequent Event - Purchase of Real Estate

     On January 28, 2003, the Company, through a wholly owned subsidiary, completed the purchase of real estate which includes its current corporate headquarters and distribution facility in Suffern, New York (the "Suffern facility") for a total cost, including purchase price and transaction costs, of approximately $45.5 million. The Company intends to utilize fixed rate long-term mortgage financing for the major portion of the acquisition cost, with the remainder financed through the Company's existing cash.

     The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012. In order to obtain mortgage financing for the facility, the Company is expected to be required to sign a long-term lease at current rents, with its wholly-owned subsidiary, for the office and distribution space it currently occupies corresponding to the term of the related fixed-rate mortgage.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and twenty-six week periods ended January 25, 2003, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                    Second Quarter                            Six Months
                                              % Change        % of Sales               % Change       % of Sales
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y

Net Sales                                        -2.3%                                     0.0%
Cost of Sales, including
   Occupancy & Buying                            -2.0%        64.1%      63.9%            -1.0%       64.2%      64.9%
Gross Profit                                     -2.7%        35.9%      36.1%             1.8%       35.8%      35.1%
Selling, General and
   Admin. Expenses                                4.4%        28.7%      26.9%             4.1%       27.1%      26.0%
Depreciation and Amortization                    -8.2%         3.3%       3.6%             1.8%        3.4%       3.3%
Operating Income                                -32.9%         3.9%       5.6%            -8.7%        5.3%       5.8%
Interest Income - Net                           -43.9%         0.5%       0.9%           -21.9%        0.6%       0.8%
Earnings Before Income Taxes                    -34.3%         4.4%       6.5%           -10.5%        5.9%       6.6%
Net Earnings                                    -34.3%         2.8%       4.2%           -10.5%        3.8%       4.2%


     Net sales for the thirteen weeks ended January 25, 2003 (the "second quarter") decreased by 2.3% to $167.4 million from $171.2 million for the thirteen weeks ended January 26, 2002 (the "prior period"). The sales decrease can be attributed to the 4% decrease in comparable store sales, which was offset in part by an approximate 2% increase in average selling square footage. Net sales for the twenty-six weeks ended January 25, 2003 (the "six months") remained flat at $353.3 million versus the twenty-six weeks ended January 26, 2002 ("last year"). The 4% decrease in comparable store sales was offset by an approximate 3% increase in average selling square footage.

     The Company believes the continuing weakness in its comparable store sales reflects the current geopolitical uncertainties and the unsettled economy, resulting in reduced levels of consumer confidence. Additionally, the unseasonably warm weather through early October impacted selling of its traditional fall merchandise categories and the unusually cold winter negatively impacted customer traffic during the second quarter. The Company's sales weakness has continued through February 2003, exacerbated by the blizzard in the Northeast on President's Day, with the Company's February comparable store sales decreasing 13% versus the prior year. Accordingly, the Company continues to exercise caution by operating conservatively and maintaining inventory levels in line with sales trends.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the six months, the Company's total selling square footage increased approximately 2%. The increase in store square footage was primarily due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, as well as the conversion of single-format stores into combo stores. During the six months the Company opened 30 new stores, including 4 in Southern California. These store openings offset the square footage reduction from the closing of 23 underperforming stores during the six months (20 of which were closed during the second quarter). During the second quarter the Company opened 2 new stores.

     As of January 25, 2003, the Company had 761 stores in operation, (199 Dress Barn stores, 57 Dress Barn Woman stores and 505 combo stores), versus 741 stores in operation at January 26, 2002, (213 Dress Barn stores, 58 Dress Barn Woman stores and 470 combo stores). The Company's real estate strategy for the remainder of fiscal 2003 is to continue opening primarily combo stores and converting its existing single-format stores into combo stores, while closing its underperforming locations. The Company anticipates opening approximately 15-20 stores and closing approximately 15-20 stores during the remainder of the fiscal year. The Company seeks new locations in both its existing trading markets, and developing and expanding into new markets.

     The Company has continued to test and reevaluate its direct selling strategy. The Company briefly sold a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during the second quarter, but the results were below expectations. As such, the Company has decided to only sell merchandise in its retail stores, utilizing its web site as a marketing and informational vehicle to communicate with its customers and help drive store traffic. The Company's second quarter and six month's earnings per share-diluted were minimally impacted by its direct selling operations versus approximately $0.04 and $0.10 in last year's three and six month periods, respectively, on a post-split basis.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the second quarter decreased by 2.7% to $60.1 million, or 35.9% of net sales, from $61.8 million, or 36.1% of net sales, for the prior period. For the six months, gross profit increased 1.8%, to $126.3 million, or 35.8% of net sales, from $124.1 million, or 35.1% of net sales, for the prior six-month period. For both the second quarter and six months, store occupancy costs were higher as a percentage of sales as a result of the decreases in comparable store sales and higher rents for new stores, store expansions and lease renewals. In the second quarter, higher markdowns led to a slight decrease in merchandise margins as a percent of sales, while lower markdowns in the first quarter and higher initial margins contributed to increased merchandise margins versus the prior year that more than offset the increase in store occupancy costs as a percentage of sales.

     Selling, general and administrative (SG&A) expenses increased by 4.4% to $48.1 million, or 28.7% of net sales, in the second quarter as compared to $46.1 million, or 26.9% of net sales, in the prior period. For the six months, SG&A expenses increased by 4.1% to $95.7 million, or 27.1% of net sales, versus $91.9 million, or 26.0% of net sales, in the prior six-month period. The increase in SG&A as a percentage of net sales for both the second quarter and the six months were primarily due to negative comparable store sales leverage on SG&A expenses. SG&A expenses increased in both periods primarily due to increased store operating costs, primarily selling, benefits and supply costs resulting from the increase in the Company's store base. In addition, the colder than normal winter in most parts of the country put added pressure on utility costs in the second quarter. The Company continues to control its costs and enhance productivity, partially offsetting the increase in store operating costs.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Depreciation decreased to $5.6 million in the second quarter from $6.0 million in the prior period. For the six months, depreciation expense increased to $12.0 million from $11.8 million last year. The increase in depreciation expense reflected higher fixed asset purchases during the last twelve months primarily due to the upgrade of the Company's store operating system and hardware completed during the prior fiscal year. In the second quarter, this increase was offset by writeoffs of obsolete computer equipment and software in the prior period. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

     Interest income decreased 43.9% to $0.8 million in the second quarter and decreased 21.9% to $2.4 million in the six months versus last year's $1.5 million and $3.1 million, respectively. These decreases were due to the steep reduction in investment rates versus last year coupled with the decrease in funds available for investment resulting from the Tender Offer. The Tender Offer was successfully completed October 30, 2002, resulting in the Company's purchase of 8 million shares of its common stock at $15 per share for a total cost of approximately $121 million including transaction costs.

     Principally as a result of the above factors, net income for the second quarter was $4.7 million, or 2.8% of net sales, a decrease of 34.3% from $7.1 million, or 4.2% of net sales, in the prior period. Net income for the six months decreased 10.5% to $13.4 million, or 3.8% of net sales, versus $15.0 million, or 4.2% of net sales, for the prior six-month period.

     The Company's earnings per share for the second quarter were positively impacted by approximately $.03 per share as a result of the Tender Offer which was completed October 30, 2002. The Company purchased 8 million shares of its common stock, approximately 21% of the outstanding shares, at $15 per share.


Liquidity and Capital Resources

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2003 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. The Suffern facility was purchased on January 28, 2003, subsequent to the end of the second quarter, for approximately $45.5 million. The Company utilized its existing cash as bridge financing until the contemplated fixed rate long-term mortgage financing is completed. Immediately after funding the purchase of the Suffern facility the Company had approximately $100 million of cash and investments on hand. Inventories were current and in line with sales projections.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Long-lived assets
     The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company's store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved generally during the first two years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge when the Company expects to exercise its right to terminate the store's lease early using this option. This determination is based on a number of factors, including the store's historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

Income taxes.
     The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company's tax expense, assets and liabilities could have been different.

Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, the promotional activities of other retailers, net sales contributed by new stores and changes in the Company's merchandise mix.


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

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended July 27, 2002. In addition, also refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements, "Stock Repurchase Program and Dutch Auction Tender Offer".


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

                           Part II - OTHER INFORMATION



Item 4 -- Submission of Matters to a Vote of Security Holders

         None


Item 6 -- Exhibits and Reports on Form 8-K


(a)      Exhibits


Exhibit                      Description

99.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b) The Company did not file any reports on Form 8-K during the quarter ended January 25, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 11, 2003


BY:   /s/ DAVID R. JAFFE
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)



BY:   /s/ ARMAND CORREIA
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, David R. Jaffe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dress Barn, Inc.;

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

Date: March 11, 2003

/s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director

I, Armand Correia, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dress Barn, Inc.;

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


Date: March 11, 2003


/s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer