Form 10-Q
period 2003-04-26
DRESS BARN INC
filed 2003-06-10
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 26, 2003              Commission file number 0-11736


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

                .05 par value 29,165,593 shares on June 6, 2003

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED APRIL 26, 2003
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number
Part I.  FINANCIAL INFORMATION (Unaudited):

         Item 1.           Financial Statements:

                           Condensed Consolidated Balance Sheets
                           April 26, 2003 (unaudited)
                           and July 27, 2002                             I-3
                           Condensed Consolidated Statements of Earnings (unaudited) for the Thirteen weeks ended
                           April 26, 2003 and April 27, 2002             I-4
                           Condensed Consolidated Statements of Earnings (unaudited) for the Thirty-nine weeks ended
                           April 26, 2003 and April 27, 2002             I-5
                           Condensed Consolidated Statements of Cash Flows (unaudited) for the Thirty-nine weeks ended
                           April 26, 2003 and April 27, 2002             I-6
                           Notes to Unaudited Condensed Consolidated
                           Financial Statements (unaudited)     I-7 through I-10

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                       I-13 through I-18

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                            I-18

         Item 4            Controls and Procedures                      I-18

Part II.  OTHER INFORMATION:

         Item 1.           Legal Proceedings                            I-19
         Item 2.           Changes in Securities                         *
         Item 3.           Defaults Upon Senior Securities               *
         Item 4.           Submissions of Matters to a Vote
                           of Security Holders                           *
         Item 5.           Other Information                             *
         Item 6.           Exhibits and Reports on Form 8-K             I-19

         Signatures                                                     I-20

         Certifications                                                 I-21

*     Not applicable in this filing.

Item 1 - FINANCIAL STATEMENTS

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Dollars in thousands except share data
                                                                                     April 26,              July 27,
                                                                                          2003                  2002
                                                                           --------------------        --------------
ASSETS
Current Assets:                                                                    (unaudited)
     Cash & cash equivalents                                                           $44,720               $91,899
     Marketable securities and investments                                              52,404               163,677
     Merchandise inventories                                                           118,777               113,371
     Prepaid expenses and other                                                          3,233                 2,182
                                                                           --------------------        --------------
        Total Current Assets                                                           219,134               371,129
                                                                           --------------------        --------------
Property and Equipment:
     Land and buildings                                                                 45,385                    --
     Leasehold improvements                                                             64,402                61,414
     Fixtures and equipment                                                            165,832               154,139
     Computer software                                                                  18,955                17,344
     Automotive equipment                                                                  622                   554
                                                                           --------------------        --------------
                                                                                       295,196               233,451
     Less: accumulated depreciation and amortization                                   158,647               140,025
                                                                           --------------------        --------------
                                                                                       136,549                93,426
                                                                           --------------------        --------------
Deferred Taxes                                                                           5,798                 5,869
Other Assets                                                                             4,908                 3,999
                                                                           --------------------        --------------
                Total Assets                                                          $366,389              $474,423
                                                                           ====================        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                           $58,582               $62,802
     Accrued salaries, wages and related expenses                                       18,869                18,089
     Other accrued expenses                                                             40,361                43,974
     Customer credits                                                                    7,664                 6,650
     Income taxes payable                                                                7,603                 8,655
                                                                           --------------------        --------------
        Total Current Liabilities                                                      133,079               140,170
                                                                           --------------------        --------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                    --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued and outstanding- - 29,139,190 and
               36,507,919 shares, respectively                                           1,457                 1,825
     Additional paid-in capital                                                         56,460                52,210
     Retained earnings                                                                 175,289               279,671
     Accumulated other comprehensive income                                                104                   547
                                                                           --------------------        --------------
        Total Shareholders' Equity                                                     233,310               334,253
                                                                           --------------------        --------------
                Total Liabilities and Shareholders' Equity                            $366,389              $474,423
                                                                           ====================        ==============

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Third Quarter (unaudited)
Amounts in thousands except earnings per share data

                                                                                     Thirteen Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 26,            April 27,
                                                                                         2003                 2002
                                                                            ------------------    -----------------
     Net sales                                                                       $165,692             $177,119

     Cost of sales, including
       occupancy and buying costs                                                     109,956              111,804
                                                                            ------------------    -----------------

     Gross profit                                                                      55,736               65,315

     Selling, general and
       administrative expenses                                                         46,973               45,271

     Depreciation and amortization                                                      5,193                6,082
                                                                            ------------------    -----------------

     Operating income                                                                   3,570               13,962

     Interest income- net                                                                 507                  923
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                  4,077               14,885

     Income taxes                                                                       1,468                5,359
                                                                            ------------------    -----------------

        Net earnings                                                                   $2,609               $9,526
                                                                            ==================    =================

     Earnings per share:
          Basic                                                                         $0.09                $0.26
                                                                            ==================    =================
          Diluted                                                                       $0.09                $0.25
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        29,125               36,334
                                                                            ------------------    -----------------
          Diluted                                                                      29,847               37,443
                                                                            ------------------    -----------------

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Nine Months (unaudited) Amounts in thousands except earnings per share data

                                                                                   Thirty-Nine Weeks Ended
                                                                            ---------------------------------------
                                                                                    April 26,            April 27,
                                                                                         2003                 2002
                                                                            ------------------    -----------------
     Net sales                                                                       $518,990             $530,439

     Cost of sales, including
       occupancy and buying costs                                                     336,927              340,997
                                                                            ------------------    -----------------

     Gross profit                                                                     182,063              189,442

     Selling, general and
       administrative expenses                                                        142,671              137,198

     Depreciation and amortization                                                     17,225               17,902
                                                                            ------------------    -----------------

     Operating income                                                                  22,167               34,342

     Interest income- net                                                               2,891                3,976
                                                                            ------------------    -----------------

        Earnings before
          income taxes                                                                 25,058               38,318

     Income taxes                                                                       9,022               13,795
                                                                            ------------------    -----------------

        Net earnings                                                                  $16,036              $24,523
                                                                            ==================    =================

     Earnings per share:
          Basic                                                                         $0.50                $0.67
                                                                            ==================    =================
          Diluted                                                                       $0.49                $0.66
                                                                            ==================    =================

     Weighted average shares outstanding:
          Basic                                                                        31,903               36,505
                                                                            ------------------    -----------------
          Diluted                                                                      32,656               37,412
                                                                            ------------------    -----------------

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                               Thirty Nine Weeks Ended
                                                                                         -----------------------------------
                                                                                                April 26,         April 27,
                                                                                                     2003              2002
                                                                                         -----------------  ----------------
Operating Activities:
Net earnings                                                                                      $16,036           $24,523
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                17,225            17,902
      Change in deferred income taxes                                                                  71             1,590
Changes in assets and liabilities:
      Increase in merchandise inventories                                                         (5,406)           (2,172)
      Increase in prepaid expenses and other                                                      (1,051)             (231)
      Increase in other assets                                                                      (909)           (1,710)
      (Decrease) increase in accounts payable- trade                                              (4,220)             6,357
      Increase in accrued salaries, wages and related expenses                                        780               461
      (Decrease) in other accrued expenses                                                        (3,613)           (3,102)
      Increase in customer credits                                                                  1,014             1,077
      (Decrease) increase in income taxes payable                                                 (1,052)             6,446
                                                                                         -----------------  ----------------
        Total adjustments                                                                           2,840            26,618
                                                                                         -----------------  ----------------

        Net cash provided by operating activities                                                  18,875            51,141
                                                                                         -----------------  ----------------

Investing Activities:
    Purchases of property and equipment - net                                                    (60,348)          (22,459)
    Sales and maturities of marketable securities and investments                                 128,636            52,331
    Purchases of marketable securities and investments                                           (17,806)          (62,222)
                                                                                         -----------------  ----------------
      Net cash provided by (used in) investing activities                                          50,482          (32,350)
                                                                                         -----------------  ----------------

Financing Activities:
    Proceeds from Employee Stock Purchase Plan                                                         66                68
    Purchase of treasury stock                                                                  (120,818)           (8,964)
    Proceeds from stock options exercised                                                           4,216             4,070
                                                                                         -----------------  ----------------
      Net cash used in financing activities                                                     (116,536)           (4,826)
                                                                                         -----------------  ----------------

Net (decrease) increase in cash and cash equivalents                                             (47,179)            13,965
Cash and cash equivalents- beginning of period                                                     91,899            28,804
                                                                                         -----------------  ----------------
Cash and cash equivalents- end of period                                                          $44,720            42,769
                                                                                         =================  ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $9,712            $5,759
                                                                                         =================  ================

See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn, Inc. and its wholly owned subsidiaries (the "Company") as of April 26, 2003 and July 27, 2002 and the consolidated results of its operations and its cash flows for the thirteen weeks and thirty-nine weeks ended April 26, 2003 and April 27, 2002. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock dividend was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 27, 2002 Annual Report to Shareholders. The condensed consolidated balance sheet as of July 27, 2002 was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 27, 2002. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares at an aggregate purchase price of approximately $24.8 million. During the nine months ended April 26, 2003, no shares were repurchased under this authorization.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Earnings Per Share ("EPS")

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. Antidilutive options are excluded from the earnings per share calculations when the exercise price of the option exceeds the average market price of the common shares for the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the accompanying consolidated statements of earnings:

                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 26,      April 27,      April 26,       April 27,
Shares in thousands                                              2003           2002           2003            2002
                                                       --------------- -------------- -------------- ---------------
Basic weighted average outstanding shares                      29,125         36,334         31,903          36,505
Dilutive effect of options outstanding                            722          1,109            753             907
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    29,847         37,443         32,656          37,412
                                                       --------------- -------------- -------------- ---------------
Anti-dilutive options excluded from calculations                  150             --            150              --
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

                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 26,      April 27,      April 26,       April 27,
Dollars in thousands                                             2003           2002           2003            2002
                                                       --------------- -------------- -------------- ---------------
Net earnings                                                   $2,609         $9,526        $16,036         $24,523
Net unrealized (loss) on available for sale
    securities                                                   (85)          (966)          (443)           (806)
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                           $2,524         $8,560        $15,593         $23,717
                                                       --------------- -------------- -------------- ---------------

5.  Stock Based Compensation

     At April 26, 2003, the Company has various stock option plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to stock-based employee compensation (in millions, except per share amounts):


                                                         Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                         --------------------         -----------------------
                                                          April 26,      April 27,      April 26,       April 27,
                                                               2003           2002           2003            2002
                                                      --------------  --------------  ---------------  -----------
Net earnings as reported                                     $2,609         $9,526        $16,036         $24,523
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method                  --------------------------------------------------------------
     for all awards net of related tax effects                (469)          (441)        (1,375)         (1,355)
                                                    --------------------------------------------------------------
Pro forma net earnings                                       $2,140         $9,085        $14,661         $23,168
                                                    ==============================================================
Earnings per share
     Basic - as reported                                      $0.09          $0.26          $0.50           $0.67
                                                    --------------------------------------------------------------
     Basic - pro forma                                        $0.07          $0.25          $0.46           $0.63
                                                    --------------------------------------------------------------
     Diluted - as reported                                    $0.09          $0.25          $0.49           $0.66
                                                    --------------------------------------------------------------
     Diluted - pro forma                                      $0.07          $0.24          $0.45           $0.62
                                                    --------------------------------------------------------------

         The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                           --------------------         -----------------------
                                                          April 26,      April 27,      April 26,       April 27,
                                                               2003           2002           2003            2002
                                                       --------------- -------------- -------------- ---------------
Weighted average risk-free interest rate                       3.0%           3.9%           3.0%            3.9%
Weighted average expected life (years)                          5.0            5.0            5.0             5.0
Expected volatility of the market price of
     the Company's common stock                               43.2%          44.1%          43.2%           44.1%


6. Purchase of Real Estate

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012. In order to obtain mortgage financing for the facility, the Company is expected to be required to sign a long-term lease with its wholly-owned subsidiary for the office and distribution space it currently occupies corresponding to the term of the related fixed-rate mortgage.


7. Litigation

     The Company's third quarter results do not reflect an April 10, 2003 jury verdict of $30 million of compensatory damages in a lawsuit brought by Alan M. Glazer and related parties. The Company cannot reasonably estimate the amount of the judgment, if any, that may be entered in such lawsuit. The Company has filed motions to set aside the verdict. The trial court will determine any punitive damages. The Company anticipates that before the release of its results for its fiscal year ending July 26, 2003, the trial court will likely determine the amount of the judgment, and the Company intends to reflect in its fourth quarter and fiscal year financial results the amount, if any, of any judgment entered. If a judgment against the Company is entered, the Company expects to vigorously pursue an appeal.


8. Recent Accounting Pronouncements

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 for both interim and annual financial statements. The disclosure provisions of SFAS 148 are effective for annual reports for fiscal years ending after December 15, 2002, and for interim financials for periods beginning after December 15, 2002. As such, the Company adopted the interim reporting provisions of SFAS 148 for its third quarter ended April 26, 2003.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. The Company currently does not have any derivative instruments. Accordingly, this pronouncement is currently not applicable to the Company.

     In May 2003,  the FASB issued  Statement No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company currently does not have any of the financial instruments referred to in SFAS 150. As such, this pronouncement is currently not applicable to the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following table sets forth the percentage change in dollars from last year for the thirteen and thirty-nine week periods ended April 26, 2003, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                                     Third Quarter                           Nine Months
                                                     -------------                           -----------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net Sales                                        -6.5%                                    -2.2%
Cost of Sales, including
   Occupancy & Buying                            -1.7%        66.4%      63.1%            -1.2%       64.9%      64.3%
Gross Profit                                    -14.7%        33.6%      36.9%            -3.9%       35.1%      35.7%
Selling, General and
   Admin. Expenses                                3.8%        28.3%      25.6%             4.0%       27.5%      25.9%
Depreciation and Amortization                   -14.6%         3.1%       3.4%            -3.8%        3.3%       3.4%
Operating Income                                -74.4%         2.2%       7.9%           -35.5%        4.3%       6.5%
Interest Income - Net                           -45.1%         0.3%       0.5%           -27.3%        0.6%       0.8%
Earnings Before Income Taxes                    -72.6%         2.5%       8.4%           -34.6%        4.8%       7.2%
Net Earnings                                    -72.6%         1.6%       5.4%           -34.6%        3.1%       4.6%

     Net sales for the thirteen weeks ended April 26, 2003 (the "third quarter") decreased by 6.5% to $165.7 million from $177.1 million for the thirteen weeks ended April 27, 2002 (the "prior period"). The sales decrease is attributable to a 9% decrease in comparable store sales, which was offset, in part, by an approximate 4% increase in average selling square footage. Net sales for the thirty-nine weeks ended April 26, 2003 (the "nine months") decreased 2.2% to $519.0 million from $530.4 million for the thirty-nine weeks ended April 27, 2002 ("prior nine months"). The sales decrease is attributable to a 5% decrease in comparable store sales, which was offset, in part, by an approximate 3% increase in average selling square footage.

     The Company believes the continuing weakness in its comparable store sales performance reflects primarily weak consumer confidence from geopolitical uncertainties and the unsettled economy, as well as unseasonable weather throughout the nine-month period. The unseasonably warm weather through early October impacted the selling of the Company's traditional fall merchandise categories and the unusually cold winter negatively impacted customer traffic during the second quarter. The Company's sales weakness continued in the third quarter, exacerbated by the blizzard in the Northeast on President's Day and the cooler than normal weather during the Easter selling season.

     Primarily as a result of the decrease in comparable store sales in the third quarter, inventories at the end of the third quarter were above the Company's planned levels. Since the increase was solely in current season merchandise, the Company believes that upon the arrival of warmer weather, coupled with the Company's increased ongoing promotional activity, sales of such merchandise should improve.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     During the nine months, the Company's total selling square footage increased approximately 3%. The increase in store square footage was primarily due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, as well as the conversion of single-format stores into combo stores. During the nine months the Company opened 48 new stores, including 6 in Southern California. These store openings offset the square footage reduction from the closing of 25 underperforming stores during the nine months (2 of which were closed during the third quarter). During the third quarter the Company opened 18 new stores.

     As of April 26, 2003, the Company had 777 stores in operation, (200 Dress Barn stores, 58 Dress Barn Woman stores and 519 combo stores), versus 760 stores in operation at April 27, 2002, (215 Dress Barn stores, 60 Dress Barn Woman stores and 485 combo stores). The Company's real estate strategy continues to be opening primarily combo stores and converting its existing single-format stores into combo stores, while closing or relocating its underperforming locations. The Company anticipates opening 2 stores and closing approximately 10 stores during the remainder of the fiscal year. The Company seeks new locations in both its existing trading markets and new markets.

     The Company has continued to test and reevaluate its direct selling strategy. The Company briefly sold a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during the second quarter, but the results were below expectations. The Company has decided at this time to only sell merchandise in its retail stores, utilizing its web site as a marketing and informational vehicle to communicate with its customers and help drive store traffic. The Company's third quarter and nine month's earnings per share-diluted were minimally impacted by its direct selling operations versus approximately $0.01 and $0.12 in last year's three and nine month periods, respectively, on a post-split basis.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) for the third quarter decreased by 14.7% to $55.7 million, or 33.6% of net sales, from $65.3 million, or 36.9% of net sales, for the prior period. For the nine months, gross profit decreased 3.9%, to $182.1 million, or 35.1% of net sales, from $189.4 million, or 35.7% of net sales, for the prior nine months. For both the third quarter and nine months, store occupancy costs were higher as a percentage of sales as a result of the decreases in comparable store sales and higher rents for new stores, store expansions and lease renewals. In the second and third quarters, higher markdowns led to decreases in merchandise margins as a percent of sales. In view of the higher than planned inventory levels at the end of the third quarter, the Company anticipates merchandise margins as a percentage of sales will be below last year for its fourth quarter ending in July 2003.

     Selling, general and administrative (SG&A) expenses increased by 3.8% to $47.0 million, or 28.3% of net sales, in the third quarter as compared to $45.3 million, or 25.6% of net sales, in the prior period. For the nine months, SG&A expenses increased by 4.0% to $142.7 million, or 27.5% of net sales, versus $137.2 million, or 25.9% of net sales, in the prior nine-month period. The increase in SG&A as a percentage of net sales for both the third quarter and the nine months were primarily due to negative comparable store sales leverage on SG&A expenses. SG&A expenses increased in both periods primarily due to increased store operating costs, primarily selling, benefits and insurance costs resulting from the increase in the Company's store base. In addition, the colder than normal winter in most parts of the country put added pressure on utility costs in the second and third quarters. The Company continues to focus on controlling its costs and enhancing productivity.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     Depreciation decreased to $5.2 million in the third quarter from $6.1 million in the prior period. For the nine months, depreciation expense decreased to $17.2 million from $17.9 million in the prior nine months. Both the third quarter and nine months were favorably impacted by last year's fourth quarter writedown of obsolete software and equipment. This offsets the increase in depreciation from the acquisition of our Suffern, NY headquarters/distribution center facility (the "Suffern facility") during the third quarter. The third quarter and nine months also benefited from less store construction costs than the prior year as the Company has opened 48 stores during the nine months versus 73 stores opened during the prior nine months.

     Interest income decreased 45.1% to $0.5 million in the third quarter and decreased 27.3% to $2.9 million in the nine months versus last year's $0.9 million and $4.0 million, respectively. These decreases were due to lower investment rates versus last year coupled with less cash available for investments. During the current fiscal year, the Company has used a total of $166.5 million for the Dutch Auction Tender Offer completed October 30, 2002 (the "Tender Offer"), in which the Company repurchased 8 million shares at a cost of approximately $121 million, and the acquisition of the Suffern facility.

     Principally as a result of the above factors, net earnings for the third quarter decreased 72.6% to $2.6 million, compared to net income of $9.5 million for the prior period. As a percentage of sales, net income decreased to 1.6% from 5.4% last year. Net income for the nine months decreased 34.6% to $16.0 million, or 3.1% of net sales, versus $24.5 million, or 4.6% of net sales, for the prior nine-month period.

     Third quarter net earnings per share were $0.09, a decrease of 64%, versus last year's $0.25 per diluted share. This year's earnings per share were favorably impacted by $.02 for the quarter as a result of the Tender Offer. Earnings per share for the nine-month period were favorably impacted by $.07 as a result of the Tender Offer.


Liquidity and Capital Resources

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2003 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. The Suffern facility was purchased on January 28, 2003 for approximately $45.5 million. The Company utilized its existing cash as temporary financing for the purchase of the Suffern facility. The Company intends to finance its purchase with a fixed-rate long-term mortgage for the major portion of the acquisition cost. The Company is currently in negotiations for a $34 million mortgage.

     The  Company  does  not  have  any   off-balance   sheet   arrangements  or
transactions with unconsolidated, limited purpose entities, other than operating leases entered into in the normal course of business and letters of credit.


Litigation

     The Company's third quarter results do not reflect an April 10, 2003 jury verdict of $30 million of compensatory damages in a lawsuit brought by Alan M. Glazer and related parties. The Company cannot reasonably estimate the amount of the judgment, if any, that may be entered in such lawsuit. The Company has filed motions to set aside the verdict. The trial court will determine any punitive damages. The Company anticipates that before the release of its results for its fiscal year ending July 26, 2003, the trial court will likely determine the amount of the judgment, and the Company intends to reflect in its fourth quarter and fiscal year financial results the amount, if any, of any judgment entered. If a judgment against the Company is entered, the Company expects to vigorously pursue an appeal. See also Part II "Other Information", Item 1 "Legal Proceedings".

                      THE DRESS BARN, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.


Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, investments, long-lived assets, income taxes and claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's accounting policies are generally straightforward; however, Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company's financial statements.

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

Merchandise Inventories
     The Company's inventory is valued using the retail method of accounting and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. Physical inventories are conducted at the end of the second fiscal quarter and at the end of the fiscal year to calculate actual shrinkage and inventory on hand. The Company has not experienced significant fluctuations in historical shrink rates.

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

Claims and Contingencies
     The Company is subject to various claims and contingencies related to insurance, taxes, lawsuits and other matters arising out of the normal course of business. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and medical insurance. Pursuant to these arrangements, the Company is responsible for paying claims up to designated dollar limits. The Company accrues its estimate of the eventual costs related to these claims, which can vary based on changes in assumptions or claims experience. The Company accrues its estimate of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company believes its accruals for claims and contingencies are adequate.

Income taxes.
     The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined by using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company's tax expense, assets and liabilities could have been different.


Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. Due to the 9% decrease in comparable sales in the third quarter, the net earnings were actually lower than that of the second quarter. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, the promotional activities of other retailers, net sales contributed by new stores and changes in the Company's merchandise mix.

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


Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The Company holds no options or other derivative instruments.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut seeking compensatory and punitive damages for alleged unfair trade practices arising out of negotiations before Bedford Fair Industries' Chapter 11 bankruptcy filing for the acquisition of the Bedford Fair business which the Company never concluded.

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The Company has filed motions to set aside the verdict. The plaintiffs have filed motions seeking $50 million in punitive damages and expenses and seeking pre-judgment and post-judgment interest. The Company is opposing the plaintiffs' motions.

     The Company continues to believe there is no merit in any of the plaintiffs' asserted claims and is vigorously defending the litigation. If a judgment against the Company is entered, the Company expects to pursue an appeal.

     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.


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

(a)      Exhibits


Exhibit                      Description

99.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) The Company filed two reports on Form 8-K during the quarter ended April 26, 2003.


Date Filed                   Description

January 28, 2003             Purchase of Real Estate
April 11, 2003               Jury Verdict - Lawsuit

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BY: /s/ DAVID R. JAFFE
----------------------
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)



BY: /s/ ARMAND CORREIA
----------------------
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

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


Date: June 10, 2003


BY: /s/ DAVID R. JAFFE
----------------------
David R. Jaffe
President, Chief Executive Officer and Director

                                 CERTIFICATIONS


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


Date: June 10, 2003


BY: /s/ ARMAND CORREIA
----------------------
Armand Correia
Senior Vice President and Chief Financial Officer