Form 10-K
period 2003-07-26
DRESS BARN INC
filed 2003-10-22
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2003           Commission file number 0-11736

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

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ].

As of October 15, 2003, 29,245,284 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 15, 2003 closing price of $14.25 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $305.4 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 7,813,844 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 19, 2003 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 26, 2003
                                TABLE OF CONTENTS

PART I                                                                      PAGE
         Item 1  Business
                       General                                                 3
                       Company Strengths and Strategies                        3
                       Merchandising                                           6
                       Buying and Distribution                                 7
                       Store Locations and Properties                          8
                       Operations and Management                              10
                       Advertising and Marketing                              11
                       Management Information Systems                         11
                       Trademarks                                             11
                       Employees                                              12
                       Seasonality                                            12
                       Forward-Looking Statement and Factors Affecting Future
                         Performance                                          12
         Item 2  Properties                                                   14
         Item 3  Legal Proceedings                                            15
         Item 4  Submission of Matters to a Vote of Security Holders          16
         Item 4A Executive Officers of the Registrant                         16

PART II
         Item 5  Market for Registrant's Common Stock and
                     Related Security Holders Matters                         18
         Item 6  Selected Financial Data                                      19
         Item 7  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            20
         Item 7A Quantitative and Qualitative Disclosures About Market Risk   26
         Item 8  Financial Statement and Supplementary Data                   26
         Item 9  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                   26

PART III
         Item 10 Directors and Executive Officers of the Registrant           27
         Item 11 Executive Compensation                                       27
         Item 12 Security Ownership of Certain Beneficial Owners
                     and Management                                           27
         Item 13 Certain Relationships and Related Transactions               27
         Item 14 Controls and Procedures                                      27
         Item 15 Principal Accountant Fees and Services                       27

PART IV
         Item 16 Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                               28

                                     PART I

ITEM 1.  BUSINESS


General


     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The Company differentiates itself from (i) off-price retailers by its carefully edited selection of unique, in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing, customer service and convenient locations and (iii) other specialty apparel retailers by its unique, lifestyle-oriented merchandise and its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own brand, which constituted virtually all of its net sales for the fiscal year ended July 26, 2003 ("fiscal 2003").


     The Company operates primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and larger-sized Dress Barn Woman merchandise, as well as freestanding Dress Barn and Dress Barn Woman stores. As of July 26, 2003, the Company operated 772 stores in 44 states and the District of Columbia, consisting of 521 Combo Stores, 194 Dress Barn stores and 57 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 8,500 square feet.


Company Strengths and Strategies


     Dress Barn strives to be the preferred career and casual women's specialty store for the moderate customer (size 4 to 24), providing differentiated current fashion merchandise at value prices in a comfortable easy to shop environment with a strong focus on customer service. The Company caters to the time-pressured working women who want their shopping trips to be efficient. To accommodate this customer, the Company locates its stores primarily in nearby strip shopping centers and operates most of these stores seven days and six nights a week. The Company seeks to maintain a distinct fashion point of view, with unique merchandise not found at other stores, editing its assortments frequently, in accordance with its targeted customer's tastes. Merchandise is arranged conveniently by lifestyle and category. Customers develop a high degree of confidence that they will quickly find the styles that match their preferences. This, along with attentive service, which Dress Barn is known for, helps to create a loyal repeat customer.


     The Company same store sales have declined in each of the past three fiscal years, with total sales declining in fiscal 2003 versus the prior year. The Company's strategy to reverse this trend is to increase customer traffic to its store locations by (a) bringing into its stores more unique, fashion-forward quality merchandise not found at its competitors while maintaining its value prices, (b) investing in technology and training to enhance its already well-known friendly customer service and the product knowledge of its sales associates and (3) increasing its marketing and advertising budget as a percentage of sales, to focus on communicating the brand, as an image and a lifestyle, and on special promotions and rewards to current and potential customers and its Dress Barn credit card holders.


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

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value, focusing on its target customer - fashion minded working women. The Company has built its brand image as a core resource for a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to its customers' needs. The Company's over 770 store locations in 44 states provide it with a nationally recognized brand name. The Company has developed long-standing relationships with its existing customers, enjoying strong customer loyalty.


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


     Over the past several years, the Company has been gradually repositioning itself to appeal to a more fashion conscious customer while maintaining the Company's focus on its target customer. This repositioning includes enhancing the existing Dress Barn image, building brand awareness through various marketing and advertising campaigns, adopting a new logo and creating a personality and a voice for the Dress Barn brand and communicating this friendlier, more feminine spirit to customers, potential customers and associates. To enhance the development of the Dress Barn brand, the Company changed and updated its in-store graphics, and developed a new prototype store design. During this period, the Company has expanded the use of its dressbarn(R) label to virtually all its merchandise offerings, emphasizing quality, value and fashion.


     The Company engaged a national market research firm to conduct extensive customer surveys to better understand its customers, their concerns and issues, as well as those who have never shopped or used to shop Dress Barn. In September 2002, the Company hired Vivian Behrens as Senior Vice President, Marketing. Ms. Behrens previously held senior marketing positions at Avon, The Limited Inc., and Charming Shoppes, Inc., and was formerly a member of the Company's Board of Directors. Ms. Behrens is responsible for all of the Company's marketing, including brand development and brand image campaigns, advertising, sales promotion and the internet. Current plans seek to gradually change the perception of Dress Barn and enhance the Company's branding and advertising strategy. In fall 2003, the Company has initiated a comprehensive national brand image campaign to strengthen brand awareness as well as bring new customers into its stores.


     The Company's merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to its customers' demands. The Company believes it offers its customers unique merchandise, generally fashion forward with constantly updated looks and colors. The merchandise mix has evolved to a more updated contemporary style, shifting in focus from structured, career looks to softer outfit dressings and assortments. The Company has upgraded its fabrications, offering value, style and fashion while maintaining its quality and price points. The Company attempts to insure its merchandise sizes are true, with consistent sizing, easy to care for and quality construction.


     The Company's stores reflect newness and fashion, with key items in depth accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. The Company has a new store design that features an easier to shop layout, warmer colors and new wood fixtures for enhanced merchandise presentation. During fiscal 2003, the Company updated to this new design or remodeled approximately 100 stores; the Company plans to update or remodel approximately 100 of its store locations during its fiscal year ending July 31, 2004 ("fiscal 2004").

     Dress Barn continues to invest in technology to improve merchandising and customer service, reduce costs and enhance productivity. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. The Company recently upgraded its back-office store system software to include such features as inventory scanning, quick credit approval for new applications, automated new hire entry and store email. The Company utilizes a DVDi Learning Management System (LMS), where customer service associates are able to take tests and the Company plans to have the results tracked centrally for consistency across all of its stores. The Company is upgrading its store locations' cash register software and hardware to an enhanced, easy to use system, expecting implementation in stages starting in late fiscal 2004. One of the primary goals of the new system is to be extremely user-friendly. The Company's distribution center systems continue to be refined to reduce per-unit distribution costs.


     All aspects of Dress Barn's stores are designed to be responsive to the Dress Barn customer. In past customer surveys, customer service was viewed as superior to its competition and was a competitive advantage. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited coordinated merchandise, arranged for ease of shopping, comfortable store environment and friendly customer service embody Dress Barn's strong focus on its customers. Dress Barn's training program encourages its customer service associates to assist customers in a low-key and friendly manner. The Company has various programs to recognize and reward its best customer service associates. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.


     The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid cash and investments and its internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and potential acquisitions. The Company believes the repurchase of its common shares is consistent with its goal of maximizing shareholder value. During the past three years the Company has repurchased a total of 9.4 million shares, utilizing over $137 million of its internally generated funds.


     In January 2003, the Company, through a wholly owned subsidiary, purchased for approximately $45.3 million a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. The acquisition of the Suffern Facility provides flexibility for future expansion and is expected to result in significant savings in its home office and distribution center occupancy costs.


     Based on the economic success of its larger size Combo Stores, most fiscal 2004 store openings will be Combo Stores between 7,000 and 9,000 square feet. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. The Company has in the past also purchased locations from bankrupt retailers, some of which were too small for a Combo and were opened as freestanding locations. Of the 46 stores the Company opened during fiscal 2003, 39 were Combo locations and 7 were freestanding locations. The Company has an ongoing program of converting its older freestanding stores to Combo Stores. Six stores were converted to Combo stores during fiscal 2003. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and outlet locations. In fiscal 2004, the Company plans to open approximately 60 new stores and convert 5 to 10 existing stores to Combo Stores, including expanding into new markets.

     In conjunction with its strategy of adding mostly Combo Stores, the Company continues to close or relocate its underperforming locations and closed 28 such locations during fiscal 2003, compared to 32 closed in fiscal 2002. The Company also plans to close approximately 30 more such locations in fiscal 2004. The Company has the option under a substantial number of its store leases to terminate the lease at little cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new stores, net of store closings, resulted in an aggregate store square footage increase of approximately 4.5% in fiscal 2003, after a 6% increase in fiscal 2002. Net of store closings, the Company currently plans to increase its aggregate store square footage by approximately 5% in fiscal 2004.


     The Company's marketing programs focus on developing stronger relationships with its existing customers, increasing their loyalty by making them feel better about Dress Barn. Concurrently, the programs try to create awareness among those who are not already customers and inspire them to visit its stores and see what Dress Barn has to offer. One major asset is the Dress Barn credit card; with almost 2.3 million cardholders, giving the Company the ability to communicate with and reward its best customers. The credit card purchasing information, combined with transactional data from the stores, has created a customer database for our customer relationship management ("CRM") system. The CRM database tracks customer transactions, with the ability to target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The CRM database is used for the Company's direct mail program, providing more productive direct mail lists as well as targeting potential customers within each store's trading area and for new stores. The Company believes these efforts can lead to new customers as well as a more loyal customer base. The Company believes it complies with current consumer privacy rules and regulations for the protection of its customers.


     Due to the continued operating losses of its catalog and e-commerce operations and significant weaknesses in its new fulfillment and order processing software, the Company suspended all mailing of catalogs and e-commerce sales in November 2001. The Company briefly resumed selling a limited assortment of merchandise via its web site (www.dressbarn.com) and via telephone during fiscal 2003 with little success. Accordingly, the Company suspended all e-commerce activity except the selling of gift certificates and has chosen instead to focus its internet site on reinforcing store promotions and providing store and product information, helping to drive store traffic and communicate with its retail customers.


Merchandising


     Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of Keith Fulsher, the General Merchandise Manager, and six additional merchandise managers. The Company utilizes a Visual Merchandising Department to communicate various floorsets and presentations to the stores. The Company generally has six complete floorset changes per year to keep its merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the volume of a particular stores. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality, in-season merchandise, with approximately 65% of the Company's sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of the Company's sales volume consists of dresses, suits, blazers, outerwear and accessories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise. The Company's Petite departments feature merchandise similar to Dress Barn merchandise in petite sizes. In addition to the Company's broad assortment of career and casual wear, the Company offers other items including in selected stores hosiery, handbags and shoes. There are separate merchandising teams for Dress Barn and Dress Barn Woman.

     The Company's direct sourcing of its merchandise improves its control over the flow of merchandise into its stores and enables the Company to better specify quantities, styles, colors, size breaks and delivery dates. In addition, the Company believes its direct sourcing provides it with more flexibility by allowing for higher initial mark-ons. The Company believes it has the expertise to execute its brand strategy due to its extensive experience sourcing goods, its position as a merchandiser of established fashions, and its prior experience with private brands. Virtually all of the Company's sales are generated from its private brand labels.


     The Company continues to expand the number of its stores with shoe and petite-size departments. As of July 26, 2003, 314 stores had shoe departments and 160 stores featured petites.


Buying and Distribution


     Buying is conducted on a departmental basis for Dress Barn and Dress Barn Woman by the Company's staff of over 45 buyers and assistant buyers supervised by the General Merchandise Manager and six merchandise managers. The Company also uses independent buying representatives in New York and overseas. The Company obtains its merchandise from approximately 200 vendors, and no vendor accounted for over 5% of the Company's purchases. In fiscal 2003, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of the Company's import purchases Typical lead times for the Company in making purchases from its vendors range from approximately one month for items purchased domestically versus up to six months for merchandise purchased overseas.


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


     The Company generally does not warehouse store merchandise, but distributes it promptly to stores. There are instances where the Company does hold basic merchandise for future distribution. Turnaround time between the receipt of merchandise from the vendor and shipment to the stores is usually three days or less, and shipments are made daily to most stores, maintaining the freshness of merchandise. Because of such frequent shipments, the stores do not require significant storage space.

Store Locations and Properties


         As of July 26, 2003, the Company operated 772 stores in 44 states and the District of Columbia. 482 of the stores were conveniently located in strip centers and 239 stores were located in outlet centers. During fiscal 2003, no store accounted for as much as 1% of the Company's total sales. The table below indicates the type of shopping facility in which the stores were located:


                                                                                   Dress Barn
                                                              Dress Barn                Woman              Combo
      Type of Facility                                            Stores               Stores             Stores            Total

Strip Shopping Centers (1)                                           118                   28                336              482
Outlet Malls and Outlet Strip Centers                                 53                   25                161              239
Free Standing, Downtown and Enclosed Malls                            23                    4                 24               51(2)

Total                                                                194                   57                521              772

(1) Includes locations previously classified as outlets where the landlord converted the shopping center from an outlet center to a non-outlet (Strip) center.
(2) Includes 29 downtown locations



         The table on the following page indicates the states in which the stores operating on July 26, 2003 were located, and the number of stores in each state:

Location                           DB                DBW              Combos
                               -------            -------              ------
Alabama                             -                  -                   7
Arizona                             1                  -                   9
Arkansas                            -                  -                   3
California                         19                  2                  27
Colorado                            3                  1                  10
Connecticut                         6                  3                  22
District of Columbia                2                  1                   1
Delaware                            2                  1                   3
Florida                            11                  2                  15
Georgia                             3                  1                  21
Idaho                               -                  -                   2
Illinois                            2                  1                  28
Indiana                             4                  -                  11
Iowa                                -                  -                   6
Kansas                              -                  -                   5
Kentucky                            2                  -                   7
Louisiana                           -                  -                   7
Maine                               2                  1                   -
Maryland                            6                  3                  19
Massachusetts                      10                  2                  26
Michigan                            7                  1                  22
Minnesota                           1                  -                  11
Mississippi                         -                  -                   6
Missouri                            5                  2                  14
Nebraska                            -                  -                   4
Nevada                              1                  -                   5
New Hampshire                       1                  -                   5
New Jersey                         18                  8                  19
New Mexico                          -                  -                   1
New York                           25                  5                  37
North Carolina                      9                  5                  17
Ohio                                4                  1                  18
Oklahoma                            -                  -                   2
Oregon                              2                  2                   4
Pennsylvania                       20                  6                  20
Rhode Island                        1                  -                   3
South Carolina                      4                  2                   8
Tennessee                           3                  2                  11
Texas                               5                  1                  42
Utah                                0                  0                   5
Vermont                             -                  -                   2
Virginia                           12                  3                  21
Washington                          2                  1                   5
West Virginia                       -                  -                   2
Wisconsin                           1                  -                   8

Total                             194                 57                 521

Operations and Management


     In considering new store locations, the Company's focus is on expanding in its existing major trading and high-density markets, in certain cases seeking downtown or urban locations and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian traffic and daytime population, proximity to major corporate centers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations the Company considers the concentration of the Company's target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitive retailers and anchor tenants in the shopping center. The Company also seeks to expand into new markets. Within the specific strip or outlet center, the Company evaluates the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. The Company's real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

     The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer models wearing outfits coordinated from among the stores' fashion offerings. The Company has updated its interior graphics and racktop signs in all its stores for a more open and easier to shop environment. During fiscal 2003 the Company remodeled or updated the design of approximately 100 of its existing stores and plans over time to update its remaining stores, another approximately 100 of which are planned to be update or remodel in fiscal 2004.

     All stores are directly managed and operated by the Company. A supervisor, who may be the store manager, staffs each store with at least one customer service associate during non-peak hours, with additional customer service associates added as needed at peak hours. The customer service associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 10 Regional Sales Managers and approximately 100 District Sales Managers. District Sales Managers visit each store on a regular basis to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

     The Company motivates its customer service associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Customer service associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) its DVDi LMS training system (ii) ongoing DVD training and (iii) one-on-one training of customer service associates by store managers and district sales managers.

     Almost 70% of the Company's sales in fiscal 2003 versus 66% in fiscal 2002 were paid for by credit card, with the remainder being paid by cash or check. This increase was partially due to the Company's increased promotion of the Dress Barn card. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn card but pays a percentage of sales as a service charge. As of July 26, 2003, the number of cardholders was approximately 2.3 million. The average transaction on the Dress Barn credit card during fiscal 2003 was approximately 30% greater than the average of all other transactions and represented approximately 20% of the Company's sales.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings.

Advertising and Marketing


     The Company primarily uses direct mail and select magazines for the majority of its marketing and advertising. Until 2003, the Company primarily relied on newspaper advertising, with weekly advertising describing the current promotions and merchandise focuses. As the lifestyles of its customers changed, the Company determined it was more cost effective to utilize direct mail to communicate its promotions and merchandise focuses to its customers, supplemented with selected "image" advertising in national magazines. The Company has increased and continues to increase its direct mail program. The Company utilizes a customer relationship management ("CRM") program to track customer transactions and use as a basis for its direct mail efforts. The Company believes focused, targeted marketing utilizing direct mail is the most effective means to reach and build relationships with its customers as well as drive customers into its stores.

     The Company also utilizes select national advertising, including major lifestyle magazines, to build its brand image as a primary source for a lifestyle-oriented, fashionable, value-priced assortment of career and casual fashions tailored to its customers' needs. The national ads are designed to create awareness of the dressbarn(R) brand and increase the loyalty of our existing customers by making them feel better about dressbarn(R) and its brand philosophy.


Management Information Systems


     In the past several years, the Company has made a significant investment in technology to improve customer service, gain efficiencies and reduce operating costs. Dress Barn has a management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale system with price look-up capabilities for both inventory and sales transactions. Regional and District Sales Managers utilize a sophisticated laptop system that delivers up-to-date store-related and other information and automates many of their reporting functions.


     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. The Company analyzes historical hourly and projected sales trends to efficiently schedule store personnel, minimizing labor costs while allowing for a high level of customer service. The Company believes that investments in technology enhance operating efficiencies and position Dress Barn for future growth. The Company utilizes a DVDi Learning Management System (LMS), where customer service associates are able to take tests for consistency across all of its stores. The LMS system was part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.


Trademarks


     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise (Dress Barn(R) and Westport Ltd.(R)). During fiscal 2003, the Company filed applications to register a number of additional trademarks, the most significant being dressbarn(R) and its new logo. The Company believes its Dress Barn(R) and dressbarn(R) trademarks are materially important to its business. The Company operates a small number of outlet stores under the names Westport Ltd.(R) and SBX.

Employees


     As of July 26, 2003, the Company had approximately 9,100 employees of whom approximately 5,500 worked part time. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


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


     The Company competes primarily with department stores, specialty stores, discount stores, mass merchandisers and off-price retailers, many of which have substantially greater financial, marketing and other resources than the Company. Many department stores offer a broader selection of merchandise than the Company. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which the Company has a significant market presence. The Company's sales and results of operations may also be affected by closeouts and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future, which could have an adverse effect on its financial results.

     The Company's success is largely dependent on the efforts and abilities of its senior management team. During fiscal 2002, the Company promoted a key member of its management team, David Jaffe to President and Chief Executive Officer from Chief Operating Officer. During fiscal 2002 the Company promoted Keith Fulsher to Senior Vice President and General Merchandising Manager. In addition, during fiscal 2003 the Company hired Vivian Behrens as Senior Vice President, Marketing. The Company's results of operations may be impacted by the effect, if any, of these changes on its day-to-day operations, merchandising and store activities, marketing efforts, growth plans and ability to continue servicing its existing customer base.


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


     The expansion of the Dress Barn(R) brand to the virtually all of the Company's merchandise offerings and the expanded marketing campaign to promote the Company's brand and image may not generate positive reaction from its customers and may not increase sales. Failure of the Company to maintain its existing customer base or the failure to attract new customers may negatively impact sales and profits.


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


ITEM 2.  PROPERTIES


     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 26, 2003, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                         Leases        Number with          Number Without
Fiscal Years            Expiring      Renewal Options       Renewal Options

2003                      137                81                  56
2004                      138               107                  31
2005                      115               104                  11
2006-2008                 235               208                  27
2009 and thereafter       157               143                  14
                          ---               ---                 ---

Total                     772               643                 139
                          ---               ---                 ---


     New store leases generally provide for a base rent of between $15 and $25 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 26, 2003, and excluding locations acquired after July 26, 2003, for fiscal 2004 are approximately $87.4 million. In addition, the Company is also responsible under its store leases for it's pro rata share of maintenance expenses and common charges in strip and outlet centers.


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

     The Company leases its 510,000 square foot office and distribution center in Suffern, New York from Dunnigan Realty, LLC, a wholly-owned subsidiary which was formed solely to purchase, own and operate the entire Suffern Facility including the portion occupied by the Company. The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012. The Company's lease with Dunnigan Realty, LLC expires in 2023, which coincides with the term of the underlying mortgage that Dunnigan Realty, LLC utilized to finance the purchase of the Suffern facility. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility. Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, net of closing costs, are due monthly through July 2023. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as "other income" on the Company's Consolidated Statements of Earnings. All intercompany transactions are eliminated. The Company leases from Dunnigan Realty, LLC 510,000 square feet, with 100,000 square feet of office space and the remainder used for merchandise distribution. Management believes the portion of the Suffern facility that it currently leases is sufficient to meet its current needs and current expansion plans for its stores. In addition, the Suffern facility includes 16 acres of undeveloped land that is pre-approved for a 200,000 square foot warehouse facility.


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

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The court, on July 7, 2003, entered a judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company continues to strongly believe there is no merit in the jury verdict and both sides have appealed.

     On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California for the past four years. The complaint alleges that Dress Barn improperly classified these employees as "salaried exempt." Plaintiff's argument is that if the employee spent 50% or more of their time doing work similar to that done by hourly associates, they should be entitled to overtime, etc. The Company does not expect the outcome to have a material adverse effect on the Company.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.



    ITEM 4A.  Executive Officers of the Registrant


     The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:


Name                          Age           Positions

Elliot S. Jaffe                77           Chairman of the Board,
                                            Co-Founder and Director

David R. Jaffe                 44           President,
                                            Chief Executive Officer and Director

Vivian Behrens                 50           Senior Vice President
                                            Marketing

Armand Correia                 57           Senior Vice President and Chief
                                            Financial Officer

Keith Fulsher                  49           Senior Vice President
                                            And General Merchandise Manager

Eric Hawn                      53           Senior Vice President
                                            Store Operations

Elise Jaffe                    48           Senior Vice President
                                            Real Estate

     Mr. Elliot S. Jaffe was Chief Executive Officer of the Company from 1966 until February 2002.

     Mr. David R. Jaffe became President and Chief Executive Officer in February 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since September 2001. He had been Vice Chairman since February 2001. He joined the Company in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe, Secretary, Treasurer and Director of the Company.

     Ms. Behrens started with the Company in September 2002 as Senior Vice President, Marketing. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc.
Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was formerly a member of the Company's Board of Directors from 2001 to 2002.

     Mr. Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Fulsher became Senior Vice President and General Merchandise Manager of the Company in February 2002. Previously, Mr. Fulsher had been with the Company for eight years, most recently as Merchandise Manager, Sportswear. Previously he was at Macy's for 18 years, leaving as Group Vice-President of Better Sportswear.

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


Code of Ethics


     The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company's website, www.dressbarn.com (under the "Governance" caption) and is included as Exhibit 14 to the Form 10-K. The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company's principal executives offices.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Prices of Common Stock

     The Common Stock of The Dress Barn, Inc. is traded  over-the-counter on the
NASDAQ National Market System under the symbol DBRN.

     The Company's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend on the Company's issued and outstanding common stock in May 2002. The stock split was distributed on May 31, 2002 to shareholders of record on May 17, 2002. All historic share and per share information contained in this report have been adjusted to reflect the impact of the stock split.

     The table below sets forth the high and low bid prices as reported by NASDAQ for the last eight fiscal quarters. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                       Fiscal 2003                        Fiscal 2002
                                                       Bid Prices                          Bid Prices
                                                   High           Low                  High          Low
Fiscal Period
         First Quarter                              $15.90        $11.06                $12.20        $9.64
         Second Quarter                             $16.19        $13.09                $13.94       $10.83
         Third Quarter                              $15.00        $12.43                $15.62       $12.55
         Fourth Quarter                             $15.23        $12.20                $17.50       $12.14


Number of Record Holders

     The number of record holders of the Company's common stock as of October 1, 2003 was approximately 2,000.

Dividend Policy

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes our equity compensation plans as of July 26, 2003.

                                                                                                             Number of securities
                                                                                                              remaining available
                                                                                                              for future issuance
                                                                                                                 under equity
                                                                     Number of securities  Weighted average   compensation plans
                                                                       to be issued upon    exercise price        (excluding
                                                                          exercise of       of outstanding   securities reflected
                           Plan Category                              outstanding options       options         in column (a))
-----------------------------------------------------------------------------------------------------------------------------------

(a) (b) (c)
Equity compensation plans approved by security holders                       2,950,495            $9.80              3,920,233
Equity compensation plans not approved by security holders                         ---              ---                    ---

                                                                     ..........................................................
Total                                                                        2,950,495            $9.80              3,920,233
                                                                     ==========================================================

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share
information
                                                                                 Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                        July 26,        July 27,         July 28,         July 29,         July 31,
                                                            2003            2002             2001             2000             1999
                                                ------------------------------------------------------------------------------------
     Net sales                                         $ 707,121        $717,136         $695,008         $656,174         $615,975
     Cost of sales, including
       occupancy and buying costs                        453,178         453,428          443,426          419,479          398,282
                                                ------------------------------------------------------------------------------------

     Gross profit                                        253,943         263,708          251,582          236,695          217,693

     Selling, general and
       administrative expenses                           192,466         186,375          180,991          165,336          150,897
     Depreciation & amortization                          20,856          23,508           23,916           21,164           23,104
     Litigation charge                                    32,000              --               --               --               --
                                                ------------------------------------------------------------------------------------

     Operating income                                      8,621          53,825           46,675           50,195           43,692

     Interest income- net
                                                           3,168           5,458            8,949            7,667            8,787
     Other income
                                                             779              --               --               --               --
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                    12,568          59,283           55,624           57,862           52,479

     Income taxes                                          4,524          21,342           20,303           21,120           19,155
                                                ------------------------------------------------------------------------------------

        Net earnings                                    $  8,044         $37,941          $35,321          $36,742          $33,324
                                                ====================================================================================

  Earnings per share - basic (1)                          $  .26          $ 1.04            $ .97            $ .97            $ .78
                                                ====================================================================================
  Earnings per share - diluted (1)                        $  .25          $ 1.01            $ .94            $ .95            $ .77
                                                ====================================================================================

Balance sheet data:
     Working capital                                    $107,859        $230,959         $197,258         $159,105         $159,089
     Total assets                                       $422,963        $462,997         $411,560         $374,236         $363,579
     Long-term debt                                      $33,021              --               --               --               --
     Shareholders' equity                               $226,893        $334,253         $296,597         $259,561         $253,600

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                          64.1%           63.2%            63.8%            63.9%            64.7%
     Gross profit                                          35.9%           36.8%            36.2%            36.1%            35.3%
     Selling, general and
       administrative expenses                             27.2%           26.0%            26.0%            25.2%            24.5%
     Litigation charge                                      4.5%              --               --               --               --
     Operating income                                       1.2%            7.5%             6.7%             7.6%             7.1%
     Net earnings                                           1.1%            5.3%             5.1%             5.6%             5.4%

(1) All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, distributed May 31, 2002.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


     This  Management's  Discussion  and  Analysis of  Financial  Condition  and
Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "fiscal 2003," "fiscal 2002," and "fiscal 2001" refer to our fiscal years ended July 26, 2003, July 27, 2002, and July 28, 2001, respectively. Fiscal 2003, fiscal 2002 and fiscal 2001 all consisted of 52 weeks. The term "fiscal 2004" refers to our fiscal year that will end on July 31, 2004.


Forward-Looking Statements

     Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence, including consumers' reaction to global political instability; competitive factors and pricing pressures, including the promotional activities of department stores, mass merchandisers and other specialty chains; changes in levels of store traffic or consumer apparel buying patterns; import risks, including potential disruptions, an increase in the rate of import duties or export quotas and increased U.S. Customs regulation of importing activities, effectiveness of the Company's brand awareness and marketing programs, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.


Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, investments, long-lived assets, income taxes, claims and contingencies and litigation. The
Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company's financial statements.

Revenue Recognition
     While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits are recorded as a liability until they are redeemed.

Merchandise Inventories
     The Company's inventory is valued using the retail method of accounting and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in January and July to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. The Company continuously reviews its inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company's gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company's results of operations.

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

Claims and Contingencies
     The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. The Company accrues its estimate of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Although the Company is generally conservative in the estimation of its claims and contingencies and believes its accruals for claims and contingencies are adequate, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Litigation
     The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. On July 7, 2003, after an unforeseen jury verdict, a trial court entered a final judgment of approximately $32 million in compensatory damages and expenses against the Company in a previously disclosed lawsuit brought by Alan M. Glazer and related parties. As a result, the Company recorded a litigation charge of $32 million for the judgment, even though the Company continues to strongly believe there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the entire judgment or a portion thereof is modified, the Company will adjust its litigation accrual accordingly (see note 5 of the Notes to the Consolidated Financial Statements for additional information).

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


Results of Operations

     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                                              Fiscal Year Ended
                                                                                  July 26,          July 27,           July 28,
                                                                                     2003              2002               2001
                                                                                 ---------         ---------           --------

Net sales                                                                           100.0%            100.0%             100.0%
Cost of sales, including
  occupancy and buying costs                                                         64.1%             63.8%              63.9%
Selling, general and
  administrative expenses                                                            27.2%             26.0%              25.2%
Depreciation and amortization                                                         2.9%              3.5%               3.2%
Litigation charge                                                                     4.5%                --                 --
Interest income - net                                                                 0.4%              1.3%               1.2%
Earnings before income taxes                                                          1.7%              8.0%               8.8%
Net earnings                                                                          1.0%              5.1%               5.6%


Fiscal 2003 Compared to Fiscal 2002

     Net sales decreased by 1.4% to $707.1 million for fiscal 2003, from $717.1 million for fiscal 2002. The sales decrease from fiscal 2003 was due to a 4.6% decrease in same store sales, offset by approximately 4% increase in total selling square footage. The increase in store square footage was due to the opening of 46 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 28 under-performing stores. The number of stores in operation increased to 772 stores as of July 26, 2003, from 754 stores in operation as of July 27, 2002. The Company believes the sales decrease was the result of less customer traffic to its stores resulting in fewer customer transactions. The Company believes the war, the economy, unemployment, as well as unseasonable weather all affected its customer traffic.

     The Company's real estate strategy for fiscal 2004 is to continue opening primarily Combo Stores and converting its existing single-format stores into Combo Stores, while closing its under-performing locations. Store expansion will focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets.

     The Company suspended all mailing of catalogs and e-commerce sales in November 2001. The Company retested e-commerce and telephone sales in fiscal 2003 with little success. The Company discontinued all e-commerce operations, choosing to utilize its internet site to reinforce store promotions and provide store and product information, helping to drive store traffic and communicate with its retail customers. The financial impact of the e-commerce operation was minimal in fiscal 2003. Fiscal 2002 earnings per share-diluted were reduced by approximately $0.11 due to the operating costs of the catalog and e-commerce operations.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased by 3.7% to $253.9 million, or 35.9% of net sales, in fiscal 2003 from $263.7 million, or 36.8% of net sales, in fiscal 2002. The decrease in gross profit as a percentage of sales was primarily due to negative leverage on buying and occupancy costs from decreased same store sales. In addition, fiscal 2003 markdowns were higher as a percentage of sales due to lower than expected sales volumes requiring increased promotional activities to maintain inventory levels in line with sales trends. These additional markdowns were slightly offset by higher initial margins due to continued sourcing improvements and efficiencies. Inventory levels as of the end of fiscal 2003 were more current and lower per store than the prior year.

     Selling, general and administrative ("SG&A") expenses increased by 3.3% to $192.5 million, or 27.2% of net sales, in fiscal 2003 from $186.4 million, 26.0% of sales, in fiscal 2002. The increase in SG&A as a percentage of net sales for fiscal 2003 was primarily due to negative same store sales leverage on SG&A expenses. SG&A expenses increased primarily due to increased store operating costs, primarily selling, benefits, maintenance and repair and insurance costs resulting from the increase in the Company's store base. In addition, the colder than normal winter in most parts of the country put added pressure on utility costs in the second and third quarters. The Company continues to focus on controlling its costs and enhancing productivity.

     Depreciation expense decreased by 11.1% to $20.9 million in fiscal 2003, versus $23.5 million in fiscal 2002. Fiscal 2003 was favorably impacted by the fiscal 2002 fourth quarter writedown of obsolete software and equipment. This offset the increase in depreciation from the acquisition by Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, of a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Fiscal 2003 also benefited from less store construction costs than the prior year as the Company opened 50 stores in fiscal 2003 versus 74 stores opened during the prior year.

     The litigation charge of $32 million is the result of court judgment against the Company relating to a previously disclosed lawsuit arising from an unsuccessful acquisition. On July 7, 2003, after a jury trial the trial court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company believes there is no merit in the jury verdict. If upon appeal the judgment is subsequently modified, the Company will adjust its litigation accrual accordingly (see note 5 of the Notes to the Consolidated Financial Statements).

     Interest income - net decreased by 42.0% to $3.2 million for fiscal 2003 from $5.5 million for fiscal 2002. This decrease was due to lower investment rates versus last year coupled with less cash available for investments. During fiscal 2003, the Company used approximately $120.8 million for the Dutch Auction Tender Offer completed at the end of October 2002 (the "Tender Offer"), in which the Company repurchased 8 million of its common shares. The Company used approximately $45 million to acquire the Suffern facility in January 2003.

     Other income for fiscal 2003 was approximately $0.8 million. Other income represents rental income by Dunnigan Realty, LLC from the unaffiliated tenants of the Suffern facility.

     Net earnings for fiscal 2003 decreased 78.8% to $8.0 million versus $37.9 million in fiscal 2002. Diluted earnings per share also decreased 75.1% to $0.25 per share versus $1.01 in fiscal 2002. Excluding the litigation charge of $32 million, net earnings would have been $28.5 million, a decrease of 24.8% from $37.9 million. Operating income would have been $40.6 million, compared to $53.8 million last year. Diluted earnings per share would have been $0.89, a decrease of 11.9% from earnings of $1.01 last year.

Fiscal 2002 Compared to Fiscal 2001

     Net sales increased by 3.2% to $717.1 million for the 52 weeks ended July 27, 2002 ("fiscal 2002"), from $695.0 million for the 52 weeks ended July 28, 2001 ("fiscal 2001"). The sales increase from fiscal 2001 was due to an approximately 6% increase in total selling square footage, offset in part by a 1.9% decrease in same store sales. The increase in store square footage was due to the opening of 66 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 32 under-performing stores. The number of stores in operation increased to 754 stores as of July 27, 2002, from 720 stores in operation as of July 28, 2001.

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

Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, and the continued expansion of its Combo Stores. In fiscal 2003, total capital expenditures were $63.3 million. Excluding the $45.3 million for the acquisition of the Suffern facility, capital expenditures were $18.0 million, $28.3 million and $25.8 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, net of landlord construction allowances. The sharp reduction in fiscal 2003 capital expenditures was due to fewer store openings, higher construction allowances per store and the investment in new store technology and back office operating systems in fiscal 2002. The Company also repurchased 8,000,000 outstanding shares of its stock in the Tender Offer for a total cost of $120.8 million during fiscal 2003. The Company repurchased in the open market 757,600 outstanding shares of its stock for a total cost of $9.0 million during fiscal 2002 and 620,000 outstanding shares for $7.4 million during fiscal 2001. Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2003 decreased to $56.8 million as compared to $72.4 million in fiscal 2002 and $57.9 million in fiscal 2001. The decrease in fiscal 2003 was primarily due to lower net earnings, while the increase in fiscal 2002 versus fiscal 2001 was primarily due to the timing of its income tax payments and the estimated realization of a portion of its deferred tax asset during fiscal 2002.

     In January 2003, Dunnigan Realty, LLC, a wholly-owned consolidated subsidiary of the Company, purchased the Suffern facility, of which the major portion is the Company's corporate offices and distribution center for approximately $45.3 million utilizing the Company's internally generated funds. In July 2003, Dunnigan Realty, LLC borrowed $34,000,000 under a favorable fixed rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. These rental payments are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures.

     At July 26, 2003, the Company had $113.9 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was approximately $107.9 million at July 26, 2003. In addition, the Company had available $75 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 26, 2003. However, potential borrowings were limited by approximately $41.0 million of outstanding letters of credit primarily to vendors for import merchandise purchases. The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, other than operating leases entered into in the normal course of business and letters of credit. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

     In fiscal 2004, the Company plans to open approximately 60 additional stores and continue its store-remodeling program. Total fiscal 2004 capital expenditures, which are primarily attributable to the Company's store expansion, renovation and refurbishment programs, and the replacement of its POS registers and systems, are expected to be approximately $27 million net of landlord construction allowances. The Company intends to focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and any other operating requirements.

Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2004. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. The majority of the Company's money market funds at July 26, 2003 were maintained with one financial institution.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.


ITEM 14.    CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 16.  (a) (1)  FINANCIAL STATEMENTS                             PAGE NUMBER
---------------------------------------                             -----------

    Independent Auditors' Report                                         F-1
    Consolidated Balance Sheets                                          F-2
    Consolidated Statements of Earnings                                  F-3
    Consolidated Statements of Shareholders' Equity                      F-4
    Consolidated Statements of Cash Flows                                F-5
    Notes to Consolidated Financial Statements                       F-6 to F-18

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


ITEM 16.  (a) (3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(mm), 10(xx), 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                 Incorporated By
                                                                 Reference From

3(c)  Amended and Restated Certificate of Incorporation                      (1)

3(e)  Amended and Restated By-Laws                                          (13)

3(f)  Amendments to Amended and Restated  Certificate of Incorporation       (5)

4.    Specimen Common Stock Certificate                                      (1)

10    Purchase and Sale Agreement- 30 Dunnigan Drive, Suffern NY            (17)

10(a) 1993 Incentive Stock Option Plan                                      (10)

10(b) Employment Agreement With Burt Steinberg                              (14)

10(f) Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                            (6)

10(g) Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                            (6)

                                                                 Incorporated By
                                                                  Reference From

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
                  10(l)   Danbury, CT store                                  (1)
                  10(hh) Norwalk, CT  Dress Barn/Dress Barn Woman store      (8)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan  (5)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia    (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe      (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg    (7)

10(mm) Lease between Dress Barn and Dunnigan Realty, LLC for Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan               (11)

10(oo)            Split Dollar Agreement between Dress Barn and             (12)
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and             (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and             (12)
                  Jaffe 1996 Insurance Trust

10(ss)            The Dress Barn, Inc. 2001 Stock Option Plan               (14)

10(tt)            Employment Agreement with Elliot S. Jaffe                 (15)

10(uu)            Employment Agreement with David R. Jaffe                  (15)

10(ww)            Employment Agreement with Vivian Behrens                  (16)

10(xx)            Mortgage Agreement- Dunnigan Realty, LLC

14.               Code of Ethics for the Chief Executive Officer and Senior
                  Financial Officers

21.               Subsidiaries of the Registrant

23.               Independent Auditors' Consent

31.1              Section 302 Certification of President and
                      Chief Executive Officer

31.2              Section 302 Certification of Chief Financial Officer

32.1              Section 906 Certification of President and
                      Chief Executive Officer

32.2              Section 906 Certification of Chief Financial Officer

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

(11) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.

(12) The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

(13) The Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

(14) The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

(15) The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.

(16) The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.

(17) The Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2003.



ITEM 16.  (b)  REPORT ON FORM 8-K

                  The Company filed two reports on Form 8-K during the quarter ended July 26, 2003.


Date Filed              Description

May 21, 2003    Press  Release,  issued May 21, 2003- The Dress Barn,  Inc.
                Reports Third Quarter  Fiscal 2003 Results

July 8, 2003    Press Release, issued July 8, 2003 - "Judge Denies Punitive
                Damages in Dress Barn Lawsuit"





ITEM 16.  (c)  EXHIBITS


     All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 10(mm), 10(xx), 21, 23, 31.1, 31.2, 32.1 and 32.2 which are filed as part of this Report.

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

Signature                   Title                                          Date

/s/ ELLIOT S. JAFFE                                                     10/17/03
--------------------
Elliot S. Jaffe         Chairman of the Board

/s/ ROSLYN S. JAFFE                                                     10/17/03
---------------------
Roslyn S. Jaffe         Director and Secretary and Treasurer

/s/ DAVID R. JAFFE                                                      10/17/03
---------------------
David R. Jaffe          Director, President
                           and Chief Executive Officer
                          (Principal Executive Officer)

/s/ BURT STEINBERG                                                      10/17/03
---------------------
Burt Steinberg          Director and Executive Director

/s/ KLAUS EPPLER                                                        10/17/03
-----------------------
Klaus Eppler            Director

/s/ DONALD JONAS                                                        10/17/03
----------------
Donald Jonas            Director

/s/ EDWARD D. SOLOMON                                                   10/17/03
---------------------
Edward D. Solomon       Director

JOHN USDAN                                                              10/17/03
-----------
John Usdan              Director

/s/ ARMAND CORREIA                                                      10/17/03
---------------------
Armand Correia          Chief Financial Officer (Principal
                           Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 26, 2003 and July 27, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended July 26, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 26, 2003 and July 27, 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended July 26, 2003 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
New York, New York
October 10, 2003

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                      July 26,                 July 27,
                                                                                          2003                     2002
                                                                         ----------------------        -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $37,551                  $83,690
     Marketable securities and investments (see note 2)                                113,897                  159,049
     Merchandise inventories                                                           110,348                  113,371
     Prepaid expenses and other                                                          9,112                    3,593
                                                                         ----------------------        -----------------
        Total Current Assets                                                           270,908                  359,703
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                       --
     Leasehold improvements                                                             61,014                   61,414
     Fixtures and equipment                                                            163,407                  154,139
     Computer software                                                                  19,369                   17,344
     Automotive equipment                                                                  756                      554
                                                                         ----------------------        -----------------
                                                                                       289,937                  233,451
     Less accumulated depreciation
       and amortization                                                                154,033                  140,025
                                                                         ----------------------        -----------------
                                                                                       135,904                   93,426
                                                                         ----------------------        -----------------
Deferred Income Taxes (See note 7)                                                      11,255                    5,869
                                                                        ----------------------        -----------------
Other Assets                                                                             4,896                    3,999
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $422,963                 $462,997
                                                                         ======================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $ 65,090                  $64,034
     Accrued salaries, wages and related expenses                                       18,882                   18,089
     Litigation accrual (see note 5)                                                    35,592                    4,048
     Other accrued expenses                                                             28,134                   27,268
     Customer credits                                                                    7,284                    6,650
     Income taxes payable                                                                7,088                    8,655
     Current portion of long-term debt                                                     979                       --
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      163,049                  128,744
                                                                         ----------------------        -----------------
Long-Term Debt (See note 3)                                                             33,021                       --
                                                                         ----------------------        -----------------
Commitments and Contingencies (See note 8)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
      Issued and outstanding- 29,169,559 and
             36,507,919 shares, respectively                                             1,458                    1,825
     Additional paid-in capital                                                         58,200                   52,209
     Retained earnings                                                                 167,297                  279,672
     Accumulated other comprehensive (loss) income                                        (62)                      547
                                                                         ----------------------        -----------------
                                                                                       226,893                  334,253
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $422,963                 $462,997
                                                                         ======================        =================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 26,            July 27,            July 28,
                                                                              2003                2002                2001
                                                               ------------------------------------------------------------


     Net sales                                                            $707,121            $717,136            $695,008
     Cost of sales, including
       occupancy and buying costs                                          453,178             453,428             443,426
                                                               ------------------------------------------------------------

     Gross profit                                                          253,943             263,708             251,582

     Selling, general and
       administrative expenses                                             192,466             186,375             180,991
     Depreciation and amortization                                          20,856              23,508              23,916
     Litigation charge (see note 5)                                         32,000                  --                  --
                                                               ------------------------------------------------------------

     Operating income                                                        8,621              53,825              46,675

     Interest income- net                                                    3,168               5,458               8,949
     Other income                                                              779                  --                  --
                                                               ------------------------------------------------------------

     Earnings before provision for
          income taxes                                                      12,568              59,283              55,624

     Provision for income taxes                                              4,524              21,342              20,303
                                                               ------------------------------------------------------------

     Net earnings                                                           $8,044             $37,941             $35,321
                                                               ============================================================

     Earnings per share:
            Basic                                                            $0.26              $ 1.04              $ 0.97
                                                               ============================================================
            Diluted                                                          $0.25              $ 1.01              $ 0.94
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           31,219              36,495              36,481
                                                               ============================================================

            Diluted                                                         31,942              37,516              37,494
                                                               ============================================================


See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Amounts and shares in thousands.                                                                        Accumulated
                                                                 Additional                               Other            Total
                                           Common Stock           Paid-In        Retained   Treasury    Comprehensive  Shareholders'
                                      --------------------------
                                        Shares       Amount       Capital        Earnings     Stock      Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 29, 2000                   35,972      $2,510        $35,828       $329,170    $(107,162)      $(785)         $259,561
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                    35,321                                     35,321
   Unrealized holding gain on marketable securities                                                            846               846
                                                                                                                     ---------------
    Total comprehensive income                                                                                                36,167
                                                                                                                     ---------------
Deferred compensation                        16                        183                                                       183
Tax benefit from exercise of stock options                           1,668                                                     1,668
Employee Stock Purchase Plan activity        10                        102                                                       102
Shares issued pursuant to
       exercise of stock options          1,096          56          6,275                                                     6,331
Purchase of treasury stock                 (620)                                                 (7,415)                     (7,415)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 28, 2001                   36,474       2,566         44,056        364,491      (114,577)         61          296,597
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                    37,941                                     37,941
   Unrealized holding gain on marketable securities                                                             486              486
                                                                                                                      --------------
    Total comprehensive income                                                                                                38,427
                                                                                                                      --------------
Deferred compensation                                                  291                                                       291
Tax benefit from exercise of stock options                           2,953                                                     2,953
Employee Stock Purchase Plan activity         9           1             90                                                        91
Shares issued pursuant to
       exercise of stock options            783          39          4,819                                                     4,858
Purchase of treasury stock                 (758)                                                 (8,964)                     (8,964)
Retirement of treasury stock                           (781)                     (122,760)      123,541                            0
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 27, 2002                   36,508       1,825         52,209        279,672             0         547          334,253
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                     8,044                                      8,044
   Unrealized holding loss on marketable securities                                                            (609)           (609)
                                                                                                                       -------------
    Total comprehensive income                                                                                                 7,435
                                                                                                                       -------------
Deferred compensation                        20           1            264                                                       265
Tax benefit from exercise of stock options                           1,381                                                     1,381
Employee Stock Purchase Plan activity         7                         87                                                        87
Shares issued pursuant to
     exercise of stock options              635          32          4,259                                                     4,291
Purchase of treasury stock-Tender Offer  (8,000)                                                (120,819)                  (120,819)
Retirement of treasury stock                           (400)                     (120,419)       120,819                          0
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 26, 2003                   29,170      $1,458        $58,200       $167,297            $0        ($62)        $226,893
====================================================================================================================================

See note to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands                                                                              Fiscal Year Ended
                                                                               -----------------------------------------------------
                                                                                           July 26,         July 27,        July 28,
                                                                                               2003             2002            2001
                                                                               -----------------------------------------------------
Operating Activities:
Net earnings                                                                                 $8,044          $37,941         $35,321
                                                                               -----------------------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and
          equipment                                                                          19,317           21,827          22,309
      Loss on disposal of closed store assets                                                 1,539            1,681           1,607
      Deferred income tax (benefit) expense                                                  (5,386)           1,409           2,586
      Deferred compensation                                                                     265              291             183
      Changes in assets and liabilities:
         Decrease (increase) in merchandise inventories                                       3,023           (8,884)          7,414
        (Increase) decrease in prepaid expenses and other                                    (3,789)           1,910              58
        (Increase) decrease in other assets                                                    (897)            (536)            372
        (Decrease) increase in accounts payable- trade                                        1,056            4,484        (12,335)
         Increase (decrease) in accrued salaries and wages                                      793              870           (753)
         Increase (decrease) in litigation accrual                                           31,544            1,600         (1,065)
         Increase (decrease) in accrued expenses                                                866           (1,480)          3,804
         Increase in customer credits                                                           634              839             556
        (Decrease) increase in income taxes payable                                            (187)          10,421         (2,152)
                                                                               -----------------------------------------------------
       Total adjustments                                                                     48,778           34,432          22,584
                                                                               -----------------------------------------------------

        Net cash provided by operating activities                                            56,822           72,373          57,905
                                                                               -----------------------------------------------------

Investing Activities:
    Purchases of property and equipment                                                     (63,334)         (28,335)       (25,758)
    Sales and maturities of marketable securities and investments                           138,346          109,142         119,697
    Purchases of marketable securities and investments                                      (93,803)         (94,278)      (141,139)
                                                                               -----------------------------------------------------
       Net cash used in investing activities                                                (18,791)         (13,472)       (47,199)
                                                                               -----------------------------------------------------

Financing Activities:
    Proceeds from long-term debt, net of debt issuance costs                                 32,270               --              --
    Purchase of treasury stock                                                             (120,818)          (8,964)        (7,415)
    Proceeds from Employee Stock Purchase Plan                                                   87               91             102
    Proceeds from stock options exercised                                                     4,291            4,858           6,331
                                                                               -----------------------------------------------------
      Net cash used in financing activities                                                 (84,170)          (4,015)          (982)
                                                                               -----------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (46,139)          54,886           9,724
Cash and cash equivalents- beginning of year                                                 83,690           28,804          19,080
                                                                               -----------------------------------------------------
Cash and cash equivalents- end of year                                                      $37,551          $83,690         $28,804
                                                                               =====================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                              $10,206           $9,511         $20,005
                                                                               =====================================================
    Cash paid for interest                                                                      $35              ---             ---
                                                                               =====================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 26, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. All fiscal years presented consist of 52 weeks. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 2003's presentation.

         Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and it's wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel. The Company is a specialty retailer of women's apparel (in both regular and large sizes), including shoes and accessories. Given the similarities of the economic characteristics and how the Company manages its different store formats, the operations of the Company are aggregated into one reportable segment.

     Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, was formed in fiscal 2003 to purchase, own and operate a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the unaffiliated tenants is shown as "other income" on the Company's Consolidated Statements of Earnings. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

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

         Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers its highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company's money market funds at July 26, 2003 were maintained with one financial institution.

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

         Property and equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

    Building                               25 years
    Leasehold improvements                 10 years or term of lease, if shorter
    Fixtures and equipment                 10 years
    Software                               5-7 years
    Automotive equipment                   5 years

      Valuation of long-lived assets

     The Company periodically reviews its long-lived assets for potential impairment, where events or changes in circumstances indicate that their carrying amount may not be recoverable. In that event, a loss is recognized based on the amount the carrying amount exceeds the fair market value of the long-lived asset.

         Income taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not the realization of those deferred tax assets will not occur.

         Store preopening costs

     Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

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

         Advertising costs

     Advertising costs are included in selling, general and administrative expenses and are expensed in the period in which they are incurred. Advertising expenses were $10.1 million, $10.0 million and $8.6 for fiscal 2003, 2002 and 2001, respectively.

         Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 became effective for the Company at the beginning of fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No.
30. The adoption of SFAS No. 144 did not have any impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. The Company will adopt this pronouncement for any restructurings in the future.

     On November 25, 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies", SFAS No. 57, "Related Party Disclosures", and SFAS No. 107 "Disclosures about Fair Value of Financial Instruments". The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company has no guarantees with any of its subsidiaries or other third parties; therefore, adoption of this Interpretation will have no impact on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements". This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. The Company has no variable interest entities; therefore, the implementation of this interpretation will not impact the Company's financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 for both interim and annual financial statements. The disclosure provisions of SFAS 148 are effective for annual reports for fiscal years ending after December 15, 2002, and for interim financials for periods beginning after December 15, 2002. The Company adopted the interim reporting provisions of SFAS 148 for its third quarter ended April 26, 2003 and the annual reporting provisions for fiscal 2003.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's financial statements.

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

         Stock based compensation

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted" as if the compensation expense was recorded in the financial statements.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share for fiscal 2003, fiscal 2002 and fiscal 2001 would have been reduced to the pro forma amounts indicated below:


                                              Fiscal Year Ended
                                            -----------------------
                                 July 26,           July 27,            July 28,
                                     2003               2002                2001
                                ---------          ---------           ---------
Net earnings (in 000's):
         As reported              $8,044             $37,941             $35,321
         Pro forma                $6,105             $36,512             $33,959

Earnings per share - basic:
         As reported               $0.26               $1.04               $0.97
         Pro forma                 $0.20               $1.00               $0.93

Earnings per share - diluted:
         As reported               $0.25               $1.01               $0.94
         Pro forma                 $0.19               $0.97               $0.91

     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   Fiscal Year Ended
                                                 -----------------------
                                           July 26,      July 27,       July 28,
                                               2003          2002           2001
                                          ---------     ---------      ---------

Weighted average risk-free interest rate      3.1%           4.0%           5.4%
Weighted average expected life (years)        5.0            5.0            5.0
Expected volatility of the market price
   of the Company's common stock             43.9%          43.9%          44.8%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

2.       MARKETABLE SECURITIES AND INVESTMENTS

     The amortized cost and estimated fair value of marketable securities and investments consisted of the following:

                                                                     July 26, 2003                    July 27, 2002
                                                                     -------------                    -------------
(In 000's)                                              Estimated                          Estimated
                                                      Fair Value            Cost         Fair Value           Cost
Money Market Funds                                       $ 10,301           $10,301         $ 15,712          $15,712
Short Term Investments                                     27,581            27,581           43,041           43,041
Tax Free Municipal Bonds                                   74,286            74,199          102,980          102,296
US Govt. Securities Fund                                    1,729             1,878            1,741            1,878
                                                        ---------         ---------        ---------        ---------
                                                        $113,897          $113,959         $163,474         $162,927
                                                        =========         =========        =========        =========


         The scheduled maturities of marketable securities and investments at July 26, 2003 are:

                                                                                           Estimated
Due In                     (in 000's)                                                    Fair Value                    Cost
------                                                                                   -----------                --------
One year or less                                                                             $73,110                $ 73,239
One year through five years                                                                   22,742                  22,722
Six years through ten years                                                                    2,531                   2,533
Over ten years                                                                                15,514                  15,465
                                                                                           ---------                --------
                                                                                            $113,897                $113,959
                                                                                           =========                ========

     Unrealized holding gains and (losses) at July 26, 2003 netted to an unrealized loss of approximately $62,000. Proceeds and gross realized (losses) gains from the sale of securities in fiscal 2003, 2002 and 2001 were $138.3 million and ($0.7) million, $108.8 million and $1.0 million and $119.7 million and $0.3 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.


3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                              July 26,         July 27,
(in 000's)                                                                                        2003             2002
                                                                                             ---------        ---------
Dunnigan Realty, LLC mortgage loan                                                            $ 34,000           $  ---
Less: current portion                                                                            (979)              ---
                                                                                             ---------        ---------

Total                                                                                          $33,021           $  ---
                                                                                              ========         ========

     The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Dunnigan Realty, LLC, a wholly owned subsidiary of the Company, receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. All intercompany transaction transactions are eliminated. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were capitalized and will be amortized over the life of the mortgage. Scheduled maturities of the mortgage in each of the next five fiscal years are as follows:
2004-$1.0   million;    2005-$1.0   million;    2006-$1.1   million;   2007-$1.1
million;2008-$1.2 million and 2009 and thereafter- $28.7 million. Interest expense relating to the mortgage for fiscal 2003 was approximately $164,000.

4.       EARNINGS PER SHARE

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options.

     A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                                                    Fiscal Year Ended
(In 000's)                                                                            July 26,          July 27,         July 28,
                                                                                         2003              2002             2001
                                                                                    ----------        ----------        ---------
Weighted average number of common shares outstanding - basic                            31,219            36,495           36,481

Net effect of dilutive stock options based on the treasury
     stock method using the average market price                                           723             1,021            1,013
                                                                                    ----------        ----------        ---------

Weighted average number of common shares outstanding - diluted                          31,942            37,516           37,494
                                                                                        ======           =======         ========


     Common stock equivalents of 170,000 and 150,000 for the fiscal years ended July 26, 2003 and July 27, 2002, respectively, were excluded because such common stock equivalents were anti-dilutive. All common stock equivalents were dilutive for the fiscal year ended July 28, 2001.


5.       LITIGATION

     The Company is involved in various routine legal proceedings incident to the ordinary course of business. On May 18, 2000, an action was filed against the Company seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations for an acquisition the Company never concluded. The case went to a jury trial in 2003, and a jury verdict of $30 million of compensatory damages was awarded. On July 7, 2003, the court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003's fourth quarter results for this judgment. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the judgment is subsequently reduced or reversed, the Company will adjust its litigation accrual accordingly. The Company has also accrued for other litigation currently outstanding, resulting in a total litigation accrual of approximately $35.6 million as of July 26, 2003.


6.       EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution retirement savings plan (401(k)) covering all eligible employees. The Company also sponsors an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2003, 2002 and 2001 the Company incurred expenses of $1,363,000, $1,156,000 and $1,619,000, respectively, relating to the contributions to and administration of the above plans. The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

7.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                                             Fiscal Year Ended
(In 000's)                                                     July 26,          July 27,         July 28,
                                                                  2003              2002             2001
                                                             ----------        ----------        ---------
Federal:
         Current                                                $7,772           $16,517          $16,210
         Deferred                                               (4,314)            1,090             (749)
                                                             ----------        ----------        ---------
                                                                 3,458            17,607           15,461
                                                             ----------        ----------        ---------
State:
         Current                                                 2,138             3,415            5,562
         Deferred                                               (1,072)              320             (720)
                                                             ----------        ----------        ---------
                                                                 1,066             3,735            4,842
                                                             ----------        ----------        ---------

Provision for income taxes                                      $4,524           $21,342          $20,303
                                                             ==========        ==========         ========


         Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                 July 26,         July 27,          July 28,
(in 000's)                                                                           2003             2002              2001
                                                                                ---------        ---------         ---------
Deferred tax assets:
   Inventory capitalization and inventory-related items                           $10,460           $1,927            $2,822
   Capital loss carryover                                                           2,847            2,759             2,622
   Employee benefits                                                                2,438            2,754             1,494
   Litigation accrual                                                              14,308              ---               ---
   Other items                                                                      2,973            4,739             8,382
                                                                                ---------        ---------         ---------
     Total deferred tax assets                                                     33,026           12,179            15,320
                                                                                ---------        ---------         ---------
Deferred tax liabilities:
   Depreciation                                                                    17,265            4,878             4,630
   Other items                                                                      1,659            1,432             3,412
                                                                                ---------        ---------         ---------
     Total deferred tax liabilities                                                18,924            6,310             8,042
                                                                                ---------        ---------         ---------
Valuation allowance:                                                               (2,847)             ---               ---
                                                                                ---------        ---------         ---------
Net deferred tax assets                                                           $11,255           $5,869            $7,278
                                                                                 ========          =======            ======

     The net deferred tax assets were comprised of approximately $2,240,000 in state deferred taxes and $9,015,000 in federal deferred taxes. In fiscal 2003, a valuation allowance of approximately $2,847,000 was been established relating to the capital loss carryforward, as the utilization of such amount is not assured. In addition, the Company successfully resolved several major audits during fiscal 2003, resulting in a credit to its fiscal 2003 tax provision for approximately $2,645,000.

     Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                                          Fiscal Year Ended
                                                                         ---------------------
                                                               July 26,          July 27,         July 28,
                                                                   2003              2002             2001
                                                             ----------        ----------        ---------
Statutory tax rate                                               35.0 %            35.0 %           35.0 %
State taxes - net of federal
  Benefit                                                         5.5 %             5.2 %            5.5 %
Valuation allowance - loss carryforward                          22.7 %               ---              ---
Provision adjustment- resolution of tax audits                  (22.5)%               ---              ---
Other - net, primarily tax-free interest                         (4.7)%            (4.2)%           (4.0)%
                                                                 ------            ------           ------

Effective tax rate                                               36.0 %            36.0 %            36.5%
                                                                 ======           =======            =====


8.       COMMITMENTS AND CONTINGENCIES


Lease commitments

     The Company leases all of its stores and its distribution center. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company leases its 510,000 square foot office and distribution center in Suffern, New York from Dunnigan Realty, LLC, a wholly-owned subsidiary which was formed solely to purchase, own and operate the entire facility (the "Suffern facility") including the portion occupied by the Company. The Company's lease with Dunnigan Realty, LLC expires in 2023, which coincides with the term of the underlying mortgage Dunnigan Realty, LLC utilized to finance the purchase of the Suffern facility (see Note 3 for additional information regarding the mortgage). Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as "other income" on the Company's Consolidated Statements of Earnings. All intercompany transactions are eliminated.

         A summary of occupancy costs follows:

                                                                           Fiscal Year Ended
                                                                        -----------------------
                                                               July 26,          July 27,         July 28,
(in 000's)                                                         2003              2002             2001
                                                             ----------        ----------        ---------

Base rentals                                                   $ 87,447           $85,593          $78,920
Percentage rentals                                                3,898             2,591            2,192
Other occupancy costs                                            29,069            25,349           23,114
                                                             ----------        ----------        ---------
                                                                120,414           113,533          104,226
                                                             ----------        ----------        ---------
Less: Rental income from third parties                             (779)              ---              ---
                                                             ----------        ----------        ---------
Total                                                          $119,635          $113,533         $104,226
                                                              =========         =========         ========

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 26, 2003, including rents payable to Dunnigan Realty, LLC for the Suffern facility (dollars in thousands):

             Fiscal Year                           Amount
            -------------                       -------------
                2004                              $ 90,029
                2005                                78,206
                2006                                64,140
                2007                                50,803
                2008                                35,632
         Subsequent years                          126,608
                                                 ---------

         Total future minimum rentals             $445,418
                                                  ========

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.


Leases with related parties

     The Company leases two stores from its Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 26, 2003, included in the above schedule, are approximately $247,000 annually and in the aggregate $1.3 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2003, 2002 and 2001 under these leases amounted to approximately $309,000, $288,000 and $346,000, respectively.


Lines of credit

     At July 26, 2003, the Company had unsecured lines of credit with two banks totaling $75 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 26, 2003. However, approximately $41 million of outstanding letters of credit reduced the credit lines available.


Contractual obligations and commercial commitments

     The estimated significant contractual cash obligations and other commercial commitments at July 26, 2003 are summarized in the following table:



                                         -----------------------------------------------------------------------------
                                                                     Payments Due by Period (000's)
                                         -----------------------------------------------------------------------------

Contractual                                                  Fiscal          Fiscal       Fiscal 2007-    Fiscal 2009
                                                                            2005-
Obligations                                       Totals      2004           2006           2008         And Beyond
----------------------------------------------------------------------------------------------------------------------
Operating lease obligations                     $445,418        $90,029       $142,346         $86,435       $126,608
Mortgage principal and interest                   55,351          2,768          5,535           5,535         41,513
                                         -----------------------------------------------------------------------------
                                                $500,769        $92,797       $147,881         $91,970       $168,121
                                         =============================================================================



                                         -----------------------------------------------------------------------------
                                                        Amount of Commitment Expiration Period (000's)
                                         -----------------------------------------------------------------------------
Other Commercial                                             Fiscal          Fiscal       Fiscal 2007-    Fiscal 2009
                                                                             2005-
Commitments                                       Totals      2004           2006           2008         And Beyond
----------------------------------------------------------------------------------------------------------------------
Trade letters of credit                          $37,082        $37,082            ---             ---            ---
Standby letters of credit                          3,905          3,905            ---             ---            ---
                                        -----------------------------------------------------------------------------
                                                 $40,987        $40,987           $---            $---           $---
                                         =============================================================================

     In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Substantially all of the Company's merchandise purchase commitments are cancelable up to 30 days prior to the vendor's scheduled shipment date.

Legal proceedings

     The Company is involved in various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all pending and threatened legal proceedings (except for the matter as discussed in Note 5) will, on the whole, not have a material adverse effect on its financial condition or results of operations.


9.       STOCK-BASED COMPENSATION PLANS


     At July 26, 2003, the Company had five stock-based compensation plans. The Company's 1993 Incentive Stock Option Plan provides for the grant of incentive stock options ("ISO's") to purchase up to 2,500,000 shares of the Company's common stock. As of July 26, 2003, there were 231,052 shares under the 1993 plan available for future grant. The Company's 1995 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 26, 2003, there were 257,514 shares under the 1995 plan available for future grant. The Company's 2001 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 26, 2003, there were 3,431,667 shares under the 1995 plan available for future grant.

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

     The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                               July 26, 2003                   July 27, 2002                   July 28, 2001
                                               -------------                   -------------                   -------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                                Options     Price              Options     Price               Options     Price
                                      ----------------------------------------------------------------------------------------------
Options outstanding - beginning of
year                                         2,734,352         $8.14        3,164,870          $7.26        3,641,286          $6.16
Granted                                        909,883         12.54          797,266          10.95          716,938          10.50
Cancelled                                      (59,200)         8.27         (444,580)         10.26          (95,848)          6.92
Exercised                                     (634,540)         6.76         (783,204)          6.21       (1,097,506)          5.77
                                     -----------------------------------------------------------------------------------------------

Outstanding end of year                      2,950,495         $9.80        2,734,352          $8.14        3,164,870          $7.26
                                     ===============================================================================================

Options exercisable
at year-end                                    528,208         $7.56          334,108          $4.09          469,044          $5.61
                                      ==============================================================================================


Weighted-average fair
value of options granted
during the year
                                                               $5.34                           $4.81                           $4.92
                                                        ==============                 ===============                 =============

     The following table summarizes information about stock options outstanding at July 26, 2003:


                                    Number                             Weighted Average       Number           Weighted
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as       Average
  Range of Exercise Prices         7/26/03          Remaining Life                          of 7/26/03      Exercise Price
----------------------------------------------------------------------------------------------------------------------------

 $2.50 - $4.65                     120,286            3.13 years            $2.89             120,286           $2.89
  5.25 -   7.03                    932,660            5.95 years            $6.87             189,908           $6.76
  7.81 -  10.84                    803,666            7.69 years            $10.06            166,654           $10.01
11.25 -  13.25                     430,550            8.89 years            $11.27            21,360            $11.31
13.51 -  15.11                     663,333            9.27 years            $13.88            30,000            $15.11
                              ----------------------------------------------------------------------------------------------

$2.50 - $15.11                    2,950,495           7.48 years            $9.80             528,208           $7.56
                              ==============================================================================================

10. QUARTERLY RESULTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)


                                                        Fiscal         Fourth          Third         Second           First
                                                          Year        Quarter        Quarter        Quarter         Quarter
Fiscal Year ended July 26, 2003
Net sales                                             $707,121       $188,131       $165,692       $167,372        $185,926
Gross profit,
  less occupancy
  and buying costs                                     253,943         72,278         55,338         60,107          66,220
Income tax  expense                                      4,524        (4,498)          1,468          2,627           4,927
(benefit)
Net earnings (loss)                                      8,044        (7,992)          2,609          4,668           8,759
Earnings (loss) per share (1)
       Basic                                             $0.26        ($0.27)          $0.09          $0.16           $0.24
       Diluted                                           $0.25        ($0.27)          $0.09          $0.15           $0.23


                                                        Fiscal         Fourth          Third         Second           First
                                                          Year        Quarter        Quarter        Quarter         Quarter
Fiscal Year ended July 27, 2002
Net sales                                             $717,136       $186,697       $177,119       $171,241        $182,079
Gross profit,
  less occupancy
  and buying costs                                     263,708         74,267         65,315         61,752          62,374
Income taxes                                            21,342          7,547          5,359          3,999           4,437
Net earnings                                            37,941         13,418          9,526          7,109           7,888
Earnings per share (1)
       Basic                                             $1.04          $0.37          $0.26          $0.19           $0.22
       Diluted                                           $1.01          $0.36          $0.25          $0.19           $0.21


 (1) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.