Form 10-Q
period 2003-10-25
DRESS BARN INC
filed 2003-12-09
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 25, 2003            Commission file number 0-11736


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

              .05 par value - 29,312,484 shares on December 8, 2003

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 25, 2003
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

                         Part I. FINANCIAL INFORMATION:

Item 1.             Financial Statements:

                          Condensed Consolidated Balance Sheets
                          October 25, 2003 (unaudited)
                          and July 26, 2003                                I-3

                          Condensed Consolidated Statements of Earnings (unaudited) for the Thirteen weeks ended
                          October 25, 2003 and October 26, 2002            I-4

                          Condensed Consolidated Statements of Cash Flows (unaudited) for the Thirteen weeks ended
                          October 25, 2003 and October 26, 2002            I-5

                          Notes to Unaudited Condensed Consolidated
                          Financial Statements (unaudited)      I-6 through I-10

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

Item 1.             Legal Proceedings                                      I-18

Item 4.             Submissions of Matters to a Vote
                           of Security Holders                             I-18

Item 6.             Exhibits and Reports on Form 8-K                       I-19

                    Signatures                                             I-19

Item 1 - FINANCIAL STATEMENTS


The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                   October 25,                 July 26,
                                                                                          2003                     2003
                                                                         ----------------------        -----------------
ASSETS
Current Assets:                                                                    (unaudited)
     Cash and cash equivalents                                                         $46,752                  $37,551
     Marketable securities and investments                                             133,996                  113,897
     Merchandise inventories                                                           113,587                  110,348
     Prepaid expenses and other                                                          6,501                    9,112
                                                                         ----------------------        -----------------
        Total Current Assets                                                           300,836                  270,908
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                   45,391
     Leasehold improvements                                                             63,220                   61,014
     Fixtures and equipment                                                            168,622                  163,407
     Computer software                                                                  19,959                   19,369
     Automotive equipment                                                                  773                      756
                                                                         ----------------------        -----------------
                                                                                       297,965                  289,937
     Less accumulated depreciation
       and amortization                                                                162,919                  154,033
                                                                         ----------------------        -----------------
                                                                                       135,046                  135,904
                                                                         ----------------------        -----------------
Deferred Income Taxes                                                                   10,355                   11,255
                                                                         ----------------------        -----------------
Other Assets                                                                             4,970                    4,896
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $451,207                 $422,963
                                                                         ======================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                          $78,143                 $ 65,090
     Accrued salaries, wages and related expenses                                       19,462                   18,882
     Litigation accrual (see note 8)                                                    36,099                   35,592
     Other accrued expenses                                                             33,575                   28,134
     Customer credits                                                                    7,314                    7,284
     Income taxes payable                                                                8,383                    7,088
     Current portion of long-term debt                                                     992                      979
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      183,968                  163,049
                                                                         ----------------------        -----------------
Long-Term Debt (see note 7)                                                             32,768                   33,021
                                                                         ----------------------        -----------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
      Issued and outstanding- 29,256,976 and
             29,169,559 shares, respectively                                             1,467                    1,458
     Additional paid-in capital                                                         58,914                   58,200
     Retained earnings                                                                 174,067                  167,297
     Accumulated other comprehensive income (loss)                                          23                     (62)
                                                                         ----------------------        -----------------
                                                                                       234,471                  226,893
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $451,207                 $422,963
                                                                         ======================        =================

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings - First Quarter (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen Weeks Ended
                                                                            ------------------------------------------
                                                                                      October 25,         October 26,
                                                                                             2003                2002
                                                                            ------------------------------------------
     Net sales                                                                           $192,544            $185,926
     Cost of sales, including
       occupancy and buying costs                                                         123,639             119,706
                                                                            ------------------------------------------

     Gross profit                                                                          68,905              66,220

     Selling, general and
       administrative expenses                                                             51,707              47,618
     Depreciation and amortization
                                                                                            6,181               6,468
                                                                            ------------------------------------------

     Operating income                                                                      11,017              12,134

     Interest income                                                                          532               1,552
     Interest expense                                                                      (1,352)                  -
     Other income                                                                             381                   -
                                                                            ------------------------------------------
     Earnings before provision for
          income taxes                                                                     10,578              13,686

     Provision for income taxes                                                             3,808               4,927
                                                                            ------------------------------------------
     Net earnings                                                                          $6,770              $8,759
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.23               $0.24
                                                                            ==========================================
            Diluted                                                                         $0.23               $0.23
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,198              36,682
                                                                            ==========================================
            Diluted                                                                        29,847              37,455
                                                                            ==========================================


See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands
                                                                                           Thirteen Weeks Ended
                                                                                 -------------------------------------
                                                                                         October 25,      October 26,
                                                                                                2003             2002
                                                                                 -------------------------------------
Operating Activities:
Net earnings                                                                                  $6,770           $8,759
                                                                                 -------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and
          equipment                                                                            6,181            6,468
      Deferred income tax expense                                                                900               39
      Changes in assets and liabilities:
         Increase in merchandise inventories                                                 (3,239)          (2,169)
         Decrease in prepaid expenses and other                                                2,611            1,293
        (Increase) decrease in other assets                                                     (74)              194
         Increase in accounts payable- trade                                                  13,053           17,834
         Increase in accrued salaries, wages and related expenses                                580              222
         Increase (decrease) in litigation accrual                                               507            (385)
         Increase in accrued expenses                                                          5,441            2,737
         Increase (decrease) in customer credits                                                  30             (66)
         Increase in income taxes payable                                                      1,295            1,884
                                                                                 -------------------------------------
       Total adjustments                                                                      27,285           28,051
                                                                                 -------------------------------------

        Net cash provided by operating activities                                             34,055           36,810
                                                                                 -------------------------------------

Investing Activities:
    Purchases of property and equipment                                                      (5,323)          (6,084)
    Sales and maturities of marketable securities and investments                             29,079           84,195
    Purchases of marketable securities and investments                                      (49,093)          (8,230)
                                                                                 -------------------------------------
       Net cash (used in) provided by investing activities                                  (25,337)           69,881
                                                                                 -------------------------------------

Financing Activities:
    Principal payments of long-term debt                                                       (240)                -
    Proceeds from Employee Stock Purchase Plan                                                    21               22
    Proceeds from stock options exercised                                                        702            3,985
                                                                                 -------------------------------------
      Net cash provided by financing activities                                                  483            4,007
                                                                                 -------------------------------------

Net increase in cash and cash equivalents                                                      9,201          110,698
Cash and cash equivalents- beginning of year                                                  37,551           83,690
                                                                                 -------------------------------------
Cash and cash equivalents- end of year                                                       $46,752         $194,388
                                                                                 =====================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                $1,708           $3,004
                                                                                 =====================================
    Cash paid for interest                                                                      $443              ---
                                                                                 =====================================

See notes to condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of October 25, 2003 and July 26, 2003, the consolidated results of its operations and its cash flows for the thirteen weeks ended October 25, 2003 and October 26, 2002. The results of operations for a thirteen-week period may not be indicative of the results for the entire year.

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 26, 2003 Annual Report to Shareholders. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. All intercompany transactions have been eliminated.


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares at an aggregate purchase price of approximately $24.8 million. During the three months ended October 25, 2003, no shares were repurchased under this authorization.

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


3.  Earnings Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. Antidilutive options are excluded from the earnings per share calculations when the option price exceeds the average market price of the common shares for the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying condensed consolidated statements of earnings:

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

                                                                                          Thirteen Weeks Ended
                                                                                       October 25,       October 26,
(Shares in thousands)                                                                         2003              2002
                                                                                    --------------- -----------------
Basic weighted average outstanding shares                                                   29,198            36,682
Dilutive effect of options outstanding                                                         649               773
                                                                                    --------------- -----------------
Diluted weighted average shares outstanding                                                 29,847            37,455
                                                                                    --------------- -----------------
Anti-dilutive options excluded from calculations                                               663               150
                                                                                    --------------- -----------------


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

                                                                                          Thirteen Weeks Ended
                                                                                       October 25,       October 26,
(Dollars in thousands)                                                                        2003              2002
                                                                                    --------------- -----------------
Net earnings                                                                                $6,770            $8,759
Net unrealized gain (loss) on available for sale securities                                     85             (417)
                                                                                    --------------- -----------------
Comprehensive income                                                                        $6,855            $8,342
                                                                                    --------------- -----------------

5.  Stock Based Compensation

         At October 25, 2003, the Company has various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted" as if the compensation expense was recorded in the financial statements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                                        Thirteen Weeks Ended
(in millions, except per share amounts)                                               October 25,     October 26,
                                                                                             2003            2002
                                                                                   -------------------------------
Net earnings as reported                                                                   $6,770          $8,759
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
                                                                                   -------------------------------
     for all awards net of related tax effects                                              (519)           (426)
                                                                                   -------------------------------
Pro forma net earnings                                                                     $6,251          $8,333
                                                                                   ===============================

Earnings per share
     Basic - as reported                                                                    $0.23           $0.24
                                                                                   -------------------------------
     Basic - pro forma                                                                      $0.21           $0.23
                                                                                   -------------------------------

     Diluted - as reported                                                                  $0.23           $0.23
                                                                                   -------------------------------
     Diluted - pro forma                                                                    $0.21           $0.22
                                                                                   -------------------------------


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                        Thirteen Weeks Ended
                                                                                      October 25,     October 26,
                                                                                             2003            2002
                                                                                   -------------------------------
Weighted average risk-free interest rate                                                     3.2%            3.0%
Weighted average expected life (years)                                                        5.0             5.0
Expected volatility of the market price of the Company's common stock                       41.3%           43.2%


6.  Purchase of Real Estate

     In January 2003, Dunnigan Realty, LLC, a wholly owned consolidated subsidiary of the Company, purchased a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center, for approximately $45.3 million, financed in part by a fixed rate mortgage loan (see note 7). The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



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


7.  Long-Term Debt

     In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, in July 2003, borrowed $34 million under a fixed rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company's corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs have been capitalized and are being amortized over the life of the mortgage. Scheduled maturities of the mortgage in each of the next five fiscal years are as follows: 2004-$1.0 million; 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million;2008-$1.2 million and 2009 and thereafter- $28.6 million.
Interest expense for the first quarter relating to the mortgage was approximately $444,000.


8.  Litigation

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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the judgment is subsequently reduced or reversed, the Company will adjust its litigation accrual accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually, which the Company has provided for in its litigation accrual. The Company has also accrued for other litigation currently outstanding, resulting in a total litigation accrual of approximately $36.1 million as of October 25, 2003.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


9.  Recent Accounting Pronouncements

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations are based upon the Company's Condensed Consolidated Financial
Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K filed with the Commission on October 22, 2003.


Results of Operations


     The following table sets forth the percentage change in dollars from last year for the thirteen-week period ended October 25, 2003, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                                                             First Quarter
                                                                   % Change            % of Sales
                                                                   From L/Y          T/Y          L/Y

Net sales                                                              3.6%        100.0%       100.0%
Cost of sales, including occupancy & buying                            3.3%         64.2%        64.4%
Gross profit                                                           4.1%         35.8%        35.6%
Selling, general and admin. Expenses                                   8.6%         26.9%        25.6%
Depreciation and amortization                                         -4.4%          3.2%         3.5%
Operating income                                                      -9.2%          5.7%         6.5%
Interest income                                                      -65.7%          0.3%         0.9%
Interest expense                                                         --          0.7%           --
Other income                                                             --          0.2%           --
Earnings before income taxes                                         -22.7%          5.5%         7.4%
Net earnings                                                         -22.7%          3.5%         4.7%


     Net sales increased by 3.6% to $192.5 million for the 13 weeks ended October 25, 2003 ("first quarter"), from $185.9 million for the 13 weeks ended October 26, 2002 ("last year"). The sales increase can be attributed to an approximate 4% increase in selling square footage as same store sales were flat. Units sold and units per transaction both increased slightly from the last year; however, the number of customer transactions decreased. The Company believes unemployment, increased competition as well as unseasonable weather all affected the number of customer transactions.

     During the first quarter the Company initiated a comprehensive national brand image campaign (the "marketing campaign") to strengthen brand awareness as well as bring new customers into its stores and increase its customer traffic. The marketing campaign featured full-page ads in national lifestyle magazines, new in-store signage and collateral material. The marketing campaign resulted in an approximately $2 million of additional marketing expenses in the first quarter versus last year. Marketing expenses for the remainder of fiscal 2004 are expected to be relatively in line versus last year's comparable periods.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     During the first quarter, the Company's total selling square footage increased approximately 4%. The increase in store square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. During the first quarter the Company opened 23 stores and closed 4 underperforming locations. The number of stores in operation increased to 795 stores as of October 25, 2003, from 779 stores in operation as of October 26, 2002.

     The Company's real estate strategy for fiscal 2004 is to continue opening primarily Combo Stores, while closing its under-performing locations. Store expansion will focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 4.1% to $68.9 million, or 35.8% of net sales, in the first quarter from $66.2 million, or 35.6% of net sales last year. The increase in gross profit as a percentage of sales was primarily due to increased gross margins from higher initial margins, which offset higher markdowns. In addition, home office occupancy costs were favorably impacted by the purchase of the Suffern facility in January 2003 (see note 6). The increase in gross profit as a percentage of sales was offset, in part, by higher store occupancy costs as a percentage of sales resulting from higher rents for new stores, increases in real estate taxes, store expansions and lease renewals.

     Selling, general and administrative ("SG&A") expenses increased by 8.6%, or $4.1 million, to $51.7 million, or 26.9% of net sales, in the first quarter from $47.6 million, or 25.6% of net sales, last year. The increase in SG&A expenses versus last year was primarily due to the marketing campaign as well as the increased number of stores in operation versus last year. The increase in SG&A as a percentage of sales was primarily due to the marketing campaign and lack of leverage from the flat same store sales.

     Depreciation expense in the first quarter decreased 4.4% versus last year to $6.2 million. The decrease in depreciation expense reflected last year's write-off of obsolete computer software and related programming expenses, the reduced number of store openings last year and increased landlord allowances received in the first quarter versus last year. This was offset in part by the additional depreciation from the purchase of the Suffern facility. The annual depreciation for the Suffern facility is approximately $2 million per year.

     Interest income was significantly decreased by less cash available for investments and to a lesser extent lower investment rates versus last year. During the prior twelve months, the Company used approximately $121 million for repurchase of 8 million of its common shares in a tender offer and approximately $45 million to acquire the Suffern facility.

     Interest expense relates to interest on the mortgage loan (see note 7) and post-judgment interest on the unpaid court award against the Company in July 2003 (see note 8). Unless this litigation is resolved, interest expense for the remaining three quarters of the Company's fiscal year ending July 30, 2004 ("fiscal 2004") will approximate the first quarter's amount.

     Other income represents rental income that Dunnigan Realty, LLC receives from the two unaffiliated tenants in the Suffern facility. That square footage is 100% leased through 2012. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Principally as a result of the above factors, net earnings for the first quarter was $6.8 million, or 3.5% of net sales, a decrease of 22.7% from the $8.8 million, or 4.7% of net sales, for the first quarter of last year. The income tax provision represented an effective rate of approximately 36% for the first quarter, which was the same rate in effect for all of the Company's fiscal year ending July 26, 2003 ("fiscal 2003").


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

Revenue Recognition:
While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits are recorded as a liability until they are redeemed.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Merchandise Inventories:
The Company's inventory is valued using the retail method of accounting and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in January and July to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. The Company continuously reviews its inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company's gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company's results of operations.

Long-lived assets:
The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company's store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge when the Company expects to exercise its right to terminate the store's lease early using this option. This determination is based on a number of factors, including the store's historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Claims and Contingencies:
The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. The Company accrues its estimate of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Although the Company is generally conservative in the estimation of its claims and contingencies and believes its accruals for claims and contingencies are adequate, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



Litigation:
The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. On July 7, 2003, after an unforeseen jury verdict, a trial court entered a final judgment of approximately $32 million in compensatory damages and expenses against the Company in a previously disclosed lawsuit brought by Alan M. Glazer and related parties. As a result, the Company recorded a litigation charge of $32 million for the judgment, even though the Company continues to strongly believe there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the entire judgment or a portion thereof is modified, the Company will adjust its litigation accrual accordingly. The outstanding judgment is subject to interest at the rate of 10% per year as long as it remains unpaid and will be reversed if the judgment is overturned. The Company's litigation accrual includes an accrual for the post-judgment interest.

Income taxes:
The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different assumptions had been made, the Company's tax expense, assets and liabilities could be different.

The Company has provided for income taxes based on the estimated annual effective rate method. This method requires estimates to be made of annual taxable income, tax-free interest income and other tax-related items. Any significant variations between these estimates and their actual amounts, or significant changes in the annual estimates made during the year may require an adjustment to the Company's effective tax rate.


Liquidity and Capital Resources


     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2004 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. Inventories were current and in line with sales projections as of the end of the first quarter.

     The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. The Company has operating leases entered into in the normal course of business and letters of credit. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

     Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. These rental payments are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

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


Forward-Looking Statements and Factors Affecting Future Performance


     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K for its fiscal year ended July 26, 2003.

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

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended July 26, 2003.


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

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The court, on July 7, 2003, entered a judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The court has imposed post-judgment interest on the unpaid judgment at the statutory rate of 10% per year. The Company continues to strongly believe there is no merit in the jury verdict and both sides have appealed.

     On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California for the past four years. The complaint alleges that Dress Barn improperly classified these employees as "salaried exempt." Plaintiff's argument is that if the employee spent 50% or more of their time doing work similar to that done by hourly associates, they should be entitled to overtime, etc. The Company does not expect the outcome to have a material
adverse  effect  on  the  Company's   financial  condition  or  results  of  its
operations.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Annual Meeting of the Company's Shareholders was held on November 19, 2003.


o                 The Company's shareholders voted for the reelection of David
                  R. Jaffe and John Usdan, as Directors of the Company for 3-year terms (22,384,954 and 21,864,161 shares, respectively, voted for reelection and 5,930,413 and 6,451,206 shares, respectively, withheld authority with respect for such nominees),

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits


Exhibit                      Description

31.1   Certification   of  David  R.  Jaffe  pursuant  to  Section  302  of  the
       Sarbanes-Oxley Act of 2002

31.2   Certification   of  Armand  Correia   pursuant  to  Section  302  of  the
       Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) The Company filed one report on Form 8-K during the quarter ended October 25, 2003.


Date Filed                    Description
September 17, 2003      Release of Fourth Quarter and Year-End Financial Results



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