Form 10-Q
period 2004-01-24
DRESS BARN INC
filed 2004-03-09
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 24, 2004           Commission file number 0-11736


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

                .05 par value 28,561,651 shares on March 4, 2004

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 24, 2004
                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                   Part I. FINANCIAL INFORMATION (Unaudited):

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets
                           January 24, 2004 (unaudited)
                           and July 26, 2003                               I-3

                           Condensed Consolidated Statements of Earnings (unaudited) for the Thirteen weeks ended
                           January 24, 2004 and January 25, 2003           I-4

                           Condensed Consolidated Statements of Earnings (unaudited) for the Twenty-six weeks ended
                           January 24, 2004 and January 25, 2003           I-5

                           Condensed Consolidated Statements of Cash Flows (unaudited) for the Twenty-six weeks ended
                           January 24, 2004 and January 25, 2003           I-6

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                I-7 through I-11

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                      I-12 through I-19

Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                               I-20

Item 4            Controls and Procedures                                  I-20


                           Part II. OTHER INFORMATION:

Item 1.           Legal Proceedings                                        I-21

Item 6.           Exhibits and Reports on Form 8-K                         I-21

                  Signatures                                               I-22

Item 1 - FINANCIAL STATEMENTS

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                   January 24,                 July 26,
ASSETS                                                                                    2004                     2003
                                                                         ----------------------        -----------------
                                                                                   (unaudited)
Current Assets:
     Cash and cash equivalents                                                         $50,808                  $37,551
     Marketable securities and investments                                             130,467                  113,897
     Merchandise inventories                                                           100,213                  110,348
     Prepaid expenses and other                                                          5,699                    9,112
                                                                         ----------------------        -----------------
        Total Current Assets                                                           287,187                  270,908
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                   45,391
     Leasehold improvements                                                             64,408                   61,014
     Fixtures and equipment                                                            171,128                  163,407
     Computer software                                                                  20,901                   19,369
     Automotive equipment                                                                  752                      756
                                                                         ----------------------        -----------------
                                                                                       302,580                  289,937
     Less accumulated depreciation
       and amortization                                                                169,768                  154,033
                                                                         ----------------------        -----------------
                                                                                       132,812                  135,904
                                                                         ----------------------        -----------------
Deferred Income Taxes                                                                    9,597                   11,255
                                                                         ----------------------        -----------------
Other Assets                                                                             6,823                    4,896
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $436,419                 $422,963
                                                                         ======================        =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                          $65,051                  $65,090
     Accrued salaries, wages and related expenses                                       20,492                   18,882
     Litigation accrual (see note 8)                                                    35,632                   35,592
     Other accrued expenses                                                             28,059                   28,134
     Customer credits                                                                   10,023                    7,284
     Income taxes payable                                                                3,515                    7,088
     Current portion of long-term debt                                                   1,005                      979
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      163,777                  163,049
                                                                         ----------------------        -----------------
Long-Term Debt (see note 7)                                                             32,512                   33,021
                                                                         ----------------------        -----------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
      Issued and outstanding- 29,405,454 and
             29,169,559 shares, respectively                                             1,470                    1,458
     Additional paid-in capital                                                         60,038                   58,200
     Retained earnings                                                                 178,577                  167,297
     Accumulated other comprehensive income (loss)                                          45                     (62)
                                                                         ----------------------        -----------------
                                                                                       240,130                  226,893
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $436,419                 $422,963
                                                                         ======================        =================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Second Quarter (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen Weeks Ended
                                                                            ------------------------------------------
                                                                                      January 24,         January 25,
                                                                                             2004                2003
                                                                            ------------------------------------------

     Net sales                                                                           $171,053            $167,372
     Cost of sales, including
       Occupancy and buying costs                                                         107,518             107,265
                                                                            ------------------------------------------

     Gross profit                                                                          63,535              60,107

     Selling, general and
       administrative expenses                                                             50,007              48,080
     Depreciation and amortization                                                          6,271               5,564
                                                                            ------------------------------------------

     Operating income                                                                       7,257               6,463

     Interest income                                                                          682                 832
     Interest expense                                                                      (1,219)                  -
     Other income                                                                             382                   -
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                      7,102               7,295

     Provision for income taxes                                                             2,592               2,627
                                                                            ------------------------------------------

     Net earnings                                                                          $4,510              $4,668
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.15               $0.16
                                                                            ==========================================
            Diluted                                                                         $0.15               $0.15
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,308              29,902
                                                                            ==========================================
            Diluted                                                                        30,050              30,687
                                                                            ==========================================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Six Months (unaudited) Amounts
in thousands, except per share amounts
                                                                                       Twenty-Six Weeks Ended
                                                                            ------------------------------------------
                                                                                      January 24,         January 25,
                                                                                             2004                2003
                                                                            ------------------------------------------

     Net sales                                                                           $363,597            $353,298
     Cost of sales, including
       Occupancy and buying costs                                                         231,157             226,971
                                                                            ------------------------------------------

     Gross profit                                                                         132,440             126,327

     Selling, general and
       administrative expenses                                                            101,714              95,698
     Depreciation and amortization                                                         12,452              12,032
                                                                            ------------------------------------------

     Operating income                                                                      18,274              18,597

     Interest income                                                                        1,214               2,384
     Interest expense                                                                      (2,571)                  -
     Other income                                                                             763                   -
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                     17,680              20,981

     Provision for income taxes                                                             6,400               7,554
                                                                            ------------------------------------------

     Net earnings                                                                         $11,280             $13,427
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.39               $0.40
                                                                            ==========================================
            Diluted                                                                         $0.38               $0.39
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,253              33,292
                                                                            ==========================================
            Diluted                                                                        29,915              34,219
                                                                            ==========================================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                              Twenty-Six Weeks Ended
                                                                                         ---------------------------------
                                                                                              January 24,     January 25,
                                                                                                     2004            2003
                                                                                         ---------------------------------
Operating Activities:
Net earnings                                                                                      $11,280         $13,427
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                12,452          12,032
      Change in deferred income taxes                                                               1,658              53
Changes in assets and liabilities:
      Decrease in merchandise inventories                                                          10,135          13,273
      Decrease (increase) in prepaid expenses and other                                             3,413           (123)
      (Increase) in other assets                                                                  (1,927)         (5,306)
      (Decrease) in accounts payable- trade                                                          (39)         (1,275)
      Increase in accrued salaries, wages and related expenses                                      1,610             585
      (Decrease) increase in other accrued expenses                                                  (75)             115
      Increase (decrease) in litigation accrual                                                        40           (491)
      Increase in customer credits                                                                  2,739           2,139
      (Decrease) in income taxes payable                                                          (3,573)         (2,310)
                                                                                         ---------------------------------
        Total adjustments                                                                          26,433          18,692
                                                                                         ---------------------------------

        Net cash provided by operating activities                                                  37,713          32,119
                                                                                         ---------------------------------

Investing Activities:
    Purchases of property and equipment - net of allowances                                        (9,360)         (7,923)
    Sales and maturities of marketable securities and investments                                  33,040         106,186
    Purchases of marketable securities and investments                                            (49,503)        (66,353)
                                                                                         ---------------------------------
      Net cash (used in) provided by investing activities                                         (25,823)         31,910
                                                                                         ---------------------------------

Financing Activities:
    Purchase of treasury stock                                                                          -       (120,818)
    Payment for long-term debt                                                                       (483)             -
    Proceeds from Employee Stock Purchase Plan                                                         42             45
    Proceeds from stock options exercised                                                           1,808          4,058
                                                                                         ---------------------------------
      Net cash provided by (used in) financing activities                                           1,367       (116,715)
                                                                                         ---------------------------------

Net increase (decrease) in cash and cash equivalents                                               13,257         (52,686)
Cash and cash equivalents- beginning of period                                                     37,551          83,690
                                                                                         ---------------------------------
Cash and cash equivalents- end of period                                                          $50,808         $31,004
                                                                                         =================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $8,221          $4,827
                                                                                         ---------------------------------
    Cash paid for interest                                                                           $901               -
                                                                                         ---------------------------------

See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of January 24, 2004 and July 26, 2003, the consolidated results of its operations and its cash flows for the thirteen weeks and twenty-six weeks ended January 24, 2004 and January 25, 2003. The results of operations for a thirteen-week or a twenty-six period may not be indicative of the results for the entire year.

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America have been omitted as such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 26, 2003 Annual Report to Shareholders. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. All intercompany transactions have been eliminated.


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,323,000 shares at an aggregate purchase price of approximately $24.8 million. During the six months ended January 24, 2004, no shares were repurchased under this authorization.

     On October 30, 2002 the Company completed a "Dutch Auction" Tender Offer (the "Tender Offer"), resulting in the Company's purchase of 8 million shares of its common stock at $15 per share for a total cost of approximately $121 million including transaction costs.

     Treasury (Reacquired) shares are retired and treated as authorized but unissued shares, with the par value debited to common stock and the remaining cost of the reacquired shares debited to retained earnings.


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                          January 24,    January 25,    January 24,     January 25,
Shares in thousands                                              2004           2003           2004            2003
                                                       --------------- -------------- -------------- ---------------
Basic weighted average outstanding shares                      29,308         29,902         29,253          33,292
Dilutive effect of options outstanding                            742            785            662             927
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    30,050         30,687         29,915          34,219
                                                       --------------- -------------- -------------- ---------------
Anti-dilutive options excluded from calculations                  150            150            337              --
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


                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                          January 24,    January 25,    January 24,     January 25,
Dollars in thousands                                             2004           2003           2004            2003
                                                       --------------- -------------- -------------- ---------------
Net earnings                                                   $4,510         $4,668        $11,280         $13,427
Net unrealized gain (loss) on available for sale
    securities                                                     22             59            107           (358)
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                           $4,532         $4,727        $11,387         $13,069
                                                       --------------- -------------- -------------- ---------------



5.  Stock Based Compensation

     At January 24, 2004, the Company has various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted as if the compensation expense was recorded in the financial statements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards issued prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                              Thirteen Weeks Ended              Twenty-six Weeks Ended
(in millions, except per share amounts)                     January 24,       January 25,      January 24,       January 25,
                                                                   2004              2003             2004              2003
                                                       ----------------------------------------------------------------------
Net earnings as reported                                         $4,510            $4,668          $11,280           $13,427
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards net of related tax effects                     (546)             (473)          (1,061)             (899)
                                                       ----------------------------------------------------------------------
Pro forma net earnings                                           $3,964            $4,195          $10,219           $12,528
                                                       ======================================================================
Earnings per share
     Basic - as reported                                          $0.15             $0.16            $0.39             $0.40
                                                       ----------------------------------------------------------------------
     Basic - pro forma                                            $0.14             $0.14            $0.35             $0.38
                                                       ----------------------------------------------------------------------

     Diluted - as reported                                        $0.15             $0.15            $0.38             $0.39
                                                       ----------------------------------------------------------------------
     Diluted - pro forma                                          $0.13             $0.14            $0.34             $0.37
                                                       ----------------------------------------------------------------------


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                              --------------------              ----------------------
                                                            January 24,       January 25,      January 24,       January 25,
                                                                   2004              2003             2004              2003
                                                       ----------------------------------------------------------------------

Weighted average risk-free interest rate                           3.3%              3.2%             3.3%              3.1%
Weighted average expected life (years)                              5.0               5.0              5.0               5.0
Expected volatility of the market price of
 the Company's common stock                                       39.1%             44.5%            39.8%             43.9%


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


7.  Long-Term Debt

     In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, in July 2003, borrowed $34 million under a fixed rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company's corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs have been capitalized and are being amortized over the life of the mortgage. Scheduled principal maturities of the mortgage in each of the next five fiscal years are as follows: 2004-$1.0 million; 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million; 2008-$1.2 million and 2009 and thereafter- $28.6 million. Interest expense for the six months relating to the mortgage was approximately $.4 and $.9 million for the three and six month periods, respectively.


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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently reduced or reversed, the Company will adjust its litigation accrual accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually, which the Company has provided for in its litigation accrual. The Company has also accrued for other litigation currently pending, resulting in a total litigation accrual of approximately $35.6 million as of January 24, 2004.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.  Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no effect on the Company's consolidated financial statements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis of financial condition and results of operations are based upon the Company's Unaudited Condensed Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 26, 2003, filed with the Commission on October 22, 2003.


Results of Operations

         The following table sets forth the percentage change in dollars from last year's comparable periods for the thirteen and twenty-six week periods ended January 24, 2004, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                    Second Quarter                            Six Months
                                                    --------------                            ----------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net Sales                                         2.2%                                     2.9%
Cost of Sales, including
   Occupancy & Buying                             0.2%        62.9%      64.1%             1.8%       63.6%      64.2%
Gross Profit                                      5.7%        37.1%      35.9%             4.8%       36.4%      35.8%
Selling, General and
   Admin. Expenses                                4.0%        29.2%      28.7%             6.3%       28.0%      27.1%
Depreciation and Amortization                    12.7%         3.7%       3.3%             3.5%        3.4%       3.4%
Operating Income                                 12.3%         4.2%       3.9%            -1.7%        5.0%       5.3%
Interest Income                                 -18.0%         0.5%       0.5%           -49.1%        0.4%       0.6%
Interest Expense                                    --        -0.7%         --               --       -0.7%         --
Other Income                                        --         0.2%         --               --        0.2%         --
Earnings Before Income Taxes                     -2.6%         4.2%       4.4%           -15.7%        4.9%       5.9%
Net Earnings                                     -3.4%         2.6%       2.8%           -16.0%        3.1%       3.8%


     Net sales for the  thirteen  weeks  ended  January  24,  2004 (the  "second quarter") increased by 2.2% to $171.1 million from $167.4 million for the thirteen weeks ended January 25, 2003 (the "prior period"). Net sales for the twenty-six weeks ended January 24, 2004 (the "six months") increased by 2.9% to $363.6 million from $353.3 million versus the twenty-six weeks ended January 25, 2003 ("last year"). The sales increase for both periods came entirely from recently opened stores, as the Company's same store sales decreased 1% in the second quarter and were flat for the six months as compared to the prior year's comparable periods. Same store sales are the primary means most retailers use to evaluate their sales performance. For the six months same store sales represented approximately 88 percent of total sales and approximately 87 percent of the total sales for the second quarter.

     The Company's same store sales have been trending higher in the past two months as both January and February 2004's same store sales increased 5% versus prior year's comparable periods. The Company believes both of these increases were the result of its strategy of transitioning spring merchandise into its stores earlier and having less fall inventory on clearance than the prior year, providing fresh merchandise to its customers after the holidays. Customers responded favorably and as a result, sales of new spring merchandise were above plan.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For both the second quarter and six months merchandise units sold increased in proportion to the overall sales increase from the prior year's comparable periods. Merchandise units per transaction decreased slightly in the second quarter, offset by an increase in sales transactions. The Company believes the increase in the number of customer transactions in the second quarter was the result of a combination of more favorable weather conditions and positive reaction to the Company's merchandising and marketing initiatives.

     As of January 24, 2004, the Company's total selling square footage was approximately 3% higher than January 25, 2003. The increase in store square footage was primarily due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, as well as the conversion of single-format stores into combo stores. The Company treats combo stores as two store units- one Dress Barn and the other Dress Barn Woman, while single-format stores are treated as one store unit. During the six months the Company opened 33 new stores, or 66 store units, and closed or relocated 31 underperforming stores, or 49 store units. During the second quarter the Company opened 3 stores, converted 2 stores to combos (for a total addition of 8 store units), and closed or relocated 24 stores, or 39 store units. The majority of the Company's store openings have generally occurred in the first and third fiscal quarters, while the majority of store closings have generally occurred in the second and fourth fiscal quarters.

     As of January 24, 2004, the Company had 774 stores, or 1,310 store units in operation, (183 Dress Barn stores, 55 Dress Barn Woman stores and 536 combo stores), versus 761 stores, or 1,266 store units in operation as of January 25, 2003 (199 Dress Barn stores, 57 Dress Barn Woman stores and 505 combo stores). During the second half of its fiscal year ending July 31, 2004 ("fiscal 2004") the Company anticipates opening or relocating approximately 50 store units and closing 30 store units, ending fiscal 2004 with an approximately 3% growth in net square footage versus the prior year. For fiscal 2005 the Company is currently projecting net square footage growth in the low single digit percentage range.

     The Company's real estate strategy for the remainder of fiscal 2004 and fiscal 2005 is to continue opening primarily combo stores, while closing its under-performing locations. Store expansion is expected to focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets.

     During the first quarter of fiscal 2004 the Company initiated a comprehensive national brand image campaign (the "marketing campaign") to strengthen brand awareness as well as bring new customers into its stores and increase its customer traffic. The marketing campaign featured full-page ads in national lifestyle magazines, new in-store signage and collateral material. The marketing campaign resulted in approximately $2 million of additional marketing expenses in the six months versus last year, though the majority of this increase was in the first quarter. Marketing expenses for the remainder of fiscal 2004 are expected to be relatively in line versus last year's comparable periods.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Gross profit ("GP", which represents net sales less cost of goods sold, including occupancy and buying costs) for the second quarter increased by 5.7% to $63.5 million, or 37.1% of net sales, from $60.1 million, or 35.9% of net sales, for the prior period. For the six months, gross profit increased 4.8%, to $132.4 million, or 36.4% of net sales, from $126.3 million, or 35.8% of net sales, for the prior six-month period. The increase in both periods of GP as a percentage of sales was primarily due to improvements in merchandise margins due to higher initial margins and less markdowns. GP in the second quarter additionally benefited from the better than expected sales of spring merchandise at initial retail prices and the lower level of clearance inventory versus the prior year. In addition, home office occupancy costs were favorably impacted by the purchase of the Suffern facility in January 2003 (see note 6), which mostly offset increased depreciation and interest expense. Increased store occupancy costs, including higher rents for new stores, increases in real estate taxes, store expansions and lease renewals were more than offset by the increase in merchandise margins.

     Selling, general and administrative (SG&A) expenses increased by 4.0% to $50.0 million, or 29.2% of net sales, in the second quarter as compared to $48.1 million, or 28.7% of net sales, in the prior period. For the six months, SG&A expenses increased by 6.3% to $101.7 million, or 28.0% of net sales, versus $95.7 million, or 27.1% of net sales, in the comparable six-month period. The increase in SG&A as a percentage of net sales for both the second quarter and the six months was primarily due to a lack of sales leverage on SG&A expenses from the relatively flat same store sales. SG&A expenses increased in both periods primarily due to increased store operating costs, primarily selling, benefits and maintenance costs resulting from the increase in the Company's store base. In addition, the previously mentioned marketing campaign added approximately $2 million to SG&A costs in the first quarter. The Company continues to control its costs and enhance productivity, partially offsetting the increase in store operating costs.

     The Company currently anticipates approximately $750,000 to $1 million of SG&A expenses in the second half of fiscal 2004 due to the costs of compliance with the internal control attestations mandated by the Sarbanes-Oxley Act of 2002. The Company currently anticipates that most of the expense will be incurred in the second half of fiscal 2004. The Company is also in the process of a chain-wide rollout of a new point of sale register system and wide area communications network. The Company currently estimates this will also result in additional SG&A expenses during the second half of fiscal 2004, which is currently anticipated to be approximately $650,000.

     Depreciation increased to $6.3 million in the second quarter from $5.6 million in the prior period. For the six months, depreciation expense increased to $12.5 million from $12.0 million last year. The increase in depreciation expense reflected higher fixed asset purchases during the last six months and the additional depreciation from the purchase of the Suffern facility. The depreciation for the Suffern facility is approximately $2 million per year.

     Interest income decreased 18.0% to $0.7 million in the second quarter and decreased 49.1% to $1.2 million in the six months versus last year's $0.8 million and $2.4 million, respectively. These decreases were primarily due to the significant reduction in investment rates in the current periods versus last year. In addition funds available for investment were lower during the first quarter versus the prior year as a result of the tender offer completed on October 30, 2002 for approximately $121 million. Funds available for investment were higher in the second quarter this year versus the prior year due to the Company's positive cash flow during the prior twelve months.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Interest expense relates to interest on the mortgage loan (see note 7) and post-judgment interest on the unpaid court award against the Company in July 2003, which the Company is accruing and adding to its litigation accrual (see note 8). Unless this litigation is resolved, interest expense for the remaining two quarters of the Company's fiscal year ending July 30, 2004 ("fiscal 2004") will approximate the first six month's amount.

     Other income represents rental income that Dunnigan Realty, LLC, a wholly owned consolidated subsidiary of the Company, receives from the two unaffiliated tenants in the Suffern facility. That square footage is 100% leased through 2012. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

     During the second quarter the Company increased its effective tax rate to 36.5% from 36.0% as the result of less tax-free interest income, which lowers the effective tax rate. The Company anticipates the 36.5% rate will remain in effect for the remainder of fiscal 2004.

     Principally as a result of the above factors, net income for the second quarter was $4.5 million, or 2.6% of net sales, a decrease of 3.4% from $4.7 million, or 2.8% of net sales, in the prior period. Net income for the six months decreased 16.0% to $11.3 million, or 3.1% of net sales, versus $13.4 million, or 3.8% of net sales, for the prior six-month period.

     The Company's earnings per share for the six months were positively impacted by approximately $.03 per share as a result of the tender offer which was completed October 30, 2002. The impact on earnings per share for the second quarter was minimal. The Company purchased 8,000,000 shares of its common stock, which was approximately 21% of the outstanding shares, at $15 per share. The Company has not repurchased any additional shares since the completion of the tender offer.


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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenue Recognition
     While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits are recorded as a liability until they are redeemed.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Claims and Contingencies
     The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $200,000. The Company accrues its estimate of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Although the Company is generally conservative in the estimation of its claims and contingencies and believes its accruals for claims and contingencies are adequate, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.


Litigation
     The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. On July 7, 2003, after an unexpected jury verdict, a trial court entered a final judgment of approximately $32 million in compensatory damages and expenses against the Company in a previously disclosed lawsuit brought by the plaintiffs, Alan M. Glazer and related parties. As a result, the Company recorded a litigation charge of $32 million for the judgment, even though the Company continues to strongly believe there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have also appealed, seeking an increase in the amount of the judgment. If upon appeal the entire judgment or a portion thereof is modified, the Company will adjust its litigation accrual accordingly. The outstanding judgment is subject to interest at the rate of 10% per year (approximately $800,000 per quarter), which the Company is accruing and adding to its litigation accrual.


Income taxes
     The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different assumptions had been made, the Company's tax expense, assets and liabilities could be different.

     The Company has provided for income taxes based on the estimated annual effective rate method. This method requires estimates to be made of annual taxable income, tax-free interest income and other tax-related items. Any significant variations between these estimates and their actual amounts, or significant changes in the annual estimates made during the year, may require an adjustment to the Company's effective tax rate.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Net cash provided by operations was $37.7 million for the six months compared with $32.1 million during last year's comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization and changes in working capital account balances, specifically the decrease in merchandise inventories, increase in accrued expenses, offset by decreases in accounts payable, trade and other assets. An additional source of cash from operations is the sale of gift certificates that are not redeemed during the same fiscal period. For the six months this resulted in additional cash flow from operations of $2.7 million versus $2.1 million in the prior period. Approximately 50% of the Company's annual sales of gift certificates are during the holiday season, the weeks between Thanksgiving and Christmas. During this year's holiday season, sales of gift certificates increased approximately 15% from the prior year's comparable period. Sales of gift certificates are recorded as a liability until they are redeemed.

     Investing activities consist primary of two components: capital expenditures; and purchases, sales and maturities of marketable securities and investments. During the six months, the Company used $25.8 million in its investing activities from internally generated funds, consisting of $9.4 million in capital expenditures (versus $7.9 million in the prior period) and $16.9 million of net purchases of marketable securities and investments. In the prior period the Company sold a net of $39.8 million of marketable securities and investments, as additional funding was required for the tender offer (see note 2 for additional information).

     For the six months, the Company spent $9.4 million on capital expenditures, including approximately $6.1 million for leasehold improvements, net of landlord allowances, and fixtures and equipment principally for new store facilities, approximately $2.0 million of improvements to existing stores, and $1.3 million of improvements to its distribution and corporate facilities and information systems. The increase in capital expenditures from the comparable prior period primarily reflects an increase in expenditures for new stores and information systems.

     Cash provided by financing activities was $1.4 million in the six months versus net cash used for investing activities of $116.7 million last year. This year's amount consists of $1.8 million in proceeds from the exercise of stock options; offset by $0.5 million of principal payments on the Suffern facility mortgage. Last year the Company completed its tender offer on October 30, 2002, using approximately $121 million to repurchase outstanding shares of its common stock.

     The Company plans to spend approximately $21 million on capital expenditures during the last six months of fiscal 2004, including approximately $10 million for the chain-wide point of sale system rollout, primarily in the fourth quarter of fiscal 2004. This compares to approximately $10 million of capital expenditures in the second half of fiscal 2003, not including purchase of the Suffern facility (see Note 6).

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2004 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures.

     The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of its business, the Company enters into operating leases for its store locations and utilizes letters of credit principally for the importation of merchandise. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

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


Item 4 -- CONTROLS AND PROCEDURES


     The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of the Company's current disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

     Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report. There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

     The company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company's website, www.dressbarn.com (under the "Governance" caption) and was included as Exhibit 14 to the Company's Annual Report on Form 10-K for its fiscal year ended July 26, 2003. The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company's principal executives offices.

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

     On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California for the past four years. The complaint alleges that Dress Barn improperly classified these employees as "salaried exempt." Plaintiff's argument is that if the employee spent 50% or more of their time doing work similar to that done by hourly associates, they should be entitled to overtime, etc. The Company does not expect the outcome to have a material adverse effect on the Company's consolidated financial condition, results of its operations or cash flows.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


Exhibit                      Description

31.1  Certification   of  David  R.  Jaffe  pursuant  to  Section  302  of  the
       Sarbanes-Oxley Act of 2002

31.2  Certification   of  Armand  Correia   pursuant  to  Section  302  of  the
       Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company filed one report on Form 8-K during the quarter ended January 24, 2004.


Date Filed                   Description

November 19, 2003            Release of First Quarter Results




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