Form 10-Q
period 2004-04-24
DRESS BARN INC
filed 2004-06-08
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 24, 2004              Commission file number 0-11736


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

                 .05 par value 29,625,179 shares on June 2, 2004

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 24, 2004
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number

                   Part I. FINANCIAL INFORMATION (Unaudited):

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets
                           April 24, 2004 (unaudited)
                           and July 26, 2003                               I-3

                           Condensed Consolidated Statements of Earnings (unaudited) for the Thirteen weeks ended
                           April 24, 2004 and April 26, 2003               I-4

                           Condensed Consolidated Statements of Earnings (unaudited) for the Thirty-nine weeks ended
                           April 24, 2004 and April 26, 2003               I-5

                           Condensed Consolidated Statements of Cash Flows (unaudited) for the Thirty-nine weeks ended
                           April 24, 2004 and April 26, 2003               I-6

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                 I-7 through I-11

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                       I-12 through I-18

Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                              I-19

Item 4            Controls and Procedures                                 I-19


                           Part II. OTHER INFORMATION:

Item 1.             Legal Proceedings                                     I-20

Item 6.             Exhibits and Reports on Form 8-K                      I-21

                    Signatures                                            I-21

Item 1 - FINANCIAL STATEMENTS

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Amounts in thousands, except share data
                                                                                     April 24,                 July 26,
                                                                                          2004                     2003
                                                                         ----------------------        -----------------
ASSETS
Current Assets:                                                                    (unaudited)
     Cash and cash equivalents                                                         $66,248                  $37,551
     Marketable securities and investments                                             127,103                  113,897
     Merchandise inventories                                                           112,636                  110,348
     Prepaid expenses and other                                                          6,586                    9,112
                                                                         ----------------------        -----------------
        Total Current Assets                                                           312,573                  270,908
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                   45,391
     Leasehold improvements                                                             64,083                   61,014
     Fixtures and equipment                                                            177,754                  163,407
     Computer software                                                                  22,108                   19,369
     Automotive equipment                                                                  746                      756
                                                                         ----------------------        -----------------
                                                                                       310,082                  289,937
     Less accumulated depreciation
       and amortization                                                                173,525                  154,033
                                                                         ----------------------        -----------------
                                                                                       136,557                  135,904
                                                                         ----------------------        -----------------
Deferred Income Taxes                                                                    8,620                   11,255
                                                                         ----------------------        -----------------
Other Assets                                                                             7,464                    4,896
                                                                         ----------------------        -----------------
                 TOTAL ASSETS                                                         $465,214                 $422,963
                                                                         ======================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                          $83,751                 $ 65,090
     Accrued salaries, wages and related expenses                                       20,422                   18,882
     Litigation accrual (see note 8)                                                    35,911                   35,592
     Other accrued expenses                                                             32,254                   28,134
     Customer credits                                                                    8,792                    7,284
     Income taxes payable                                                                4,197                    7,088
     Current portion of long-term debt                                                   1,019                      979
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      186,346                  163,049
                                                                         ----------------------        -----------------
Long-Term Debt (see note 7)                                                             32,252                   33,021
                                                                         ----------------------        -----------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
      Issued and outstanding- 29,606,679 and
             29,169,559 shares, respectively                                             1,480                    1,458
     Additional paid-in capital                                                         61,733                   58,200
     Retained earnings                                                                 183,966                  167,297
     Accumulated other comprehensive (loss)                                               (563)                     (62)
                                                                         ----------------------        -----------------
                                                                                       246,616                  226,893
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $465,214                 $422,963
                                                                         ======================        =================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Third Quarter (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen Weeks Ended
                                                                            ------------------------------------------
                                                                                        April 24,           April 26,
                                                                                             2004                2003
                                                                            ------------------------------------------
     Net sales                                                                           $183,331            $165,692
     Cost of sales, including
       Occupancy and buying costs                                                         119,080             110,354
                                                                            ------------------------------------------

     Gross profit                                                                          64,251              55,338

     Selling, general and
       administrative expenses                                                             50,388              46,973
     Depreciation and amortization                                                          4,963               5,193
                                                                            ------------------------------------------

     Operating income                                                                       8,900               3,172

     Interest income                                                                          553                 507
     Interest expense                                                                      (1,347)                 -
     Other income                                                                             381                 398
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                      8,487               4,077

     Provision for income taxes                                                             3,098               1,468
                                                                            ------------------------------------------

     Net earnings                                                                          $5,389              $2,609
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.18               $0.09
                                                                            ==========================================
            Diluted                                                                         $0.18               $0.09
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,522              29,125
                                                                            ==========================================
            Diluted                                                                        30,370              29,847
                                                                            ==========================================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - Nine Months (unaudited) Amounts
in thousands, except per share amounts
                                                                                      Thirty-Nine Weeks Ended
                                                                            -----------------------------------------
                                                                                        April 24,          April 26,
                                                                                             2004               2003
                                                                            -----------------------------------------
     Net sales                                                                           $546,928           $518,990
     Cost of sales, including
       Occupancy and buying costs                                                         350,237            337,325
                                                                            -----------------------------------------

     Gross profit                                                                         196,691            181,665

     Selling, general and
       administrative expenses                                                            152,102            142,671
     Depreciation and amortization                                                         17,415             17,225
                                                                            -----------------------------------------

     Operating income                                                                      27,174             21,769

     Interest income                                                                        1,767              2,891
     Interest expense                                                                      (3,918)                -
     Other income                                                                           1,144                398
                                                                            -----------------------------------------

     Earnings before provision for
          income taxes                                                                     26,167             25,058

     Provision for income taxes                                                             9,498              9,022
                                                                            -----------------------------------------

     Net earnings                                                                         $16,669            $16,036
                                                                            =========================================

     Earnings per share:
            Basic                                                                           $0.57              $0.50
                                                                            =========================================
            Diluted                                                                         $0.56              $0.49
                                                                            =========================================

     Weighted average shares outstanding:
            Basic                                                                          29,343             31,903
                                                                            =========================================
            Diluted                                                                        30,031             32,656
                                                                            =========================================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                             Thirty-Nine Weeks Ended
                                                                                         ---------------------------------
                                                                                                April 24,       April 26,
                                                                                                     2004            2003
                                                                                         ---------------------------------
Operating Activities:
Net earnings                                                                                      $16,669         $16,036
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                17,415          17,225
      Change in deferred income taxes                                                               2,635              71
      Deferred compensation                                                                            67               -
Changes in assets and liabilities:
      Increase in merchandise inventories                                                          (2,288)         (5,406)
      Decrease in prepaid expenses and other                                                        2,526             360
      Increase in other assets                                                                     (2,568)           (909)
      Increase in accounts payable- trade                                                          18,661             819
      Increase in accrued salaries, wages and related expenses                                      1,540             780
      Increase in other accrued expenses                                                            4,120           3,136
      Increase (decrease) in litigation accrual                                                       319            (362)
      Increase in customer credits                                                                  1,508           1,014
      (Decrease) in income taxes payable                                                           (2,891)         (1,052)
                                                                                         ---------------------------------
        Total adjustments                                                                          41,044          15,676
                                                                                         ---------------------------------

        Net cash provided by operating activities                                                  57,713          31,712
                                                                                         ---------------------------------

Investing Activities:
    Purchases of property and equipment - net of allowances                                       (18,068)        (60,348)
    Purchases of marketable securities and investments                                            (70,884)        (22,434)
    Sales and maturities of marketable securities and investments                                  57,177         128,636
                                                                                         ---------------------------------
      Net cash (used in) provided by investing activities                                         (31,775)         45,854
                                                                                         ---------------------------------

Financing Activities:
    Purchase of treasury stock                                                                          -        (120,818)
    Proceeds from Employee Stock Purchase Plan                                                         62              66
    Payment for long-term debt                                                                       (729)             -
    Proceeds from stock options exercised                                                           3,426           4,216
                                                                                         ---------------------------------
      Net cash provided by (used in) financing activities                                           2,759        (116,536)
                                                                                         ---------------------------------

Net increase (decrease) in cash and cash equivalents                                               28,697         (38,970)
Cash and cash equivalents- beginning of period                                                     37,551          83,690
                                                                                         ---------------------------------
Cash and cash equivalents- end of period                                                           66,248          44,720
                                                                                         =================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $9,858          $9,712
                                                                                         ---------------------------------
    Cash paid for interest                                                                           $901               -
                                                                                         ---------------------------------

See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of The Dress Barn Inc. and its wholly owned subsidiaries (the "Company") as of April 24, 2004 and July 26, 2003, the consolidated results of its operations and its cash flows for the thirteen weeks and thirty-nine weeks ended April 24, 2004 and April 26, 2003. The results of operations for a thirteen-week or a thirty-nine period may not be indicative of the results for the entire year.

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


2.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,342,700 shares at an aggregate purchase price of approximately $25.1 million. During the nine months ended April 24, 2004, no shares were repurchased under this authorization. Between April 25, 2004 and the date of this filing the Company repurchased 19,700 shares at a cost of approximately $312,600.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following is a reconciliation of the denominators of the basic and diluted
EPS computations shown on the face of the accompanying condensed consolidated statements of earnings:



                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 24,      April 26,      April 24,       April 26,
Shares in thousands                                              2004           2003           2004            2003
                                                       --------------- -------------- -------------- ---------------
Basic weighted average outstanding shares                      29,522         29,125         29,343          31,903
Dilutive effect of options outstanding                            848            722            688             753
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    30,370         29,847         30,031          32,656
                                                       --------------- -------------- -------------- ---------------
Anti-dilutive options excluded from calculations                    -            150            152             150
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


                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 24,      April 26,      April 24,       April 26,
Dollars in thousands                                             2004           2003           2004            2003
                                                       --------------- -------------- -------------- ---------------
Net earnings                                                   $5,389         $2,609        $16,669         $16,036
Net unrealized gain (loss) on available for sale
    securities                                                   (608)           (85)          (501)           (443)
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                           $4,781         $2,524        $16,168         $15,593
                                                       --------------- -------------- -------------- ---------------



5.  Stock Based Compensation

     At April 24, 2004, the Company has various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted as if the compensation expense was recorded in the financial statements.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards issued prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                              Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                               --------------------                  -----------------------
(in millions, except per share amounts)                       April 24,         April 26,        April 24,         April 26,
                                                                   2004              2003             2004              2003
                                                       ----------------------------------------------------------------------
Net earnings as reported                                         $5,389            $2,609          $16,669           $16,036
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards net of related tax effects                    (557)             (473)          (1,618)           (1,372)
                                                       ----------------------------------------------------------------------

Pro forma net earnings                                           $4,832            $2,136          $15,051           $14,664
                                                       ======================================================================

Earnings per share
     Basic - as reported                                          $0.18             $0.09            $0.57             $0.50
                                                       ----------------------------------------------------------------------
     Basic - pro forma                                            $0.16             $0.07            $0.51             $0.46
                                                       ----------------------------------------------------------------------

     Diluted - as reported                                        $0.18             $0.09            $0.56             $0.49
                                                       ----------------------------------------------------------------------
     Diluted - pro forma                                          $0.16             $0.07            $0.50             $0.45
                                                       ----------------------------------------------------------------------


     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                              --------------------             -----------------------
                                                              April 24,         April 26,        April 24,         April 26,
                                                                   2004              2003             2004              2003
                                                       ----------------------------------------------------------------------
Weighted average risk-free interest rate                           2.7%              3.0%             3.3%              3.0%
Weighted average expected life (years)                             5.0               5.0              5.0               5.0
Expected volatility of the market price of
 the Company's common stock                                       38.3%             43.2%            39.1%             43.2%


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


7.  Long-Term Debt

     In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, in July 2003, borrowed $34 million under a fixed rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company's corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs have been capitalized and are being amortized over the life of the mortgage. Scheduled principal maturities of the mortgage in each of the next five fiscal years are as follows: 2004-$1.0 million; 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million; 2008-$1.2 million and 2009 and thereafter- $28.6 million. Interest expense relating to the mortgage was approximately $.4 and $1.3 million for the three and nine month periods ended April 24, 2004, respectively.


8.  Litigation

     The Company is involved in various routine legal proceedings incident to the ordinary course of business. On May 18, 2000, an action was filed against the Company seeking compensatory and punitive damages for alleged unfair trade practices and alleged breach of contract arising out of negotiations for an acquisition the Company never concluded. The case went to a jury trial in 2003, and a jury verdict of $30 million of compensatory damages was awarded against the Company. On July 7, 2003, the court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest.

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. The Company has also accrued for other pending litigation in its litigation accrual.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Subsequent to April 24, 2004, the Company deposited in an escrow account from its operating funds $38.6 million pending the outcome of the appeal referred to above. The amount deposited includes interest on the unpaid judgment through December 31, 2004. After this funding, the Company's cash and investments were approximately $165 million. This escrow will terminate when a final non-appealable judgment is entered. At that time, the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company.


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


                                     I - 12

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

Results of Operations

     The following table sets forth the percentage change in dollars from last year's comparable periods for the thirteen and thirty-nine week periods ended
April 24, 2004, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:


                                                     Third Quarter                           Nine Months
                                                     -------------                           -----------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net Sales                                        10.6%                                     5.4%
Cost of Sales, including
   Occupancy & Buying                             7.9%        65.0%      66.6%             3.8%       64.0%      65.0%
Gross Profit                                     16.1%        35.0%      33.4%             8.3%       36.0%      35.0%
Selling, General and
   Admin. Expenses                                7.3%        27.5%      28.3%             6.6%       27.8%      27.5%
Depreciation and Amortization                    -4.4%         2.6%       3.2%             1.1%        3.2%       3.3%
Operating Income                                180.6%         4.9%       1.9%            24.8%        5.0%       4.2%
Interest Income                                   9.1%         0.2%       0.4%           -38.9%        0.3%       0.5%
Interest Expense                                     -        -0.7%          -                -       -0.7%          -
Other Income                                     -4.3%         0.2%       0.2%           187.4%        0.2%       0.1%
Earnings Before Income Taxes                    108.2%         4.6%       2.5%             4.4%        4.8%       4.8%
Net Earnings                                    106.6%         2.9%       1.6%             3.9%        3.0%       3.1%


     Net sales for the thirteen weeks ended April 24, 2004 (the "third quarter") increased by 10.6% to $183.3 million from $165.7 million for the thirteen weeks ended April 26, 2003 (the "prior period"). Net sales for the thirty-nine weeks ended April 24, 2004 (the "nine months") increased by 5.4% to $546.9 million from $519.0 million versus the thirty-nine weeks ended April 26 2003 ("last year"). The sales increase for the third quarter was equally split between sales of recently opened stores (compared to sales of stores closed since the beginning of the prior period) and the 7% increase in same store sales versus the prior period. For the nine months the majority of the sales increase came from sales of recently opened stores, as the Company's same store sales increased 2% for the nine months as compared to the prior year's comparable periods. Same store sales are the primary means most retailers use to evaluate their sales performance. Same store sales represented approximately 87% of total sales for the nine months and approximately 86% of the total sales for the third quarter.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's same store sales turned positive in January 2004 and have remained positive for the entire third quarter. That trend continued into May 2004 with same store sales increasing 4% versus the prior year's comparable period. The Company believes these increases were due to an improving economy, the less harsh winter in 2004 compared to 2003 and greater customer acceptance of the Company's more updated and fashionable merchandise assortment and intensified marketing and store presentation efforts. In addition, the Company transitioned its spring merchandise into its stores earlier and had less fall inventory on clearance than last year.

     For both the third quarter and nine months merchandise units sold increased in proportion to the overall sales increase from last year's comparable periods. Merchandise units per transaction increased in the third quarter, combined with an overall increase in sales transactions. The Company believes the increase in the number of customer transactions in the third quarter was the result of a combination of more favorable weather conditions and positive reaction to the Company's merchandising and marketing initiatives. The increase in units per transaction was partially as a result of increased jewelry sales.

     As of April 24, 2004, the Company's total selling square footage was approximately 3% higher than April 26, 2003. The increase in store square footage was primarily due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise. The Company treats combo stores as two store units- one Dress Barn and the other Dress Barn Woman, while single-format stores are treated as one store unit. During the nine months the Company opened 56 new stores, or 106 store units, and closed or relocated 35 underperforming stores, or 53 store units. During the third quarter the Company opened 23 stores, converted 1 store to a combo, and closed or relocated 4 stores, or 7 store units. The majority of the Company's store openings have generally occurred in the first and third fiscal quarters, while the majority of store closings have generally occurred in the second and fourth fiscal quarters.

     As of April 24, 2004, the Company had 793 stores, or 1,346 store units in operation, (186 Dress Barn stores, 54 Dress Barn Woman stores and 553 combo stores), versus 777 stores, or 1,296 store units in operation as of April 26, 2003 (200 Dress Barn stores, 58 Dress Barn Woman stores and 519 combo stores). During the remainder of its fiscal year ending July 31, 2004 ("fiscal 2004") the Company anticipates opening three additional store units and closing approximately 25 store units, ending fiscal 2004 with an approximately 2% growth in net square footage versus the prior year end. For fiscal 2005 the Company is currently projecting net square footage growth in the low single digit percentage range.

     The Company's real estate strategy for the remainder of fiscal 2004 and fiscal 2005 is to continue opening primarily combo stores, while closing its under-performing locations. Store expansion is expected to focus on both expanding in the Company's existing trading markets and developing and expanding into new markets.

     During the third quarter the Company continued its comprehensive national brand image campaign initiated in the first quarter of fiscal 2004 (the "marketing campaign") to strengthen brand awareness as well as bring new customers into its stores and increase its customer traffic. The marketing campaign features full-page ads in national lifestyle magazines, new in-store signage and collateral material. The marketing campaign resulted in approximately $3 million of additional marketing expenses in the nine months versus last year, with virtually all of this increase incurred in the first and third quarters.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross profit ("GP", which represents net sales less cost of goods sold, including occupancy and buying costs) for the third quarter increased by 16.1% to $64.3 million, or 35.0% of net sales, from $55.3 million, or 33.4% of net sales, for the prior period. For the nine months, gross profit increased 8.3%, to $196.7 million, or 36.0% of net sales, from $181.7 million, or 35.0% of net sales, last year. The increase in both periods of GP as a percentage of sales was primarily due to improvements in merchandise margins due to higher initial margins and less markdowns. GP in the second and third quarter additionally benefited from the better than expected sales of spring merchandise at initial retail prices and the lower level of clearance inventory versus last year. In addition, home office occupancy costs were favorably impacted by the purchase of the Suffern facility in January 2003 (see note 6), which generally offset increased depreciation and interest expense. Increased store occupancy costs, including higher rents for new stores, increases in real estate taxes, store expansions and lease renewals were more than offset by the increase in merchandise margins.

     Selling, general and administrative (SG&A) expenses increased by 7.3% to $50.4 million, or 27.5% of net sales, in the third quarter as compared to $47.0 million, or 28.3% of net sales, in the prior period. For the nine months, SG&A expenses increased by 6.6% to $152.1 million, or 27.8% of net sales, versus $142.7 million, or 27.5% of net sales, in the comparable nine-month period. SG&A expenses increased in both periods primarily due to increased store operating costs, primarily selling, benefits and maintenance costs resulting from the increase in the Company's store base. SG&A expenses for the third quarter also included additional costs of compliance with the internal control attestations mandated by the Sarbanes-Oxley Act of 2002. In addition, the previously mentioned marketing campaign added approximately $2 million to SG&A costs in the first quarter and approximately $1 million in the third quarter. The decrease in SG&A as a percentage of net sales for the third quarter was primarily due to sales leverage on SG&A expenses from the 7% increase in same store sales. For the nine-month period, SG&A expenses as a percentage of sales were slightly higher as the same store sales increase of 2% did not provide sufficient leverage to offset the increase in SG&A expenses. The Company continues to control its costs and enhance productivity, partially offsetting the increase in store operating costs.

     The Company currently anticipates an additional $500,000 of SG&A expenses in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 due to the costs of compliance with the internal control attestations mandated by the Sarbanes-Oxley Act of 2002. The Company currently anticipates an additional $500,000 of SGA expenses during the same periods for the chain-wide rollout of a new point of sale register system and wide area communications network.

     Depreciation expense decreased slightly to $5.0 million in the third quarter from $5.2 million in the prior period due to the fully depreciated investment in our headquarters and DC facility which we originally occupied ten years ago. For the nine months, depreciation expense increased to $17.4 million from $17.2 million last year. The increase in depreciation expense reflected higher fixed asset purchases during the last nine months and the additional depreciation from the purchase of the Suffern facility. The depreciation for the Suffern facility is approximately $2 million per year. Depreciation for the fourth quarter is estimated to be approximately $5.5 million.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest income increased 9.1% to $0.6 million in the third quarter and decreased 38.9% to $1.8 million in the nine months versus last year's $0.5 million and $2.9 million, respectively. The increase in the third quarter was primarily due to more funds available for investment versus the prior period due to the Company's positive cash flow during the prior twelve months. Investment rates were significantly lower for both the third quarter and nine month periods versus the prior year's comparable periods.

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

     Principally as a result of the above factors, net income for the third quarter was $5.4 million, or 2.9% of net sales, an increase of 106.6% from $2.6 million, or 1.6% of net sales, in the prior period. Net income for the nine months increased 3.9% to $16.7 million, or 3.0% of net sales, versus $16.0 million, or 3.1% of net sales, last year.

     The Company's earnings per share for the nine months were positively impacted by approximately $.03 per share as a result of the tender offer which was completed October 30, 2002. The Company purchased 8,000,000 shares of its common stock under the tender offer, which was approximately 21% of the outstanding shares, at $15 per share.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to inventories, investments, long-lived assets, income taxes and claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to the Note 1 to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended July 26, 2003, filed with the Commission on October 22, 2003.to for a discussion of the Company's critical accounting policies and estimates.


Liquidity and Capital Resources

     Net cash provided by operations was $57.7 million for the nine months compared with $31.7 million during last year's comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for deferred taxes, depreciation and amortization and changes in working capital account balances, specifically the increase in accounts payable, trade due to the timing of vendor payments and an increase in accrued expenses, offset by the seasonal increase in merchandise inventories and an increase in other assets. An additional source of cash from operations is the sale of gift certificates that are not redeemed during the same fiscal period. For the nine months this resulted in additional cash flow from operations of $1.5 million versus $1.0 million last year. Approximately 50% of the Company's annual sales of gift certificates are during the holiday season, the weeks between Thanksgiving and Christmas. During this year's holiday season, sales of gift certificates increased approximately 15% from the prior year's comparable period. Sales of gift certificates are recorded as a liability until they are redeemed.

     Investing activities consist primarily of two components: capital expenditures; and purchases, sales and maturities of marketable securities and investments. During the nine months, the Company used $31.8 million in its investing activities from internally generated funds, consisting of $18.1 million in capital expenditures (versus $60.3 million last year which included $45.3 million for the purchase of the Suffern facility (see Note 6)) and $13.7 million of net purchases of marketable securities and investments. In last year's nine months the Company sold a net of $106.2 million of marketable securities and investments, as additional funding was required for the tender offer (see note 2 for additional information) and the purchase of the Suffern facility.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the nine months, the Company spent $18.1 million on capital expenditures, including approximately $11.9 million for leasehold improvements, net of landlord allowances, POS registers and related programming, fixtures and equipment principally for new store facilities, approximately $4.2 million for improvements to existing stores, and $2.0 million for improvements to its distribution and corporate facilities and information systems. The increase in capital expenditures from last year's comparable period was $15.0 million (not including the purchase of the Suffern facility),which primarily reflects an increase in information system expenditures, both for the stores' POS system and corporate infrastructure.

     Cash provided by financing activities was $2.8 million in the nine months versus net cash used for investing activities of $116.5 million last year. This year's amount consists of $3.4 million in proceeds from the exercise of stock options, offset by $0.7 million of principal payments on the Suffern facility mortgage. Last year the Company completed its tender offer on October 30, 2002, using approximately $121 million to repurchase outstanding shares of its common stock.

     The  Company   plans  to  spend   approximately   $12  million  on  capital
expenditures during the fourth quarter of fiscal 2004, primarily for the chain-wide point of sale system rollout. This compares to approximately $3 million of capital expenditures in the fourth quarter of fiscal 2003.

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2004 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures.

     Subsequent to the end of the third quarter, as required as part of an outstanding legal judgment (see note 8) the Company deposited $38.6 million in an escrow account, utilizing its operating funds. After this funding, the Company's cash and investments were approximately $165 million.

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

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates.
The portfolio consists primarily of municipal bonds that can be readily converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The Company holds no options or other derivative instruments.

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended July 26, 2003.


Item 4 -- CONTROLS AND PROCEDURES


     The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of the Company's current disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

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

     The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the Company's website, www.dressbarn.com (under the "Governance" caption) and was included as Exhibit 14 to the Company's Annual Report on Form 10-K for its fiscal year ended July 26, 2003. The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company's principal executive offices.

                           Part II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS

     On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut, Stamford Judicial District, seeking compensatory and punitive damages for alleged unfair trade practices and alleged breach of contract arising out of negotiations before Bedford Fair Industries' Chapter 11 bankruptcy filing for the acquisition of the Bedford Fair business which the Company never concluded.

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

     Subsequent to April 24, 2004, the Company deposited in an escrow account $38.6 million, pending the outcome of the appeal. The amount deposited includes interest on the unpaid judgment through December 31, 2004. The Company has agreed each calendar quarter (beginning January 1, 2005) to fund to the escrow account $800,000 representing quarterly interest on the unpaid judgment, less the escrow account's investment income during the prior calendar quarter, until a final non-appealable judgment is entered by the appropriate court. At that time the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company.

     On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California for the past four years. The complaint alleges that Dress Barn improperly classified these employees as "salaried exempt." Plaintiff's argument is that if the employee spent 50% or more of their time doing work similar to that done by hourly associates, they should be entitled to overtime, etc. The Company does not expect the outcome of this lawsuit to have a material adverse effect on the Company's consolidated financial condition, results of its operations or of its cash flows.

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

31.1 Certification of David R. Jaffe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Armand Correia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



         (b) The Company filed one report on Form 8-K during the quarter ended April 24, 2004.


Date Filed                   Description

February 11, 2004            Release of Second Quarter Results




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