Form 10-K
period 2004-07-31
DRESS BARN INC
filed 2004-10-15
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004          Commission file number 0-11736

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

As of October 13, 2004, 29,660,087 shares of common shares were outstanding. The aggregate market value of the common shares (based upon the October 13, 2004 closing price of $17.73 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $387.4 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 7,808,105 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 17, 2004 are incorporated into Parts I and III of this Form 10-K.

                                   Cover Page

                              THE DRESS BARN, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 31, 2004
                                TABLE OF CONTENTS

                           SECTION                                                                    PAGE #
PART I
         Item 1            Business
                                    General                                                                4
                                    Company Strengths and Strategies                                       4
                                    Merchandising                                                          7
                                    Buying and Distribution                                                8
                                    Store Locations and Properties                                         8
                                    Operations and Management                                             10
                                    Advertising and Marketing                                             11
                                    Management Information Systems                                        11
                                    Trademarks                                                            11
                                    Employees                                                             12
                                    Seasonality                                                           12
                                    Forward-Looking Statements and Factors Affecting Future               12
                                        Performance
         Item 2            Properties                                                                     14
         Item 3            Legal Proceedings                                                              15
         Item 4            Submission of Matters to a Vote of Security Holders                            15
         Item 4A           Executive Officers of the Registrant                                           16

PART II
         Item 5            Market for Registrant's Common Stock,
                                    Related Security Holders Matters and Issuer
                                    Purchases of Equity Securities                                        17

         Item 6            Selected Financial Data                                                        19
         Item 7            Management's Discussion and Analysis of                                        20
                               Financial Condition and Results of Operations
         Item 7A           Quantitative and Qualitative Disclosures About Market Risk                     28
         Item 8            Financial Statements and Supplementary Data                                    28
         Item 9            Changes in and Disagreements with Accountants                                  28
                               on Accounting and Financial Disclosure
         Item 9A           Controls and Procedures                                                        28
         Item 9B           Other Information                                                              29

PART III
         Item 10           Directors and Executive Officers of the Registrant                             30
         Item 10 A         Code of Business Conduct and Ethics                                            30
         Item 11           Executive Compensation                                                         30
         Item 12           Security Ownership of Certain Beneficial Owners                                30
                                    and Management
         Item 13           Certain Relationships and Related Transactions                                 30

         Item 14           Principal Accountant Fees and Services                                         30

 PART IV
         Item 15           Exhibits and  Financial Statement Schedules                                    31


                                    PART I

ITEM 1.  BUSINESS

General

     The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company", or "dressbarn") operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The Company differentiates itself from (i) off-price retailers by its carefully edited selection of unique, in-season, first-quality merchandise, service-oriented salespeople and its comfortable shopping environment, (ii) department stores by its value pricing, sales and convenient locations and (iii) other specialty apparel retailers by its unique, lifestyle-oriented merchandise and its continuous focus on Dress Barn's target customer. As part of this focus, the Company has successfully developed its own brand, which constituted virtually all of its net sales for the fiscal year ended July 31, 2004 ("fiscal 2004").

     The Company operates primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and larger-sized Dress Barn Woman merchandise, as well as freestanding Dress Barn and Dress Barn Woman stores. As of July 31, 2004, the Company operated 776 stores in 45 states and the District of Columbia, consisting of 545 Combo Stores, 178 Dress Barn stores and 53 Dress Barn Woman stores. The Dress Barn and Dress Barn Woman stores average approximately 4,500 and approximately 4,000 square feet, respectively, and the Combo Stores average approximately 8,500 square feet.


Company Strengths and Strategies

     Dress Barn strives to be the preferred career and casual women's specialty store for the moderate customer (size 4 to 24), providing differentiated current fashion merchandise at value prices in a comfortable easy to shop environment with a strong focus on sales. The Company caters to the time-pressured working women who want their shopping trips to be efficient by offering one stop shopping from career to casual sportswear, as well as dresses, suits, special occasion clothing, accessories, jewelry and shoes. To accommodate this customer, the Company locates its stores primarily in nearby strip shopping centers and operates most of these stores seven days and six nights a week. The Company seeks to maintain a distinct fashion point of view, with unique merchandise not found at other stores, editing its assortments frequently in accordance with its targeted customer's tastes. Merchandise is arranged conveniently by lifestyle and category. Customers develop a high degree of confidence that they will quickly find the styles that match their preferences. This, along with attentive service, which Dress Barn is known for, helps to create a loyal repeat customer.

     The Company same store sales increased 1.9% in fiscal 2004 after declines in both fiscal 2003 and 2002. To achieve continued growth in same store sales, the Company strategy is to increase customer traffic to its store locations by
(a) bringing into its stores more unique, fashion-forward quality merchandise not found at its competitors while maintaining its value prices, (b) investing in technology and training to enhance its already well-known friendly sales and the product knowledge of its sales associates and (3) increasing its marketing and advertising budget as a percentage of sales, to focus on communicating the brand, as an image and a lifestyle, and on special promotions and rewards to current and potential customers and its Dress Barn credit card holders.

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

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value, focusing on its target customer - fashion minded working women. The Company has built its brand image as a core resource for a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to its customers' needs. The Company's over 775 store locations in 45 states provide it with a nationally recognized brand name. The Company has developed long-standing relationships with its existing customers, enjoying strong customer loyalty.

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

     To strengthen the Company's brand image and marketing effectiveness, the Company has moved away from reliance on weekly newspaper advertising in favor of targeted national magazine advertising and expanded direct mail. In addition, the Company increased its marketing spending to 1.6% of sales in fiscal 2004 from 1.4% of sales in fiscal 2003. The Company advertises in approximately 10 national magazines, using ads design to enhance brand awareness as well as bring in new customers into its stores. The Company is also a national sponsor for the American Cancer Society, and the marketing department has an active public relations effort, which has led to more public awareness through increased press coverage for Dress Barn.

     The Company's merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to its customers' demands. The Company believes it offers its customers unique merchandise, generally fashion forward with constantly updated looks and colors. The merchandise mix has evolved to a more updated contemporary style, shifting in focus from structured, career looks to softer outfit dressings and assortments. The Company has upgraded its fabrications, offering value, style and fashion while maintaining its quality and price points. The Company attempts to insure its merchandise sizes are true, with consistent sizing; easy to care for and of quality construction.

     The Company's stores continue to reflect newness and fashion, with key items in depth accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. The Company has a new store design that features an easier to shop layout, warmer colors and new wood fixtures for enhanced merchandise presentation. During fiscal 2004, the Company utilized this design in its newly opened stores and updated approximately 12 stores to this new design; the Company plans to update or completely remodel approximately 15 of its store locations during its fiscal year ending July 30, 2005 ("fiscal 2005"). At the end of fiscal 2004, more than half of the Company stores feature this new design.

     Dress Barn continues to invest in technology to improve merchandising and sales, reduce costs and enhance productivity. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. The Company upgraded its back-office store system software to include such features as inventory scanning, quick credit approval for new applications, automated new hire entry and store email. The Company utilizes a DVDi Learning Management System (LMS), where sales associates are able to take tests and the Company plans to have the results tracked centrally for consistency across all of its stores In addition, the Company began a rollout of a new point-of-sale system with many enhanced features to all its stores in the fourth quarter of fiscal 2004, which was completed in the first quarter of fiscal 2005. This rollout included the installation of a wide area network. This new system allows the Company to add functionality to its POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. The Company's distribution center systems continue to be refined to reduce per-unit distribution costs.

     All aspects of Dress Barn's stores are designed to be responsive to the Dress Barn customer. In past customer surveys, sales was viewed as superior to its competition and was a competitive advantage. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited coordinated merchandise arranged for ease of shopping, comfortable store environment and friendly sales embody Dress Barn's strong focus on its customers. Dress Barn's training program encourages its sales associates to assist customers in a low-key and friendly manner. The Company has various programs to recognize and reward its best sales associates. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.

     The Company continually seeks to reduce costs in all aspects of its operations and to create cost-consciousness at all levels. The Company believes that its highly liquid cash and investments and its internally generated funds provide a competitive advantage that enables the Company to pursue its long-term strategies regarding new stores, capital expenditures and marketing and brand development.

     In January 2003, the Company, through a wholly owned subsidiary, purchased for approximately $45.3 million a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. The acquisition of the Suffern Facility provides flexibility for future expansion and has resulted in significant savings in its home office and distribution center occupancy costs.

     Based on the economic success of its larger size Combo Stores, most fiscal 2005 store openings will be Combo Stores between 7,000 and 8,000 square feet. Combo Stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. The Company has in the past also purchased locations from bankrupt retailers, some of which were too small for a Combo and were opened as freestanding locations. Of the 53 stores the Company opened during fiscal 2004, 48 were Combo locations and 5 were freestanding locations. The Company has an ongoing program of converting its older freestanding stores to Combo Stores. Six stores were converted to Combo stores during fiscal 2004. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and outlet locations. In fiscal 2005, the Company plans to open approximately 50 new stores and convert a few existing stores to Combo Stores, including expanding into new markets.

     In conjunction with its strategy of adding mostly Combo Stores, the Company continues to close or relocate its underperforming locations and closed 47 such locations during fiscal 2004, compared to 28 closed in fiscal 2003. The Company also plans to close approximately 30 to 40 more such locations in fiscal 2005. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording the Company greater flexibility to close certain underperforming stores. The Company's continued opening of new stores, net of store closings, resulted in an aggregate store square footage increase of approximately 1.2% in fiscal 2004, after a 4.5% increase in fiscal 2003. Net of store closings, the Company currently plans to increase its aggregate store square footage in the low single-digits in fiscal 2005.

     The Company's marketing programs focus on developing stronger relationships with its existing customers, increasing their loyalty by making them feel better about Dress Barn. Concurrently, the programs try to create awareness among those who are not already customers and inspire them to visit its stores and see what Dress Barn has to offer. One major asset is the Dress Barn credit card; with almost 2.7 million cardholders, the Company continues to segment its best customers and target them with exclusive offers and recognition. The credit card purchasing information, combined with transactional data from the stores, has created a customer database for our customer relationship management ("CRM") system. The CRM database tracks customer transactions, with the ability to target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The CRM database is used for the Company's direct mail program, providing more productive direct mail lists as well as targeting potential customers within each store's trading area and for new stores.

     The Company utilizes its web site (www.dressbarn.com) for reinforcing store promotions and providing store and product information, helping to drive store traffic and communicate with its retail customers. In addition, the Company sells gift certificates on its website.

Merchandising

     Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of Keith Fulsher, the General Merchandise Manager, and six additional merchandise managers. The Company utilizes a Visual Merchandising Department to communicate various floorsets and presentations to the stores. The Company generally has six complete floorset changes per year to keep its merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the volume of a particular store. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality, in-season merchandise, with approximately 60% of the Company's sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of the Company's sales volume includes of dresses, suits, blazers, outerwear and accessories. In fiscal 2003, sportswear accounted for approximately 65% of sales volume. The decrease in fiscal 2004 was due primarily to increases in the jewelry and blouse categories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise. The Company's Petite departments feature merchandise similar to Dress Barn merchandise in petite sizes. In addition to the Company's broad assortment of career and casual wear, the Company offers other items including in selected stores hosiery, handbags and shoes. There are separate merchandising teams for Dress Barn and Dress Barn Woman.

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

     The Company continues to expand the number of its stores with shoe and petite-size departments. As of July 31, 2004, 340 stores had shoe departments and 198 stores featured petites.


Buying and Distribution

     Buying is conducted on a departmental basis for Dress Barn and Dress Barn Woman by the Company's staff of over 45 buyers and assistant buyers supervised by the General Merchandise Manager and six merchandise managers. The Company also uses independent buying representatives in New York and overseas. The Company obtains its merchandise from approximately 200 vendors, and no vendor accounted for over 5% of the Company's purchases. In fiscal 2004, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of the Company's import purchases. Typical lead times for the Company in making purchases from its vendors range from approximately one month for items purchased domestically versus up to six months for merchandise purchased overseas.

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


Store Locations and Properties

     As of July 31, 2004, the Company operated 776 stores in 45 states and the District of Columbia. 492 of the stores were conveniently located in strip centers and 225 stores were located in outlet centers. During fiscal 2004, no store accounted for as much as 1% of the Company's total sales. The table below indicates the type of shopping facility in which the stores were located:


                                                                                   Dress Barn
                                                              Dress Barn                Woman              Combo
      Type of Facility                                            Stores               Stores             Stores            Total

Strip Shopping Centers                                               105                   26                361              492
Outlet Malls and Outlet Strip Centers                                 47                   22                156              225
Free Standing, Downtown and Enclosed Malls                            26                    5                 28               59(1)

Total                                                                178                   53                545              776


 (1) Includes 29 downtown locations

         The table on the following page indicates the states in which the stores operating on July 31, 2004 were located, and the number of stores in each state:

Location                                                                    DB                DBW              Combos
                                                                           ---                ---                 ---
Alabama                                                                      -                  -                   7
Arizona                                                                      1                  -                   9
Arkansas                                                                     -                  -                   4
California                                                                  17                  2                  31
Colorado                                                                     3                  1                  10
Connecticut                                                                  6                  3                  20
District of Columbia                                                         2                  1                   1
Delaware                                                                     2                  1                   3
Florida                                                                     12                  2                  14
Georgia                                                                      2                                     20
Idaho                                                                        -                  -                   3
Illinois                                                                     3                  1                  29
Indiana                                                                      4                  -                  11
Iowa                                                                         -                  -                   6
Kansas                                                                       -                  -                   6
Kentucky                                                                     1                  -                   7
Louisiana                                                                    -                  -                  10
Maine                                                                        2                  1                   -
Maryland                                                                     6                  3                  19
Massachusetts                                                                7                  2                  25
Michigan                                                                     7                  1                  22
Minnesota                                                                    -                  -                  11
Mississippi                                                                  -                  -                   6
Missouri                                                                     4                  2                  18
Nebraska                                                                     -                  -                   4
Nevada                                                                       1                  -                   5
New Hampshire                                                                -                  -                   6
New Jersey                                                                  17                  8                  24
New Mexico                                                                   -                  -                   1
New York                                                                    24                  5                  39
North Carolina                                                               8                  4                  17
North Dakota                                                                 -                  -                   1
Ohio                                                                         3                  -                  17
Oklahoma                                                                     1                  -                   2
Oregon                                                                       2                  2                   4
Pennsylvania                                                                18                  6                  23
Rhode Island                                                                 1                  -                   3
South Carolina                                                               4                  1                  11
Tennessee                                                                    3                  2                  11
Texas                                                                        5                  1                  42
Utah                                                                         -                  -                   4
Vermont                                                                      -                  -                   2
Virginia                                                                     9                  3                  20
Washington                                                                   2                  1                   5
West Virginia                                                                -                  -                   2
Wisconsin                                                                    1                  -                  10

Total                                                                      178                 53                 545
                                                                           ---                ---                 ---

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

     The Company's stores are designed to create a comfortable and pleasant shopping environment for its customers. Merchandise and displays at all stores are set up according to uniform guidelines and plans distributed by the Company. The Company's merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer models wearing outfits coordinated from among the stores' fashion offerings. The Company's interior graphics and racktop signs are designed to provide for a more open and easier to shop environment.

     All stores are directly managed and operated by the Company. The store manager staffs each store with at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. Dress Barn employs 10 Regional Sales Managers and approximately 100 District Sales Managers. District Sales Managers visit each store on a regular basis to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures.

     The Company motivates its sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) its DVDi LMS training system (ii) ongoing DVD training and (iii) one-on-one training of sales associates by store managers and district sales managers.

         Almost 70% of the Company's sales in fiscal 2004 and fiscal 2003 were paid for by credit card, with the remainder being paid by cash or check. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn card but pays a percentage of sales as a service charge. As of July 31, 2004, the number of cardholders was approximately
2.7 million. The average dollar value per transaction on the Dress Barn credit card during fiscal 2004 was approximately 50% greater than the average dollar value of all other transactions, versus 30% in fiscal 2003 and represented approximately 20% of the Company's sales in fiscal 2004. The increase in the average dollar value per transaction in 2004 was due to higher units per transaction.

         Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings.

Advertising and Marketing

     As the lifestyles of its customers changed, the Company determined it was more cost effective to utilize direct mail to communicate its promotions and merchandise focuses to its customers, supplemented with selected "image"
advertising in national magazines. The Company has increased and continues to increase its direct mail program. The Company utilizes a customer relationship management ("CRM") program to track customer transactions and use as a basis for its direct mail efforts. The Company believes focused, targeted marketing utilizing direct mail is the most effective means to reach and build relationships with its customers as well as drive customers into its stores. The marketing department sends "Fashion Flashes" to the stores which contain full color pictures of coordinated merchandise groups and facts about the products, boosting employee product knowledge.

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


Management Information Systems

     The Company has made a significant investment in technology to improve sales, gain efficiencies and reduce operating costs. Dress Barn has a management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale system with price look-up capabilities for both inventory and sales transactions. The Company installed a new wide area network in fiscal 2004. In addition, the Company began a rollout of a new point-of-sale ("POS") system with many enhanced features to all its stores in the fourth quarter of fiscal 2004, which was completed in the first quarter of fiscal 2005. This rollout included the installation of a wide area network. This new system allows the Company to add functionality to its POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. In addition, Company began to sell gift cards and use merchandise credit cards in the first quarter of fiscal 2005.

     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels, organized by department, class, vendor, style, color and store. The system enables the Company to mark down slow-moving merchandise or efficiently transfer it to stores selling such items more rapidly. The Company analyzes historical hourly and projected sales trends to efficiently schedule store personnel, minimizing labor costs while allowing for a high level of sales. The Company believes that investments in technology enhance operating efficiencies and position Dress Barn for future growth. The Company utilizes a DVDi Learning Management System (LMS), where sales associates are able to take tests for consistency across all of its stores. The LMS system was part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.


Trademark

     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise (Dress Barn(R) and Westport Ltd.(R)). During fiscal 2003, the Company filed applications to register a number of additional trademarks, the most significant being dressbarn(R) and its new logo. In fiscal 2004, the dressbarn(R) trademark registration was completed. The Company believes its Dress Barn(R) and dressbarn(R) trademarks are materially important to its business. The Company operates a small number of outlet stores under the names Westport Ltd.(R) and SBX.

Employees


     As of July 31, 2004, the Company had approximately 8,500 employees of whom approximately 5,000 worked part time. The decrease in employees from fiscal 2003 was the result of fewer part time employees utilized by the Company. A number of temporary employees are usually added during the peak selling periods. None of the Company's employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.


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

     The Company's continued success is largely dependent on the efforts and abilities of its senior management team. Also, the continued success of the Company will depend upon a number of factors, including the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs, and maintenance of the productivity of the existing store base. In addition, the Company must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of its growth. The failure of the Company to open new Combo Stores on a timely basis, attract qualified management and personnel or appropriately adjust operational systems and procedures would adversely affect the Company's future operating results. In addition, there can be no assurance that the opening of new Combo Stores in existing markets will not have an adverse effect on sales at existing stores in these markets. There can be no assurance that the Company will be able to successfully implement its growth strategy of continuing to introduce the Combo Stores or to maintain its current growth levels.

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

     The Company imports a significant portion of its merchandise from manufacturers in Asia, the Middle East and Africa, among others. Importing involves risks including potential disruptions resulting from economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise. The Company's ability to manage the importing of goods from overseas, their production, timing of deliveries and US Customs-related compliance is an important component of its merchandising strategy. Failure of the Company to manage its import activities would have an adverse effect on the Company's financial condition and results of operations. The effect of the expiration of quotas in January 2005 on the Company's result of operations is uncertain.

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


ITEM 2.  PROPERTIES

     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more 5-year options to extend the lease. The table on the following page, covering all stores operated by the Company on July 31, 2004, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                                        Leases                    Number with                  Number Without
Fiscal Years                                           Expiring                 Renewal Options                Renewal Options

2005                                                      143                          80                            63
2006                                                      139                         122                            17
2007-2009                                                 363                         319                            44
2010 and thereafter                                       131                         118                            13
                                                          ---                         ----                -          --

Total                                                     776                         639                            137
                                                          ---                         ---                            ---

     New store leases generally provide for a base rent of between $15 and $25 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. The Company's aggregate minimum rentals under operating leases in effect at July 31, 2004, and excluding locations acquired after July 31, 2004, for fiscal 2005 are approximately $92 million. In addition, the Company is also responsible under its store leases for it's pro rata share of maintenance expenses and common charges in strip and outlet centers.

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


ITEM 3.  LEGAL PROCEEDINGS

     On May 18, 2000, Alan M. Glazer, GLZR Acquisition Corp. and Bedford Fair Industries, Ltd. commenced an action against the Company in the Superior Court of Connecticut, Stamford Judicial District, seeking compensatory and punitive damages in an unspecified amount for alleged unfair trade practices and alleged breach of contract arising out of negotiations for the acquisition of the Bedford Fair business which the Company never concluded.

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The court, on July 7, 2003, entered a judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company continues to strongly believe there is no merit in the jury verdict and both sides have appealed. The appeal is expected to be heard by the Supreme Court of the State of Connecticut towards the end of calendar 2004.

     On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California. The complaint alleges that Dress Barn improperly classified these employees as "salaried exempt." The Company is in settlement discussions with the plaintiff. Whether or not the settlement is effected, the Company does not expect the outcome to have a material adverse effect.

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

    ITEM 4A.  Executive Officers of the Registrant

     The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:

Name                                Age               Positions

Elliot S. Jaffe                     78          Chairman of the Board,
                                                Co-Founder and Director
David R. Jaffe                      45          President, Chief Executive
                                                Officer and Director
Vivian Behrens                      51          Senior Vice President and Chief
                                                Marketing Officer
Armand Correia                      58          Senior Vice President and Chief
                                                Financial Officer
Keith Fulsher                       50          Senior Vice President
                                                And General Merchandise Manager
Eric Hawn                           54          Senior Vice President
                                                Store Operations
Elise Jaffe                         49          Senior Vice President
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

     Ms. Behrens started with the Company in September 2002 as Senior Vice President, Marketing. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc.
Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was a member of the Company's Board of Directors from 2001 to 2002.

     Mr. Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Fulsher has been with the Company for over ten years, serving as Merchandise Manager, Sportswear, before being promoted to Senior Vice President and General Merchandise Manager in February 2002. Previously he was at Macy's for 18 years, leaving as Group Vice-President of Better Sportswear.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK,  RELATED SECURITY HOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES


Market Prices of Common Stock


     The Common Stock of The Dress Barn, Inc. (the "Company") is traded over-the-counter on the NASDAQ National Market System under the symbol DBRN.

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

                                                      Fiscal 2004                        Fiscal 2003
                                                       Bid Prices                          Bid Prices
                                                   High           Low                  High          Low
Fiscal Period
         First Quarter                              $14.53        $12.30                $15.90       $11.06
         Second Quarter                             $15.87        $13.90                $16.19       $13.09
         Third Quarter                              $18.72        $14.74                $15.00       $12.43
         Fourth Quarter                             $18.10        $15.56                $15.23       $12.20


Number of Record Holders


     The number of record holders of the Company's common stock as of October 1, 2004 was approximately 2,100.


Dividend Policy


     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans


     The following table summarizes our equity compensation plans as of July 31, 2004.

                                                                                                             Number of securities
                                                                                                              remaining available
                                                                                                              for future issuance
                                                                                                                 under equity
                                                                     Number of securities  Weighted average   compensation plans
                                                                       to be issued upon    exercise price        (excluding
                                                                          exercise of       of outstanding   securities reflected
                           Plan Category                              outstanding options       options         in column (a))
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders                       2,673,979           $10.46              3,530,616
Equity compensation plans not approved by security holders                         ---              ---                    ---

                                                                     ..........................................................
Total                                                                        2,673,979           $10.46              3,530,616
                                                                     ==========================================================


Issuer Purchases of Equity Securities(1)
Quarter Ending July 31, 2004


         Period              Total Number of       Average Price Paid       Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                                                           Part of Publicly      Be Purchased Under
                                                                          Announced Plans or        the Plans or
                            Shares Purchased           per Share               Programs             Programs (2)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      May 1, 2004--
      May 31, 2004               19,700                  $15.86                 19,700                2,881,725


(1) The Company has a $75 million Stock Buyback Program (the "Program") which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The Program has no expiration date.

(2) Based on the closing price of $16.75 at July 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in thousands except per share
information
                                                                                 Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                       July 31,         July 26,         July 27,         July 28,         July 29,
                                                           2004             2003             2002             2001             2000
                                                ------------------------------------------------------------------------------------

     Net sales                                        $ 754,903        $ 707,121         $717,136         $695,008         $656,174
     Cost of sales, including
       occupancy and buying costs                       476,952          453,178          453,428          443,426          419,479
                                                ------------------------------------------------------------------------------------

     Gross profit                                       277,951          253,943          263,708          251,582          236,695

     Selling, general and
       administrative expenses                          207,570          192,466          186,375          180,991          165,336
     Depreciation & amortization                         24,645           20,856           23,508           23,916           21,164
     Litigation charge                                       --           32,000               --               --               --
                                                ------------------------------------------------------------------------------------

     Operating income                                    45,736            8,621           53,825           46,675           50,195

     Interest income                                      2,204            3,332            5,458            8,949            7,667
     Interest (expense)                                  (5,289)            (164)              --               --               --
     Other income                                         1,527              779               --               --               --
                                                ------------------------------------------------------------------------------------

        Earnings before
          income taxes                                   44,178           12,568           59,283           55,624           57,862

     Income taxes                                        14,037            4,524           21,342           20,303           21,120
                                                ------------------------------------------------------------------------------------

        Net earnings                                   $ 30,141         $  8,044          $37,941          $35,321          $36,742
                                                ====================================================================================
  Earnings per share - basic (1)                        $  1.02           $  .26           $ 1.04            $ .97            $ .97
                                                ====================================================================================
  Earnings per share - diluted (1)                      $  1.00           $  .25           $ 1.01            $ .94            $ .95
                                                ====================================================================================

Balance sheet data:
     Working capital                                   $146,002         $107,859         $230,959         $197,258         $159,105
     Total assets                                      $461,835         $422,963         $462,997         $411,560         $374,236
     Long-term debt                                     $31,988          $33,021               --               --               --
     Shareholders' equity                              $261,639         $226,893         $334,253         $296,597         $259,561

Percent of net sales:
     Cost of sales, including
       occupancy and buying costs                         63.2%            64.1%            63.2%            63.8%            63.9%
     Gross profit                                         36.8%            35.9%            36.8%            36.2%            36.1%
     Selling, general and
       Administrative expenses                            27.5%            27.2%            26.0%            26.0%            25.2%
     Litigation charge                                       --             4.5%               --               --               --
     Operating income                                      6.1%             1.2%             7.5%             6.7%             7.6%
     Net earnings                                          4.0%             1.1%             5.3%             5.1%             5.6%

(1) All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, distributed May 31, 2002.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


     This  Management's  Discussion  and  Analysis of  Financial  Condition  and
Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "fiscal 2004," "fiscal 2003," and "fiscal 2002" refer to our fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, respectively. Fiscal 2004 consisted of 53 weeks. Fiscal 2003 and fiscal 2002 consisted of 52 weeks. The term "fiscal 2005" refers to our fiscal year that will end on July 30, 2005. For comparison purposes, it is more meaningful for certain items to use fiscal 2004's results less the extra week, or the fifty-two week period ended July 24, 2004 ("fifty-two week"" period or "fifty-two weeks").


Forward-Looking Statements

     Certain statements contained in this Annual Report are forward-looking and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are, but are not limited to, the following: general economic conditions and consumer confidence, including consumers' reaction to global political instability; competitive factors and pricing pressures, including the promotional activities of department stores, mass merchandisers and other specialty chains; changes in levels of store traffic or consumer apparel buying patterns; import risks, including potential disruptions, an increase in the rate of import duties or the expiration of export quotas on January 2005 and increased U.S. Customs regulation of importing activities, effectiveness of the Company's brand awareness and marketing programs, economic and political problems in countries from which merchandise is imported, and duties, tariffs and quotas on imported merchandise; the Company's ability to predict fashion trends; the availability, selection and purchasing of attractive merchandise on favorable terms; adverse weather conditions; inventory risks due to shifts in market demand and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.


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

Revenue Recognition

     While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits are recorded as a liability until they are redeemed. The Company has a reserve for estimated sales returns.

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

Claims and Contingencies

     The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. The Company accrues its estimate of probable settlements of Federal and state tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Although the Company is generally conservative in the estimation of its claims and contingencies and believes its accruals for claims and contingencies are adequate, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Litigation

     The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. On July 7, 2003, after an unforeseen jury verdict, a trial court entered a final judgment of approximately $32 million in compensatory damages and expenses against the Company in a previously disclosed lawsuit. As a result, the Company recorded a litigation charge of $32 million for the judgment, even though the Company continues to strongly believe there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the entire judgment or a portion thereof is modified, the Company will adjust its litigation accrual accordingly (see note 5 of the Notes to the Consolidated Financial Statements for additional information). In the fourth quarter of fiscal 2004, as required as part of the above legal judgment the Company deposited $38.6 million in an escrow account, utilizing its operating funds. The escrow account is an interest bearing account and is included in restricted cash on the Company's balance sheet. The amount deposited includes interest on the unpaid judgment through December 31, 2004. This escrow will terminate when a final non-appealable judgment is entered. At that time, the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company. On March 17, 2003 the Company was served with a class action lawsuit in California. This class action lawsuit is a wage and hour case and was brought on behalf of all Managers, Assistant Managers and Associate Managers who worked for Dress Barn in California. The Company is in settlement discussions with the plaintiff. Whether or not the settlement is effected, the Company does not expect the outcome to have a material adverse effect.

Inflation

     The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

Results of Operations


     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                                                Fiscal Year  Ended
                                                                                  July 31,          July 26,           July 27,
                                                                                     2004              2003               2002
                                                                                    -----              ----               ----
Net sales                                                                           100.0%            100.0%             100.0%
Cost of sales, including
  occupancy and buying costs                                                         63.2%             64.1%              63.2%
Selling, general and
  administrative expenses                                                            27.5%             27.2%              26.0%
Depreciation and amortization                                                         3.3%              2.9%               3.3%
Litigation charge                                                                       --              4.5%                 --
Interest income                                                                       0.3%              0.4%               0.8%
Interest (expense)                                                                   (0.7%)                -                  -
Earnings before income taxes                                                          5.9%              1.8%               8.3%
Net earnings                                                                          4.0%              1.1%               5.3%



Fiscal 2004 Compared to Fiscal 2003


     The results of the Company for fiscal 2004 were favorably impacted by the extra reporting week. Net sales increased by 6.8% to $754.9 million for fiscal 2004, from $707.1 million in fiscal 2003. Net sales for the fifty-two week period ended July 24 2004, were $743.2 million, an increase of $36.1 million or 5.1% from the prior year. The increase from fiscal 2003 was due to a 1.9% increase in same store sales, as well as a 2.9% increase in average store square footage. Same store sales are the primary means most retailers use to evaluate their sales performance. Same store sales represented approximately 86% of total sales for fiscal 2004. The increase in store square footage was due to the opening of 53 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closings of 47 underperforming stores. The Company had 776 stores in operation at July 31, 2004 compared to 772 stores in operation as of July 25, 2003.

     The sales increase was the result of several factors. More customer traffic to its stores resulted in more customer transactions and higher sales associate productivity and increased jewelry sales resulted in increased units sold per transaction. These factors were partially offset by a slight decrease in the average price per transaction due primarily to an increase in jewelry sales. The Company believes the increase in the number of customer transactions was the result of greater customer acceptance of the Company's more updated and fashionable merchandise assortment and intensified marketing and store presentation efforts.

     The Company's real estate strategy for fiscal 2005 is to continue opening primarily Combo Stores and converting its existing single-format stores into Combo Stores, while closing its underperforming locations. In addition, the Company will target certain Combo stores to increase sales productivity by enhancing the merchandise selection with an expanded "missy" presentation through the layering on of new and expanded classifications. Store expansion will focus on both expanding in the Company's existing major trading areas and developing and expanding into new markets. For fiscal 2005 the Company is currently projecting net square footage growth in the low single-digit percentage range.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs), increased 9.5% to $277.9 million, or 36.8% of net sales, in fiscal 2004 from $253.9 million, or 35.9% of net sales in fiscal 2003. The increase in gross profit as a percentage of net sales, is due to higher maintained margins, the leverage on buying costs gained from increased same store sales, and the leverage from the extra fifty-third week of net sales on fixed occupancy costs. For the fifty-two weeks, gross profit was 36.6% of net sales.

     Selling, general and administrative (SG&A) expenses increased by 8% to $207.6 million, or 27.5% of net sales, in fiscal 2004 from $192.5 million or 27.2% of net sales, in fiscal 2003. For the fifty-two weeks, SG&A increased by 6% to $204.7 million, or 27.5% of net sales from $192.5 million, or 27.2% of net sales last fiscal year. The increase of 30 basis points reflects lack of sales leverage, increased marketing expense, as well as increased costs associated with impending Sarbanes-Oxley compliance and training costs for the Company's new POS system. The Company continues to focus on controlling its costs and enhancing productivity.

     Other income for fiscal 2004 increased 96% to $1.5 million from $0.8 million in fiscal 2003. The Company received a full year's rent versus a partial year in fiscal 2003 by Dunnigan Realty, LLC from the unaffiliated tenants of the Suffern facility. In January 2003 Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, acquired a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center.

     Depreciation expense increased by 18% to $24.6 million in fiscal 2004, versus $20.9 million in fiscal 2003. The increase resulted from a higher number of closed stores (47 stores closed in fiscal 2004 versus 28 stores closed in fiscal 2003) and related write-offs ($4.9 million in fiscal 2004 versus $1.5 million in fiscal 2003), the first year depreciation of the new Point of Sale
(POS)  system,   and  the  first  full  year  of  depreciation  of  the  Company headquarters.

     Interest income decreased by 33% to $2.2 million for fiscal 2004 from $3.3 million for fiscal 2003. The decrease was due primarily to a reduction in funds available for investment for most of the fiscal year after the purchase of the Company headquarters for $45.4 million in the fourth quarter of 2003, partially offset by an increase in interest rates.

     Interest expense for the fiscal year was $5.3 million. Interest expense includes a $3.3 million charge related to the $32 million legal accrual recorded in fiscal 2003. This legal accrual was necessary as the result of court judgment against the Company relating to a previously disclosed lawsuit arising from an unsuccessful acquisition. On July 7, 2003, after a jury trial the trial court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company believes there is no merit in the jury verdict. Both parties have appealed, with the plaintiff seeking prejudgment interest from 1997. If upon appeal the judgment is subsequently modified, the Company will adjust its litigation accrual accordingly (see note 5 of the Notes to the Consolidated Financial Statements). Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. The remaining interest expense represents the mortgage interest from the financing of the Suffern facility in July 2003 (a 5.3% fixed rate over a 20 year term).

     The effective tax rate for fiscal 2004 was 31.8% versus 36.0% in fiscal 2003. The decrease resulted from the reversal of certain income tax reserves of approximately $2.0 million. Such reversal resulted from the Company finalizing certain pending tax audits. Going forward, the Company expects the effective tax rate to remain in the 36% range.

     Net earnings for fiscal 2004 increased to $30.1 million from $8.0 million in fiscal 2003. Net earning were favorably impacted by approximately $1.6 million or $0.05 per share by the extra reporting week in fiscal 2004. Diluted earnings per share also increased to $1.00 per share versus $0.25 per share in fiscal 2003. Operating income for fiscal 2004 increased to $45.7 million from $8.6 million in fiscal 2003. Excluding the litigation charge of $32 million in fiscal 2003, net earnings and operating income would have been $28.5 million and $40.6 million, respectively. Diluted earnings per share would have been $0.89 per share in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002


     Net sales decreased by 1.4% to $707.1 million for fiscal 2003, from $717.1 million for fiscal 2002. The sales decrease from fiscal 2003 was due to a 4.6% decrease in same store sales, offset by approximately 4% increase in total selling square footage. The increase in store square footage was due to the opening of 46 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo Stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closing of 28 underperforming stores. The number of stores in operation increased to 772 stores as of July 26, 2003, from 754 stores in operation as of July 27, 2002. The Company believes the sales decrease was the result of less customer traffic to its stores resulting in fewer customer transactions. The Company believes the war, the economy, unemployment, as well as unseasonable weather all affected its customer traffic.

     The Company suspended all mailing of catalogs and e-commerce sales in November 2001. The Company discontinued all e-commerce operations, choosing to utilize its internet site to reinforce store promotions and provide store and product information, helping to drive store traffic and communicate with its retail customers. Fiscal 2002 earnings per diluted share were reduced by approximately $0.11 due to the operating costs of the catalog and e-commerce operations.

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

     Selling, general and administrative ("SG&A") expenses increased by 3.3% to $192.5 million, or 27.2% of net sales, in fiscal 2003 from $186.4 million, or 26.0% of net sales, in fiscal 2002. The increase in SG&A as a percentage of net sales for fiscal 2003 was primarily due to negative same store sales leverage on SG&A expenses. SG&A expenses increased primarily due to increased store operating costs, primarily selling, benefits, maintenance and repair and insurance costs resulting from the increase in the Company's store base. In addition, the colder than normal winter in most parts of the country put added pressure on utility costs in the second and third quarters. The Company continues to focus on controlling its costs and enhancing productivity.

     Depreciation expense decreased by 11.1% to $20.9 million in fiscal 2003, versus $23.5 million in fiscal 2002. Fiscal 2003 was favorably impacted by the fiscal 2002 fourth quarter writedown of obsolete software and equipment. This offset the increase in depreciation from the acquisition by Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, of a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Fiscal 2003 also benefited from lower store construction costs than the prior year as the Company opened 50 stores in fiscal 2003 versus 74 stores opened during the prior year.

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


Liquidity and Capital Resources


     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, and the continued expansion of its Combo Stores. In fiscal 2004, total capital expenditures were $29.8 million, net of landlord construction allowances. Excluding the $45.3 million for the acquisition of the Suffern facility in fiscal 2003, capital expenditures were $18.0 million and $28.3 million in fiscal 2003 and fiscal 2002, respectively, net of landlord construction allowances. The increase in fiscal 2004 capital expenditures was due to the investment in new store point of sale equipment and more total store remodelings. The Company repurchased 19,700 outstanding shares of its stock for a total cost of $ 0.3 million on the open market in fiscal 2004. In fiscal 2003, the Company repurchased 8,000,000 outstanding shares of its stock in the Tender Offer for a total cost of $120.8 million. The Company repurchased in the open market 757,600 outstanding shares of its stock for a total cost of $9.0 million during fiscal 2002. In fiscal 2003 and 2002, shares repurchased were retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2004 decreased to $14.7 million as compared to $56.8 million in fiscal 2003 and $72.3 million in fiscal 2002. The decrease in fiscal 2004 was primarily due to the required funding of the escrow account of $38.6 million,(see following paragraph) while the decrease in fiscal 2003 versus fiscal 2002 was primarily due to the decrease in net earnings.

     In the fourth quarter of fiscal 2004, as required as part of an outstanding legal judgment (see note 5 of the Notes to the Consolidated Financial Statements) the Company deposited $38.6million in an escrow account, utilizing its operating funds. The escrow account is an interest bearing account and is included in restricted cash on the Company's balance sheet. The amount deposited includes interest on the unpaid judgment through December 31, 2004. This escrow will terminate when a final non-appealable judgment is entered. At that time, the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company.

     In January 2003, Dunnigan Realty, LLC, a wholly-owned consolidated subsidiary of the Company, purchased the Suffern facility, of which the major portion is the Company's corporate offices and distribution center for approximately $45.3 million utilizing the Company's internally generated funds. In July 2003, Dunnigan Realty, LLC borrowed $34.0 million under a favorable fixed rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. These rental payments are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures.

     At July 31, 2004, the Company had $122.7 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company holds no options or other derivative instruments. Working capital was approximately $146.0 million at July 31, 2004. In addition, the Company had available $70 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 31, 2004. However, potential borrowings were limited by approximately $ 43 million of outstanding letters of credit primarily to vendors for import merchandise purchases. The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, other than operating leases entered into in the normal course of business and letters of credit. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

     In fiscal 2005, the Company plans to open approximately 50 additional stores and continue its store remodeling program. Total fiscal 2005 capital expenditures, which are primarily attributable to the Company's store opening, renovation and refurbishment programs, are expected to be approximately $20 million net of landlord construction allowances. The Company intends to focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and other anticipated obligations.


Contractual obligations and commercial commitments

     The estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following table:


                                                                     Payments Due by Period (000's)
                                         -----------------------------------------------------------------------------

Contractual                                                  Fiscal          Fiscal       Fiscal 2008-    Fiscal 2010
                                                                            2006-
Obligations                                       Totals      2005           2007           2009         And Beyond
----------------------------------------------------------------------------------------------------------------------

Operating lease obligations                     $388,269        $92,026       $139,267         $77,485        $79,491
Mortgage principal and interest                   52,583          2,768          5,535           5,535         38,745

                                         -----------------------------------------------------------------------------
                                                $440,852        $94,794       $144,802         $83,020       $118,236
                                         =============================================================================


                                                        Amount of Commitment Expiration Period (000's)
                                         -----------------------------------------------------------------------------

Other Commercial                                             Fiscal          Fiscal       Fiscal 2008-    Fiscal 2010
                                                                            2006-
Commitments                                       Totals      2005           2007           2009         And Beyond
----------------------------------------------------------------------------------------------------------------------
Trade letters of credit                          $38,048        $38,048           $---            $---           $---
Standby letters of credit                          4,575          4,575            ---             ---            ---
Firm purchase orders                                 130            130
                                         -----------------------------------------------------------------------------
                                                 $42,753        $42,753           $---            $---           $---
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

Seasonality


     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2005. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in same store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in the Company's merchandise mix.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature, and maturity of such instruments. The majority of the Company's money market funds at July 31, 2004 were maintained with one financial institution.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated   financial  statements  of  The  Dress  Barn,  Inc.  and
subsidiaries are filed together with this report: See Index to Financial Statements, Item 16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, such officers have concluded that the Company's disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.   OTHER INFORMATION

None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.



ITEM 10A.   CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company's website, www.dressbarn.com (under the "Governance" caption). The company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company's principal executives offices.


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



ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


     The information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES


ITEM 15.  (a) (1)  FINANCIAL STATEMENTS                                                        PAGE NUMBER
---------------------------------------                                                        -----------

    Report of Independent Registered Public Accounting Firm                                            F-1
    Consolidated Balance Sheets                                                                        F-2
    Consolidated Statements of Earnings                                                                F-3
    Consolidated Statements of Shareholders' Equity                                                    F-4
    Consolidated Statements of Cash Flows                                                              F-5
    Notes to Consolidated Financial Statements                                                       F-6 to F-17

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


ITEM 15.  (a) (3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

                                                                                                            Incorporated By
Exhibit
Number                     Description                                                                      Reference From
-----                      -----------                                                                     ---------------

3(c)              Amended and Restated Certificate of Incorporation                                                   (1)

3(e)              Amended and Restated By-Laws (13)

3(f)              Amendments to Amended and Restated  Certificate of Incorporation                                    (5)

4.                Specimen Common Stock Certificate (1)

10                Purchase and Sale Agreement- 30 Dunnigan Drive, Suffern NY                                         (17)

10(a)             1993 Incentive Stock Option Plan                                                                   (10)

10(b)             Employment Agreement With Burt Steinberg                                                           (14)

10(f)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Elliot S. Jaffe upon death                                                                     (6)

10(g)             Agreement terminating Agreement for Purchase of Certain Stock
                  from Roslyn S. Jaffe upon death                                                                     (6)


                                                                                                           Incorporated By
                                                                                                            Reference From

Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

10(l)             Danbury, CT store                                                                                   (1)

10(hh)            Norwalk, CT  Dress Barn/Dress Barn Woman store                                                      (8)

10(aa)            The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan                                           (5)

10(dd)            Nonqualified Stock Option Agreement with Armand Correia                                             (7)

10(ff)            Nonqualified Stock Option Agreement with Elliot Jaffe                                               (7)

10(gg)            Nonqualified Stock Option Agreement with Burt Steinberg                                             (7)

10(mm) Lease between Dress Barn and Dunnigan Realty, LLC for Office and Distribution Space in Suffern, New York

10(nn)            The Dress Barn, Inc. 1995 Stock Option Plan                                                        (11)

10(oo)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Michael Steinberg

10(pp)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Steinberg Family Trust f/b/o Jessica Steinberg

10(qq)            Split Dollar Agreement between Dress Barn and                                                      (12)
                  Jaffe 1996 Insurance Trust

10(ss)            The Dress Barn, Inc. 2001 Stock Option Plan                                                        (14)

10(tt)            Employment Agreement with Elliot S. Jaffe                                                          (15)

10(uu)            Employment Agreement with David R. Jaffe                                                           (15)

10(ww)            Employment Agreement with Vivian Behrens                                                           (16)

10(xx)            Mortgage Agreement- Dunnigan Realty, LLC                                                           (18)

14.               Code of Ethics for the Chief Executive Officer and Senior
                  Financial Officers                                                                                 (18)

21.               Subsidiaries of the Registrant

23.               Independent Auditors' Consent

31.1              Section 302 Certification of President and Chief Executive Officer

31.2              Section 302 Certification of Chief Financial Officer

32.1              Section 906 Certification of President and Chief Executive Officer

32.2              Section 906 Certification of Chief Financial Officer



References on following page:
-------------------------------------------------------------------------------------------
(1)               The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)               The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1984.
(3)               The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1985.
(4)               The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 1986.
(5)               The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6)               The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7)               The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8)               The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9)               The Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
(10)              The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(11)              The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12)              The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(13)              The Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
(14)              The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.
(15)              The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.
(16)              The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.
(17)              The Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2003.
(18)              The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 2003.


ITEM 15.  (c)  EXHIBITS


         All exhibits are incorporated by reference as shown in Item 14(a)3, except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 which are filed as part of this Report.

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

         Signature                                           Title                                           Date
/s/ ELLIOT S. JAFFE                                                                                       10/13/04
--------------------
Elliot S. Jaffe                                      Chairman of the Board

/s/ ROSLYN S. JAFFE                                                                                       10/13/04
---------------------
Roslyn S. Jaffe                                      Director and Secretary and Treasurer

/s/ DAVID R. JAFFE                                                                                        10/13/04
---------------------
David R. Jaffe                                       Director, President
                                                     and Chief Executive Officer
                                                    (Principal Executive Officer)

/s/ BURT STEINBERG                                                                                        10/13/04
---------------------
Burt Steinberg                                       Director and Executive Director

/s/ KLAUS EPPLER                                                                                          10/13/04
-----------------------
Klaus Eppler                                         Director


/s/ EDWARD D. SOLOMON                                                                                     10/13/04
---------------------
Edward D. Solomon                                    Director

/s/JOHN USDAN                                                                                             10/13/04
--------------
John Usdan                                           Director


/s/ KATE BUGGELN                                                                                          10/13/04
----------------
Kate Buggeln                                         Director

/s/ MARC LASRY                                                                                            10/13/04
--------------
Marc Lasry                                           Director

/s/ ARMAND CORREIA                                                                                        10/13/04
---------------------
Armand Correia                                       Chief Financial Officer (Principal
                                                     Financial and Accounting Officer)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York


     We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 31, 2004 and July 26,
2003, and the related statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dress Barn, Inc. and Subsidiaries as of July 31, 2004 and July 26, 2003, and their results of operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Stamford, Connecticut
October 13, 2004

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data                                               July 31,                 July 26,
                                                                                          2004                     2003
                                                                         ----------------------        -----------------
ASSETS:

Current Assets:
     Cash and cash equivalents                                                         $15,141                  $37,551
     Restricted cash and cash equivalents (see note 1)                                  38,661                       --
     Marketable securities and investments (see note 2)                                122,700                  113,897
     Merchandise inventories                                                           116,912                  110,348
     Deferred income tax asset (see note 7)                                             10,583                   11,437
     Prepaid expenses and other                                                          8,898                    7,383
                                                                         ----------------------        -----------------
        Total Current Assets
                                                                                       312,895                  280,616
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                   45,391
     Leasehold improvements                                                             60,978                   61,014
     Fixtures and equipment                                                            173,466                  164,163
     Computer software                                                                  23,302                   19,369
                                                                         ----------------------        -----------------
                                                                                       303,137                  289,937
     Less accumulated depreciation
       and amortization                                                                162,346                  154,033
                                                                         ----------------------        -----------------
                                                                                       140,791                  135,904
                                                                         ----------------------        -----------------
Other Assets                                                                             8,149                    6,625
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $461,835                 $423,145
                                                                         ======================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable- trade                                                          $ 66,776                 $ 65,090
     Accrued salaries, wages and related expenses                                       21,349                   18,882
     Litigation accrual (see note 5)                                                    36,128                   35,592
     Other accrued expenses                                                             27,089                   28,134
     Customer credits                                                                    8,970                    7,284
     Income taxes payable                                                                5,548                    7,088
     Current portion of long-term debt                                                   1,033                      979
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      166,893                  163,049
                                                                         ----------------------        -----------------
Long-Term Debt (See note 3)                                                             31,988                   33,021
                                                                         ----------------------        -----------------
Long-Term Deferred Tax Liability (See note 7)                                            1,315                      182
                                                                         ----------------------        -----------------
Commitments and Contingencies (See note 8)
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
      Issued and outstanding- 29,618,660 and
             29,169,559 shares, respectively                                             1,482                    1,458
     Additional paid-in capital                                                         63,554                   58,200
     Retained earnings                                                                 197,438                  167,297
     Treasury stock, to be retired                                                       (313)                       --
     Accumulated other comprehensive loss                                                (522)                     (62)
                                                                         ----------------------        -----------------
                                                                                       261,639                  226,893
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $461,835                 $423,145
                                                                         ======================        =================

See notes to consolidated financial statements


The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share amounts
                                                                                     Fiscal Year Ended
                                                               ------------------------------------------------------------
                                                                          July 31,            July 26,            July 27,
                                                                              2004                2003                2002
                                                               ------------------------------------------------------------
     Net sales                                                            $754,903            $707,121            $717,136
     Cost of sales, including
       occupancy and buying costs                                          476,952             453,178             453,428
                                                               ------------------------------------------------------------

     Gross profit                                                          277,951             253,943             263,708

     Selling, general and
       administrative expenses                                             207,570             192,466             186,375
     Depreciation and amortization                                          24,645              20,856              23,508
     Litigation charge (see note 5)                                             --              32,000                  --
                                                               ------------------------------------------------------------

     Operating income                                                       45,736               8,621              53,825

     Interest income                                                         2,204               3,332               5,458
     Interest expense                                                       (5,288)               (164)                 --
     Other income                                                            1,526                 779                  --
                                                               ------------------------------------------------------------

     Earnings before provision for
          income taxes                                                      44,178              12,568              59,283

     Provision for income taxes                                             14,037               4,524              21,342
                                                               ------------------------------------------------------------

     Net earnings                                                          $30,141              $8,044             $37,941
                                                               ============================================================

     Earnings per share:
            Basic                                                            $1.02               $0.26               $1.04
                                                               ============================================================
            Diluted                                                          $1.00               $0.25               $1.01
                                                               ============================================================

     Weighted average shares outstanding:
            Basic                                                           29,413              31,219              36,495
                                                               ============================================================
            Diluted                                                         30,120              31,942              37,516
                                                               ============================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Amounts and shares in thousands.
                                                                                                          Accumulated
                                                                   Additional                                                 Total
                                                 Common Stock        Paid-In        Retained   Treasury      Other     Shareholders'
                                              --------------------                                       Comprehensive
                                              Shares       Amount    Capital        Earnings    Stock      Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 28, 2001                        36,474      $2,566     $44,056       $364,491    $(114,577)           $61    $296,597
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                      37,941                                  37,941
   Unrealized holding gain on marketable securities                                                                 486         486
                                                                                                                          ----------
Total comprehensive income                                                                                                   38,427
                                                                                                                          ----------
Deferred compensation                                                   291                                                      291
Tax benefit from exercise of stock options                            2,953                                                    2,953
Employee Stock Purchase Plan activity             9           1          90                                                       91
Shares issued pursuant to
exercise of stock options                       783          39       4,819                                                    4,858
Purchase of treasury stock                     (758)                                             (8,964)                     (8,964)
Retirement of treasury stock                               (781)                   (122,760)    123,541                          --
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 27, 2002                       36,508       1,825      52,209         279,672         --              547      334,253
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                       8,044                                    8,044
   Unrealized holding loss on marketable securities                                                                (609)       (609)
                                                                                                                          ----------
Total comprehensive income                                                                                                     7,435
                                                                                                                          ----------
Deferred compensation                            20           1         264                                                      265
Tax benefit from exercise of stock options                            1,381                                                    1,381
Employee Stock Purchase Plan activity             7                      87                                                       87
Shares issued pursuant to
exercise of stock options                       635          32       4,259                                                    4,291
Purchase of treasury stock - Tender Offer    (8,000)                                           (120,819)                   (120,819)
Retirement of treasury stock                               (400)                  (120,419)     120,819                          --
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 26, 2003                       29,170       1,458      58,200        167,297          --               (62)    226,893
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                                                                     30,141                                    30,141
   Unrealized holding loss on marketable securities                                                                 (460)      (460)
                                                                                                                          ----------
    Total comprehensive income                                                                                                29,681
                                                                                                                          ----------
Deferred compensation                            (1)                     67                                                       67
Tax benefit from exercise of stock options                            1,460                                                    1,460
Employee Stock Purchase Plan activity             6                      83                                                       83
Shares issued pursuant to
exercise of stock options                       464          24       3,744                                                    3,768
Purchase of treasury stock                      (20)                                               (313)                       (313)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004                       29,619      $1,482     $63,554       $197,438        $(313)            $(522)  $261,639
====================================================================================================================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands
                                                                                                      Fiscal Year Ended
                                                                               -----------------------------------------------------
                                                                                          July 31,          July 26,        July 27,
                                                                                              2004              2003            2002
                                                                               -----------------------------------------------------
Operating Activities:
Net earnings                                                                               $30,141            $8,044         $37,941
                                                                               -----------------------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization of property and
         equipment                                                                          19,740            19,317          21,827
     Loss on disposal of closed store assets                                                 4,906             1,539           1,681
     Deferred income tax expense (benefit)                                                   1,987           (5,386)           1,409
     Amortization of debt issuance cost                                                        152                --              --
     Increase in cash surrender value of life insurance                                       (600)          (1,060)           (566)
     Deferred compensation                                                                      67               265             291
     Changes in assets and liabilities:
       (Increase) decrease in restricted cash                                             (38,661)               ---             ---
       (Increase) decrease in merchandise inventories                                      (6,564)             3,023         (8,884)
       (Increase) decrease in prepaid expenses and other                                    (1515)           (3,790)           1,910
       (Increase) decrease in other assets                                                   (232)               164              30
        Increase in accounts payable- trade                                                  1,686             1,056           4,484
        Increase in accrued salaries and wages                                               2,467               793             870
        Increase in litigation accrual                                                         536            31,544           1,600
       (Decrease) increase in accrued expenses                                             (1,045)               866         (1,480)
        Increase in customer credits                                                         1,686               634             839
       (Decrease) increase in income taxes payable                                            (80)             (187)          10,421
                                                                               -----------------------------------------------------
      Total adjustments                                                                   (15,470)            48,778          34,432
                                                                               -----------------------------------------------------
       Net cash provided by operating activities                                            14,671            56,822          72,373
                                                                               -----------------------------------------------------
Investing Activities:
   Purchases of property and equipment                                                    (29,533)          (63,334)        (28,335)
   Sales and maturities of marketable securities and investments                            62,887           138,346         109,142
   Purchases of marketable securities and investments                                     (72,004)          (93,803)        (94,278)
   Purchases of long term investments                                                        (900)                --              --
                                                                               -----------------------------------------------------
      Net cash used in investing activities                                               (39,550)          (18,791)        (13,472)
                                                                               -----------------------------------------------------

inancing Activities:
   (Repayment of) proceeds from long-term debt                                               (979)            34,000              --
   Payment for debt issuance cost                                                             (90)           (1,730)              --
   Purchase of treasury stock                                                                (313)         (120,818)         (8,964)
   Proceeds from Employee Stock Purchase Plan                                                   83                87              91
   Proceeds from stock options exercised                                                     3,768             4,291           4,858
                                                                               ----------------------------------------------------
     Net cash used in financing activities                                                   2,469          (84,170)         (4,015)
                                                                               -----------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                       (22,410)          (46,139)         54,886
ash and cash equivalents- beginning of year                                                 37,551            83,690          28,804
                                                                               -----------------------------------------------------
ash and cash equivalents- end of year                                                      $15,141           $37,551         $83,690
                                                                               =====================================================

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                                              $12,130           $10,206          $9,511
                                                                               =====================================================
   Cash paid for interest                                                                   $1,789               $35             ---
                                                                               =====================================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year ended July 31, 2004 consists of 53 weeks. Fiscal years 2003 and 2002 consist of 52 weeks. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 2004's presentation.

         Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company")) operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel. The Company is a specialty retailer of women's apparel (in both regular and large sizes), including shoes and accessories. Given the similarities of the economic characteristics and how the Company manages its different store formats, the operations of the Company are aggregated into one reportable segment.

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

         Revenue recognition

     Revenues from retail sales, net of returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits issued by the Company are recorded as a liability until they are redeemed. The Company records a reserve for estimated product returns based on historical return trends.

         Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers its highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company's money market funds at July 31, 2004 were maintained with one financial institution. The Company's cash management process provides for the daily funding of checks as they are presented to the bank. Included in accounts payable at July 31, 2004 and July 26, 2003 are $7.1 million and $16.9 million, respectively, representing outstanding checks.

         Restricted cash and cash equivalents

     Restricted cash consists of $38.6 million held in escrow as required as part of an outstanding legal judgment. The escrow account is an interest bearing account at the current Federal funds rate plus a margin.

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

         Valuation of long-lived assets

     The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company recorded impairment charges that are included in depreciation expense of $4.9 million, $1.5 million and $1.7 million in 2004, 2003 and 2002, respectively.


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

         Marketing and advertising costs

     Marketing and advertising costs are included in selling, general and administrative expenses and are expensed in the period in which they are incurred. marketing and advertising expenses were $12.3 million, $10.1 million and $10.0 million for fiscal 2004, 2003 and 2002, respectively.

         Recent accounting pronouncements

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

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

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

         Stock-based compensation

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and dilute as if the compensation expense was recorded in the financial statements.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share for fiscal 2004, fiscal 2003 and fiscal 2002 would have been reduced to the pro forma amounts indicated below:

                                                                                        Fiscal Year Ended
                                                                                     -----------------------
                                                                           July 31,            July 26,            July 27,
(In thousands, except per share amounts)                                       2004                2003                2002
                                                                ------------------------------------------------------------
         Net earnings as reported                                           $30,141              $8,044             $37,941
         Deduct: Total stock-based employee
              compensation expense determined
              under fair value based method
              for all awards net of related tax effects                     (2,060)             (1,939)             (1,429)
                                                                ------------------------------------------------------------

         Pro forma net earnings                                             $28,081              $6,105             $36,512
                                                                ============================================================

         Earnings per share
              Basic - as reported                                             $1.02               $0.26               $1.04
                                                                ------------------------------------------------------------
              Basic - pro forma                                               $0.95               $0.20               $1.00
                                                                ------------------------------------------------------------

              Diluted - as reported                                           $1.00               $0.25               $1.01
                                                                ------------------------------------------------------------
              Diluted - pro forma                                             $0.93               $0.19               $0.97
                                                                ------------------------------------------------------------

         The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                        Fiscal Year Ended
                                                                                     ------------------------
                                                                           July 31,            July 26,            July 27,
                                                                               2004                2003                2002
                                                                          ---------           ---------           ---------
Weighted average risk-free interest rate                                       3.3%                3.1%                4.0%
Weighted average expected life (years)                                          5.0                 5.0                 5.0
Expected volatility of the market price of the Company's
common stock                                                                  39.1%               43.9%               43.9%


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

         Financial instruments

     Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of "triple A" or "double A" rated instruments. The Dunnigan Realty LLC mortgage loan is a 20-year fully amortizing loan with a fixed rate of 5.33%.

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

         Treasury (reacquired) shares

     Shares repurchased are usually retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.


2.       MARKETABLE SECURITIES AND INVESTMENTS

     The amortized cost and estimated fair value of marketable securities and investments consisted of the following:

                                                                     July 31, 2004                    July 26, 2003
                                                                     -------------                    -------------
(In 000's)                                              Estimated                          Estimated
                                                      Fair Value            Cost         Fair Value           Cost
Money Market Funds                                        $ 4,676           $ 4,676         $ 10,301          $10,301
Short- Term Investments                                    35,545            35,545           27,581           27,581
Tax Free Municipal Bonds                                   80,746            81,176           74,286           74,199
US Govt. Securities Fund                                    1,733             1,878            1,729            1,878
                                                        ---------         ---------        ---------        ---------
                                                         $122,700          $123,275         $113,897         $113,959
                                                        =========         =========        =========        =========

         The scheduled maturities of marketable securities and investments at July 31, 2004 are:

                                                                                           Estimated
Due In                     (in 000's)                                                     Fair Value            Cost
------                                                                                   -----------         --------
One year or less                                                                             $62,746         $ 63,002
One year through five years                                                                   59,954           60,273
Six years through ten years                                                                       --               --
Over ten years                                                                                    --               --
                                                                                           ---------        ---------
                                                                                            $122,700         $123,275
                                                                                           =========         ========

     Unrealized holding gains and (losses) at July 31, 2004 netted to an unrealized loss of approximately $522,000. Proceeds and gross realized (losses) gains from the sale of securities in fiscal 2004, 2003 and 2002 were $62.9 million and $0.8 million, $138.3 million and $(0.7) million, $109.1 million and $1.0 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                              July 31,         July 26,
(In 000's)                                                                                        2004             2003
                                                                                              ---------       ---------
Dunnigan Realty, LLC mortgage loan                                                            $ 33,021         $ 34,000
Less: current portion                                                                           (1,033)            (979)
                                                                                              --------           -------

Total                                                                                          $31,988           $33,021
                                                                                              ========           =======

     The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Dunnigan Realty, LLC, a wholly owned subsidiary of the Company, receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. All intercompany transactions are eliminated. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were capitalized and will be amortized over the life of the mortgage. Scheduled maturities of the mortgage in each of the next five fiscal years are as follows: 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million; 2008-$1.2 million and 2009-$1.4 million; 2010 and thereafter- $27.4 million. Interest expense relating to the mortgage for fiscal 2004 was approximately $1.8 million.


4.       EARNINGS PER SHARE

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options.

         A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                                                    Fiscal Year Ended
(In 000's)                                                                            July 31,          July 26,         July 27,
                                                                                          2004              2003             2002
                                                                                    ----------        ----------        ---------
Weighted average number of common shares outstanding - basic                            29,413            31,219           36,495

Net effect of dilutive stock options based on the treasury
     stock method using the average market price                                           707               723            1,021
                                                                                    ----------        ----------        ---------

Weighted average number of common shares outstanding - diluted                          30,120            31,942           37,516
                                                                                    ==========        ==========        =========

         Common stock equivalents of 2,000, 170,000 and 150,000 for the fiscal years ended July 31, 2004, July 26, 2003 and July 27, 2002, respectively, were excluded because such common stock equivalents were anti-dilutive.


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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. The Company has also accrued for other pending litigation in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of an outstanding legal judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. The escrow account is an interest bearing account and is included in restricted cash and cash equivalents on the Company's balance sheet.


6.       EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution retirement savings plan (401(k)) covering all eligible employees. The Company also sponsors an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2004, 2003 and 2002 the Company incurred expenses of $1,815,000, $1,363,000, and
$1,156,000, respectively, relating to the contributions to and administration of the above plans. The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.


7.       INCOME TAXES

         The components of the provision for income taxes were as follows:

                                                                             Fiscal Year Ended
(In 000's)                                                     July 31,          July 26,         July 27,
                                                                  2004              2003             2002
                                                               --------           -------         -------
Federal:
         Current                                                $10,268            $7,772         $16,517
         Deferred                                                 1,177            (4,314)          1,090
                                                               --------           -------         -------
                                                                 11,445             3,458          17,607
                                                               --------           -------         -------
State:
         Current                                                  1,782             2,138           3,415
         Deferred                                                   810            (1,072)            320
                                                               --------           -------         -------
                                                                  2,592             1,066           3,735
                                                               --------           -------         -------
Provision for income taxes                                      $14,037            $4,524         $21,342
                                                               ========           =======         =======

         Significant components of the Company's deferred tax assets and liabilities were as follows:
                                                                                                    Fiscal Year Ended
(In 000's)                                                                            July 31,          July 26,         July 27,
                                                                                          2004              2003             2002
                                                                                    ----------        ----------        ---------
Deferred tax assets:
   Inventory capitalization and inventory-related items                                 $4,121           $4,293            $1,927
   Capital loss carryover                                                                   85            2,847             2,759
   Employee benefits                                                                     3,050            2,438             2,754
   Litigation accrual                                                                   14,248           14,308               ---
   Other items                                                                           2,964            2,973             4,739
                                                                                    ----------        ----------        ---------
     Total deferred tax assets                                                          24,468           26,858            12,179
                                                                                    ----------        ----------        ---------
Deferred tax liabilities:
   Depreciation                                                                         13,425           11,098             4,878
   Other items                                                                           1,690            1,659             1,432
                                                                                    ----------        ----------        ---------
     Total deferred tax liabilities                                                     15,115           12,757             6,310
                                                                                    ----------        ----------        ---------
Valuation allowance                                                                        (85)          (2,847)              ---
                                                                                    ----------        ----------        ---------

Net deferred tax assets                                                                 $9,268          $11,255            $5,869
                                                                                    ==========        ==========        =========

     The fiscal 2004 the total net deferred tax asset is presented on the balance sheet as a current asset of $10.5 million and a non-current liability of $1.3 million. For fiscal 2003, the net deferred tax asset is presented on the balance sheet as a current asset of $11.4 million and a non-current liability of $0.2 million. The net deferred tax assets were comprised of approximately $1,429,000 in state deferred taxes and $7,839,000 in federal deferred taxes. In fiscal 2003, a valuation allowance of approximately $2,847,000 had been established relating to the capital loss carryforward, as it was more likely than not that the utilization of such amount will not occur. In addition, the Company successfully resolved several state and Federal audits during fiscal 2004 and 2003, resulting in credits to its tax provision for approximately $2,000,000 and $2,645,000, respectively. The majority of the capital loss carryforward expired during fiscal 2004 resulting in a reduction in the deferred tax asset and related valuation allowance.


     Following is a reconciliation  of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:
                                                                             Fiscal Year Ended
                                                              July 31,          July 26,         July 27,
                                                                  2004              2003             2002
                                                               --------           -------         -------
Statutory tax rate                                                35.0%            35.0 %           35.0 %
State taxes - net of federal
  Benefit                                                          3.8%             5.5 %            5.2 %
Valuation allowance - loss carryforward                              --            22.7 %            ---
Provision adjustment- resolution of tax audits                    (4.6)%          (22.5)%            ---
Other - net, primarily tax-free interest                          (2.4)%           (4.7)%           (4.2)%
                                                               --------           -------         -------
Effective tax rate                                                31.8%            36.0 %           36.0 %
                                                               ========           =======         ========


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

         A summary of occupancy costs follows:

                                                                             Fiscal Year Ended
(In 000's)                                                     July 31,          July 26,         July 27,
                                                                  2004              2003             2002
                                                               --------           -------         -------
Base rentals                                                   $ 92,094          $ 87,447          $85,593
Percentage rentals                                                2,761             3,898            2,591
Other occupancy costs                                            30,056            29,069           25,349
                                                               --------           -------          -------
                                                                124,911           120,414          113,533
                                                               --------           -------          -------
Less: Rental income from third parties                          (1,527)             (779)              ---
                                                               --------           -------          -------
Total                                                          $123,384          $119,635         $113,533
                                                              =========         =========         ========

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 31, 2004, including rents payable to Dunnigan Realty, LLC for the Suffern facility (in thousands):

             Fiscal Year                                                                  Total
            -------------                                                           -------------
                2005                                                                     $ 92,026
                2006                                                                       77,134
                2007                                                                       62,133
                2008                                                                       45,829
                2009                                                                       31,656
         Subsequent years                                                                  79,491
                                                                                         --------

         Total future minimum rentals                                                    $388,269
                                                                                         ========

     Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table. The rent payable to Dunnigan Realty, LLC is $2.8 million per fiscal year through fiscal year ending 2023.

Leases with related parties

     The Company leases two stores from its Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 31, 2004, included in the above schedule, are approximately $247,000 annually and in the aggregate $1.0 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2004, 2003 and 2002 under these leases amounted to approximately $308,000, $309,000 and $288,000, respectively.

Lines of credit

     At July 31, 2004, the Company had unsecured lines of credit with two banks totaling $70 million with interest payable at rates below prime. None of the Company's lines of credit contain any significant covenants or commitment fees. The Company had no debt outstanding under any of the lines at July 31, 2004. However, approximately $43 million of outstanding letters of credit reduced the credit lines available.

Contractual obligations and commercial commitments

     The estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following tables:


                                                                     Payments Due by Period (000's)
                                         -----------------------------------------------------------------------------
Contractual                                                  Fiscal          Fiscal       Fiscal 2008-    Fiscal 2010
                                                                            2006-
Obligations                                       Totals      2005           2007           2009         And Beyond
----------------------------------------------------------------------------------------------------------------------
Operating lease obligations                     $388,269        $92,026       $139,267         $77,485        $79,491
Mortgage principal and interest                   52,583          2,768          5,535           5,535         38,745

                                         -----------------------------------------------------------------------------
                                                $440,852        $94,794       $144,802         $83,020       $118,236
                                         =============================================================================

                                                            Amount of Commitment Expiration Period (000's)
                                         -----------------------------------------------------------------------------

Other Commercial                                             Fiscal          Fiscal       Fiscal 2008-    Fiscal 2010
                                                                            2006-
Commitments                                       Totals      2005           2007           2009         And Beyond
----------------------------------------------------------------------------------------------------------------------
Trade letters of credit                          $38,048        $38,048           $---            $---           $---
Standby letters of credit                          4,575          4,575            ---             ---            ---
Firm purchase orders                                 130            130            ---             ---            ---
                                         -----------------------------------------------------------------------------
                                                 $42,753        $42,753           $---            $---           $---
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


9.       STOCK-BASED COMPENSATION PLANS

     At July 31, 2004, the Company had five stock-based compensation plans. The Company's 1993 Incentive Stock Option Plan provides for the grant of incentive stock options ("ISO's") to purchase up to 2,500,000 shares of the Company's common stock. As of July 31, 2004, there were no shares under the 1993 plan available for future grant. The Company's 1995 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 31, 2004, there were 98,949 shares under the 1995 plan available for future grant. The Company's 2001 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 4,000,000 shares of common stock. As of July 31, 2004, there were 3,431,667 shares under the 2001 plan available for future grant.

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

     The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:
                                               July 31, 2004                   July 26, 2003                   July 27, 2002
                                               -------------                   -------------                   -------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                                Options     Price              Options     Price               Options     Price
                                    ------------------------------------------------------------------------------------------------

Options outstanding - beginning of
year                                         2,950,495         $9.80        2,734,352          $8.14        3,164,870          $7.26
Granted                                        269,625         13.82          909,883          12.54          797,266          10.95
Cancelled                                     (81,860)         10.92         (59,200)           8.27        (444,580)          10.26
Exercised                                    (464,281)          8.11        (634,540)           6.76        (783,204)           6.21
                                    ------------------------------------------------------------------------------------------------

Outstanding end of year                      2,673,979        $10.46        2,950,495          $9.80        2,734,352          $8.14
                                    ================================================================================================

Options exercisable
at year-end                                    860,647         $8.77          528,208          $7.56          334,108          $4.09
                                    ================================================================================================

Weighted-average fair
value of options granted
during the year                                                $5.50                           $5.34                           $4.81
                                                      ==============                 ===============                 ===============


         The following table summarizes information about stock options outstanding at July 31, 2004:

                                    Number                             Weighted Average       Number           Weighted
                              Outstanding as of    Weighted Average     Exercise Price    Exercisable as       Average
  Range of Exercise Prices         7/31/04          Remaining Life                          of 7/31/04      Exercise Price
----------------------------------------------------------------------------------------------------------------------------

$2.50 - $5.69                      152,336            2.58 years            $3.50             151,536           $3.49
  7.03 - 7.81                      621,700            5.04 years             7.04             288,040            7.06
  9.75 - 11.25                     952,885            7.23 years            10.50             236,031           10.38
11.30 - 13.25                      109,100            7.81 years            12.51             25,940            11.34
13.51 - 15.90                      837,958            8.48 years            13.94             159,100           14.11
                              ----------------------------------------------------------------------------------------------

$2.50 - $15.90                    2,673,979           6.87 years            $10.46            860,647           $8.77
                              ==============================================================================================

QUARTERLY RESULTS OF OPERATIONS (unaudited)
 (in thousands, except per share amounts)

                                                        Fiscal         Fourth          Third         Second           First
                                                          Year        Quarter        Quarter        Quarter         Quarter
Fiscal Year Ended July 31, 2004
Net sales                                             $754,903       $207,975       $183,331       $171,053        $192,544
Gross profit,
  less occupancy
  and buying costs                                     277,951         81,260         64,251         63,535          68,905
Income tax  expense                                     14,037          4,539          3,098          2,592           3,808
Net earnings                                            30,141         13,472          5,389          4,510           6,770
Earnings per share (1)
       Basic                                             $1.02          $0.45          $0.18          $0.15           $0.23
       Diluted                                           $1.00          $0.44          $0.18          $0.15           $0.23


                                                        Fiscal         Fourth          Third         Second           First
                                                          Year        Quarter        Quarter        Quarter         Quarter
Fiscal Year Ended July 26, 2003

Net sales                                             $707,121       $188,131       $165,692       $167,372        $185,926
Gross profit,
  less occupancy
  and buying costs                                     253,943         72,278         55,338         60,107          66,220
Income tax expense                                       4,524        (4,498)          1,468          2,627           4,927
(benefit)
Net earnings (loss)                                      8,044        (7,992)          2,609          4,668           8,759
Earnings (loss) per share (1)
       Basic                                             $0.26        $(0.27)          $0.09          $0.16           $0.24
       Diluted                                           $0.25        $(0.27)          $0.09          $0.15           $0.23


 (1) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.

                                                                      EXHIBIT 21

                              THE DRESS BARN, INC.
                         SUBSIDIARIES OF THE REGISTRANT
                                (All 100% Owned)



                                                                     State of
          Subsidiary                                               Incorporation

Dress Barn Credit Management, LLC                                     Virginia

Dunnigan Realty, LLC                                                  Delaware

D.B.X. Inc.                                                           New York

D.B.R., Inc.                                                          Delaware

The Dress Barn, Inc. of
New Hampshire, Inc. (**)                                           New Hampshire

Raxton Corp. (**)                                                  Massachusetts






(**) Inactive Subsidiary

                                                                      EXHIBIT 23




         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     We consent to the incorporation by reference in Registration Statement Nos. 33-47415, 33-17488, 33-60196, 333-18135 of The Dress Barn, Inc. on Form S-8 and
in Registration Statement No. 333-25377 on Form S-3 of The Dress Barn, Inc., of our report dated October 13, 2004 appearing in this Annual Report on Form 10-K of The Dress Barn, Inc. and Subsidiaries for the year ended July 31, 2004.




/S/ DELOITTE & TOUCHE LLP
New York, New York
October 13, 2004