Form 10-Q
period 2004-10-30
DRESS BARN INC
filed 2004-12-06
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 30, 2004            Commission file number 0-11736


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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x].

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

29,798,887 shares of common stock ($0.05 par value) were outstanding on November 30, 2004.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 30, 2004
                                TABLE OF CONTENTS
                                                                                                      Page
                                                                                                      Number
                         Part I. FINANCIAL INFORMATION:

Item 1.  Financial Statements (Unaudited):

                          Condensed Consolidated Balance Sheets
                          October 30, 2004
                          and July 31, 2004                                                            I-3

                          Condensed Consolidated Statements of Earnings
                           for the Thirteen weeks ended
                          October 30, 2004 and October 25, 2003                                        I-4

                          Condensed Consolidated Statements of Cash Flows
                           for the Thirteen weeks ended
                          October 30, 2004 and October 25, 2003                                        I-5

                          Notes to Unaudited Condensed Consolidated
                          Financial Statement                                                    I-6 through I-10

Item 2.             Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                        I-11 through I-14

Item 3.             Quantitative and Qualitative Disclosure
                           About Market Risk                                                          I-15

Item 4              Controls and Procedures                                                           I-15


                           Part II. OTHER INFORMATION:

Item 1.             Legal Proceedings                                                                 I-16

Item 2.             Unregistered Sales of Equity Securities and Use
                             of Proceeds                                                              I-16

Item 4.             Submissions of Matters to a Vote
                           of Security Holders                                                        I-17

Item 6.             Exhibits and Reports on Form 8-K                                                  I-17

                    Signatures                                                                        I-18


Item 1 - FINANCIAL STATEMENTS


The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
Amounts in thousands, except share data                                            October 30,                 July 31,
                                                                                          2004                     2004
                                                                         ----------------------        -----------------
ASSETS:
Current Assets:
     Cash and cash equivalents                                                         $18,423                  $15,141
     Restricted cash and investments                                                    38,775                   38,661
     Marketable securities and investments                                             126,660                  122,700
     Merchandise inventories                                                           112,183                  116,912
     Deferred tax asset                                                                 10,583                   10,583
     Prepaid expenses and other                                                          8,325                    8,898
                                                                         ----------------------        -----------------
        Total Current Assets                                                           314,949                  312,895
                                                                         ----------------------        -----------------
Property and Equipment:
     Land and buildings                                                                 45,391                   45,391
     Leasehold improvements                                                             61,340                   60,978
     Fixtures and equipment                                                            175,163                  173,466
     Computer software                                                                  24,307                   23,302
                                                                         ----------------------        -----------------
                                                                                       306,201                  303,137
     Less accumulated depreciation
       and amortization                                                                167,288                  162,346
                                                                         ----------------------        -----------------
                                                                                       138,913                  140,791
                                                                         ----------------------        -----------------
Other Assets                                                                             8,031                    8,149
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $461,893                 $461,835
                                                                         ======================        =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                          $56,270                 $ 66,776
     Accrued salaries, wages and related expenses                                       22,024                   21,349
     Litigation accrual (see note 6)                                                    36,933                   36,128
     Other accrued expenses                                                             30,083                   27,089
     Customer credits                                                                    9,313                    8,970
     Income taxes payable                                                                4,152                    5,548
     Current portion of long-term debt                                                   1,046                    1,033
                                                                         ----------------------        -----------------
        Total Current Liabilities                                                      159,821                  166,893
                                                                         ----------------------        -----------------
Long-Term Debt (see note 6)                                                             31,722                   31,988
                                                                         ----------------------        -----------------
Long-Term Deferred Tax Liability                                                         1,969                    1,315
                                                                         ----------------------        -----------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, par value $.05 per share:
       Authorized- 100,000 shares
       Issued and outstanding- none                                                         --                       --
     Common stock, par value $.05 per share:
       Authorized- 50,000,000 shares
       Issued and outstanding- 29,673,087 and
             29,256,976 shares, respectively                                             1,490                    1,482
     Additional paid-in capital                                                         64,963                   63,554
     Retained earnings                                                                 202,159                  197,438
     Treasury stock, to be retired                                                          --                    (313)
     Accumulated other comprehensive loss                                                (231)                    (522)
                                                                         ----------------------        -----------------
                                                                                       268,381                  261,639
                                                                         ----------------------        -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $461,893                 $461,835
                                                                         ======================        =================

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings - First Quarter (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen Weeks Ended
                                                                            ------------------------------------------
                                                                                      October 30,         October 25,
                                                                                             2004                2003
                                                                            ------------------------------------------
     Net sales                                                                           $197,116            $192,544
     Cost of sales, including
       occupancy and buying costs                                                         125,446             123,639
                                                                            ------------------------------------------

     Gross profit                                                                          71,670              68,905

     Selling, general and
       administrative expenses                                                             54,650              51,707
     Depreciation and amortization                                                          6,441               6,181
                                                                            ------------------------------------------

     Operating income                                                                      10,579              11,017

     Interest income                                                                          722                 532
     Interest expense                                                                     (1,260)             (1,352)
     Other income                                                                             381                 381
                                                                            ------------------------------------------
     Earnings before provision for
          income taxes                                                                     10,422              10,578

     Provision for income taxes                                                             3,804               3,808
                                                                            ------------------------------------------

     Net earnings                                                                          $6,618              $6,770
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.22               $0.23
                                                                            ==========================================
            Diluted                                                                         $0.22               $0.23
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,578              29,198
                                                                            ==========================================
            Diluted                                                                        30,356              29,847
                                                                            ==========================================

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands
                                                                                Thirteen Weeks Ended
                                                                       ---------------------------------
                                                                             October 30,    October 25,
                                                                                    2004           2003
                                                                       ---------------------------------
Operating Activities:
Net earnings                                                                      $6,618         $6,770
                                                                       ---------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and
          equipment                                                                5,776          5,431
      Deferred income tax expense                                                    654            900
      Loss related to impairment and closed store assets                             665            750
      Deferred compensation                                                          106             --
      Amortization of debt issuance costs                                             36             38
      Increase (decrease) in cash surrender value of life insurance                   51            (67)
      Changes in assets and liabilities:
         Increase in escrow funds                                                   (114)             --
         Decrease (increase) in merchandise inventories                            4,729         (3,239)
         Decrease in prepaid expenses and other                                      573          2,611
         Decrease  in other assets                                                    30             45
         (Decrease) increase in accounts payable- trade                          (10,506)        13,053
         Increase in accrued salaries, wages and related expenses                    675            580
         Increase in litigation accrual                                              805            507
         Increase in accrued expenses                                              2,994          5,441
         Increase in customer credits                                                343             30
         (Decrease) increase in income taxes payable                              (1,396)         1,295
                                                                       ---------------------------------
       Total adjustments                                                           5,421         27,375
                                                                       ---------------------------------
        Net cash provided by operating activities                                 12,039         34,145
                                                                       ---------------------------------
Investing Activities:
    Purchases of property and equipment, net                                      (4,562)        (5,323)
    Sales and maturities of marketable securities and investments                  1,100         29,079
    Purchases of marketable securities and investments                            (4,769)       (49,093)
                                                                       ---------------------------------
       Net cash used in investing activities                                      (8,231)       (25,337)
                                                                       ---------------------------------
Financing Activities:
    Principal payments of long-term debt                                            (253)          (240)
    Proceeds from Employee Stock Purchase Plan                                        20             21
    Proceeds from stock options exercised                                          1,291            702
    Payment of debt issuance costs                                                    --            (90)
    Purchase of treasury stock                                                   (1,584)             --
                                                                       ---------------------------------
      Net cash (used) provided by financing activities                             (526)            393
                                                                       ---------------------------------

Net increase in cash and cash equivalents                                          3,282          9,201
Cash and cash equivalents- beginning of year                                      15,141         37,551
                                                                       ---------------------------------
Cash and cash equivalents- end of year                                           $18,423        $46,752
                                                                       =================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                    $4,538         $1,708
                                                                       =================================
    Cash paid for interest                                                          $438           $443
                                                                       =================================

See notes to condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

     The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flow for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the thirteen week period ended October 30, 2004 shown in the report are not necessarily indicative of results expected for the fiscal year.

     The July 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheets of Dress Barn, Inc. (the "Company").

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

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 31, 2004 Annual Report to Shareholders. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.


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


                                                                                          Thirteen Weeks Ended
                                                                                       October 30,       October 25,
(Shares in thousands)                                                                         2004              2003
                                                                                    --------------- -----------------
Basic weighted average outstanding shares                                                   29,578            29,198
Dilutive effect of options outstanding                                                         778               649
                                                                                    --------------- -----------------
Diluted weighted average shares outstanding                                                 30,356            29,847
                                                                                    --------------- -----------------
Anti-dilutive options excluded from calculations                                                --               663
                                                                                    --------------- -----------------

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.  Stock Based Compensation

     At October 30, 2004, the Company had various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted" as if the compensation expense was recorded in the financial statements.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                                        Thirteen Weeks Ended
(in millions, except per share amounts)                                               October 30,     October 25,
                                                                                             2004            2003
                                                                                   -------------------------------
Net earnings as reported                                                                   $6,618          $6,770
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
                                                                                   -------------------------------
     for all awards net of related tax effects                                              (515)           (519)
                                                                                   -------------------------------
Pro forma net earnings                                                                     $6,103          $6,251
                                                                                   ===============================
Earnings per share
     Basic - as reported                                                                    $0.22           $0.23
                                                                                   -------------------------------
     Basic - pro forma                                                                      $0.21           $0.21
                                                                                   -------------------------------

     Diluted - as reported                                                                  $0.22           $0.23
                                                                                   -------------------------------
     Diluted - pro forma                                                                    $0.20           $0.21
                                                                                   -------------------------------

     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        Thirteen Weeks Ended
                                                                                      October 30,     October 25,
                                                                                             2004            2003
                                                                                   -------------------------------
Dividend Yield                                                                                (1)            0.0%
Weighted average risk-free interest rate                                                      (1)            3.2%
Weighted average expected life (years)                                                        (1)             5.0
Expected volatility of the market price of the Company's common stock                         (1)           41.3%

(1) There were no option grants during the fiscal quarter ended October 30, 2004.

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


                                                                                          Thirteen Weeks Ended
                                                                                       October 30,       October 25,
(Dollars in thousands)                                                                        2004              2003
                                                                                    --------------- -----------------
Net earnings                                                                                $6,618            $6,770
Net unrealized gain on available for sale securities                                           291                85
                                                                                    --------------- -----------------
Comprehensive income                                                                        $6,909            $6,855
                                                                                    --------------- -----------------


5.  Purchase of Real Estate

     In January 2003, Dunnigan Realty, LLC, a wholly owned consolidated subsidiary of the Company, purchased a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center, for approximately $45.3 million, financed in part by a fixed rate mortgage loan (see note 6). The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012.

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


6. Long-Term Debt

     In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, in July 2003, borrowed $34 million under a fixed rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company's corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs have been capitalized and are being amortized over the life of the mortgage. Scheduled maturities of the mortgage in each of the next five fiscal years are as follows: 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million; 2008-$1.2 million; 2009-$1.4 million and 2010 and thereafter- $27.4 million. Interest expense for the first quarter relating to the mortgage was approximately $424,000.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.  Litigation

     The Company is involved in various legal proceedings incident to the ordinary course of business. On May 18, 2000, an action was filed against the Company seeking compensatory and punitive damages for alleged unfair trade practices and alleged breach of contract arising out of negotiations for an acquisition the Company never concluded. The case went to a jury trial in 2003, and a jury verdict of $30 million of compensatory damages was awarded against the Company. On July 7, 2003, the court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest.

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company vigorously pursued an appeal. Plaintiffs cross-appealed seeking an increase in the amount of the judgment. The parties are awaiting the decision of the Supreme Court of the State of Connecticut. If upon appeal the judgment is modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. The Company has also accrued for other pending litigation in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of the outstanding legal judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. The escrow account is an interest bearing account and is included in restricted cash and investments on the Company's balance sheet.


8.  Recent Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for our fiscal year ending 2005. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. The EITF concluded the common stock underlying contingent convertible debt instruments should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities would be required to restate previously issued diluted earnings per share. In October 2004, The FASB approved EITF 04-8 and established an implementation date of December 15, 2004. The Company is currently evaluating the impact of the adoption of this EITF.


9.  Stock Repurchase Program and Dutch Auction Tender Offer

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,442,700 shares at an aggregate purchase price of approximately $26.7 million. During the three months ended October 30, 2004, 100,000 shares were repurchased under this authorization.

     On October 30, 2002 the Company completed a "Dutch Auction" Tender Offer (the "Tender Offer"), resulting in the Company's purchase of 8 million shares of its common stock at $15 per share for a total cost of approximately $121 million including transaction costs

     Treasury (Reacquired) shares are retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.


10.      Subsequent Event - Pending Acquisition

     On November 16, 2004, The Dress Barn, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") among the Company, Maurices Incorporated, a Delaware corporation (the "Maurices"), and American Retail Group, Inc., a Delaware corporation (the "Seller"). Per the terms of the Agreement, the Seller agreed to sell to the Company, and the Company agreed to purchase, on the Closing Date, all of the outstanding shares of Maurices for a purchase price of $320 million, subject to certain adjustments. The transaction is subject to the satisfaction of certain conditions precedent set forth in the Agreement, including, without limitation, the receipt of required consents and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Maurices is a specialty retailer that sells fashion apparel and accessories to 17-34 year old women and men, operating 470 on December 1, 2004 stores in 38 states.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations are based upon the Company's Condensed Consolidated Financial
Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K filed with the Commission.


Subsequent Event - Pending Acquisition

     On November 16, 2004 the Company entered into a Stock Purchase Agreement to acquire Maurices Incorporated ("Maurices") for $320 million subject to certain adjustments. The Company plans to finance the transaction through a combination of cash on hand and new credit facilities. The acquisition, which is subject to certain conditions, is scheduled to close in January 2005. Additional information concerning the financing of the acquisition is described below under "Liquidity and Capital Resources".

     Maurices is headquartered in Duluth, Minnesota and, founded in 1931, operates small town specialty stores offering apparel and accessories to 17 to 34 year old women and men. At December 1, 2004, it operated 470 stores in strip centers and malls in 38 states.


Results of Operations


     The following table sets forth the percentage change in dollars for the quarter ended October 30, 2004 as compared to the quarter ended October 25, 2003, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                                                     Quarter Ended
                                                            % Change         October 30,     October 25,
                                                           From Prior               2004            2003
                                                              Period                    % of Sales
Net sales                                                      2.4%                100.0%       100.0%
Cost of sales, including occupancy & buying                    1.5%                 63.6%        64.2%
Gross profit                                                   4.0%                 36.4%        35.8%
Selling, general and admin. expenses                           5.7%                 27.7%        26.9%
Depreciation and amortization                                  4.2%                  3.3%         3.2%
Operating income                                              -4.0%                  5.4%         5.7%
Interest income                                               35.7%                  0.4%         0.3%
Interest expense                                              -6.8%                  0.6%         0.7%
Other income                                                    --                   0.2%         0.2%
Earnings before income taxes                                  -1.5%                  5.3%         5.5%
Net earnings                                                  -2.2%                  3.4%         3.5%


                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales increased by 2.4% to $197.1 million for the 13 weeks ended October 30, 2004 ("first quarter"), from $192.5 million for the 13 weeks ended October 25, 2003 ("last year"). Same store sales increased 1% from last year. The sales increase was the result of 1.2% increase in sales transactions accompanied by a 1.8% increase in units per transaction. Combined, these led to a 3.0% increase in units sold. This increase was partially offset by 0.4% decrease in the average price per unit sold, primarily due to increased jewelry sales. The Company continues to believe the increase in the number of customer transactions was the result of greater customer acceptance of the Company's updated and fashionable merchandise assortment and intensified marketing and store presentation efforts.

     The Company's average selling square footage for the quarter increased slightly by approximately 0.5% from last year. The increase in average selling square footage was due to the opening of new combination Dress Barn/Dress Barn Woman stores ("combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, and the conversion of single-format stores into combo stores. During the first quarter the Company opened 20 stores and closed 4 underperforming locations. The number of stores in operation at October 30, 2004 was 792, down slightly from the number of 795 stores opened at October 25, 2003.

     The Company's real estate strategy for fiscal 2005 is to continue opening primarily Combo Stores, while closing its under-performing locations. Store expansion will focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets.

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 4.0% to $71.7 million, or 36.4% of net sales, in the first quarter from $68.9 million, or 35.8% of net sales last year. The increase in gross profit as a percentage of net sales is primarily due to the leverage on fixed occupancy costs gained from increased same store sales (approximately 0.5% of net sales) and lower freight costs (approximately 0.3% of net sales). These factors were partially offset by slightly lower merchandise margins due to higher markdowns (approximately 0.2% of net sales) during the quarter as compared to last year.

     Selling, general and administrative ("SG&A") expenses increased by 5.7%, or $2.9 million, to $54.7 million, or 27.7% of net sales, in the first quarter from $51.7 million, or 26.9% of net sales, last year. The dollar increase is mainly due to higher store operating costs, primarily salaries, related payroll taxes, benefits, and repairs and maintenance. As a percent of sales, there were two one time charges; training and other costs related to the rollout of the new POS system and higher professional fees incurred for the impending Sarbanes Oxley compliance.

     Depreciation expense in the first quarter increased 4.2% to $6.4 million from $6.2 million last year. The increase in depreciation expense resulted primarily from higher depreciation related to the new POS equipment.

     Interest income increased in the first quarter to $0.7 million from $0.5 million last year. The increase is due to increases in interest rates and available funds from last year.

     Interest expense relates to interest on the mortgage loan (see note 6) and post-judgment interest on the unpaid court award against the Company in July 2003 (see note 7). Interest expense decreased slightly to $1.3 million in the quarter from $1.4 million last year. The decrease is due to the declining level of interest expense from the amortization of the mortgage loan.

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

     The Company has provided for income taxes based on the estimated annual effective rate method. This method requires estimates to be made of annual taxable income, tax-free interest income and other tax related items. During the first quarter the Company recorded a tax provision representing an effective rate of 36.5%, up slightly from the 36% effective rate incurred in the prior year period. This increase is a result of less tax-free income, which lowers the effective tax rate.

     Principally as a result of the above factors, net earnings for the first quarter was $6.6 million, or 3.4% of net sales, a decrease of 2.9% from the $6.8 million, or 3.5% of net sales, for the first quarter of last year.


Critical Accounting Policies and Estimates

     Management has determined that the Company's most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, claims and contingencies, litigation and income taxes. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.


Liquidity and Capital Resources


     The Company believes that its unrestricted cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's fiscal 2005 planned capital expenditures and all other operating requirements. The net cash provided by operating activities for the fiscal quarter ended October 30, 2004 decreased to $12.0 million from $34.1 million in the prior year period. Such decrease was primarily due to the timing of payments for merchandise inventory at the end of the quarter. Inventories were current and in line with sales projections as of the end of the first quarter.

     Net cash used in investing activities was $8.2 million for the quarter ended October 30, 2004 compared to $25.3 million in the prior year, a decrease of $17.3 million. The decrease was primarily due to lower levels of net investing activity during the quarter.

     During the quarter ended October 30, 2004, the net cash used by financing activities was $0.5 million compared to net cash provided of $0.4 million in the prior year. The decrease of approximately $0.9 million is primarily due to the purchase of treasury stock, partially offset by higher amounts of proceeds from stock options exercised during the quarter ended October 30, 2004.

     In connection with the pending acquisition of Maurices, the Company expects to finance the transaction with a portion of the Company's cash on hand and new credit facilities. The Company expects that the credit facilities will include bank borrowings and may also include a debt or equity-linked offering in the capital markets.

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

     Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental payments from these two additional tenants are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.


Seasonality


     The Company has historically experienced lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. The Company expects this trend to continue for fiscal 2005. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, the promotional activities of other retailers, net sales contributed by new stores and changes in the Company's merchandise mix.


Forward-Looking Statements and Factors Affecting Future Performance


     Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; the impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The escrow account referred to in Footnote 7 is invested in short term money market instruments. The remainder of the marketable securities in the portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The Company holds no options or other derivative instruments.

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended July 31, 2004.


Item 4 -- CONTROLS AND PROCEDURES



     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The court, on July 7, 2003, entered a judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company vigorously pursued an appeal. Plaintiffs cross-appealed seeking an increase in the amount of the judgment. The parties are awaiting the decision of the Supreme Court of the State of Connecticut, which heard the appeal on November 23, 2004.

     The Company continues in settlement discussions regarding the class action law suit in California as discussed in the Company's Annual Report on Form 10K for the fiscal year ended July 31, 2004.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS(1) Quarter Ended October 30, 2004

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                                                           Part of Publicly      Be Purchased Under
                             Total Number of       Average Price Paid     Announced Plans or        the Plans or
         Period             Shares Purchased           per Share               Programs             Programs (2)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
    August 1, 2004--
    August 31, 2004              100,000                 $15.84                 100,000               3,011,160

(1) The Company has a $75 million Stock Buyback Program (the "Program") which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The Program has no expiration date.

(2) Based on the closing price of $16.03 at October 29, 2004.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company's Shareholders was held on November 17, 2004.


o The Company's shareholders voted for the reelection of Elliot S. Jaffe, Burt Steinberg and Marc Lasry, as Directors of the Company for 3-year terms (22,572,907, 22,247,117 and 26,941,687 shares, respectively, voted for reelection and 5,059,098, 5,384,888 and 690,318 shares, respectively, withheld authority with respect for such nominees); Roslyn S. Jaffe, as Director of the Company for a 2-year term (22,247,117 voted for reelection and 5,384,888 withheld authority with respect for such nominee); and Kate Buggeln as Director of the Company for a 1-year term (27,297,719 voted for election and 334,286 withheld authority for such nominee).



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

31.1  Certification   of  David  R.  Jaffe  pursuant  to  Section  302  of  the
      Sarbanes-Oxley Act of 2002

31.2  Certification   of  Armand  Correia   pursuant  to  Section  302  of  the
      Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) The Company filed two reports on Form 8-K during the quarter ended October 30, 2004.


Date Filed                   Description
September 22, 2004      Release of Fourth Quarter and Year-End Financial Results
September 23, 2004      Election of New Director

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