Form 10-K/A
period 2004-07-31
DRESS BARN INC
filed 2005-03-21
CIK 717724

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [_].

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [_].

As of October 13, 2004, 29,660,087 shares of voting common shares were outstanding. The registrant does not have any authorized or issued or outstanding non-voting common stock. The aggregate market value of the voting common shares (based upon the October 13, 2004 closing price of $17.73 on the NASDAQ Stock Market) of The Dress Barn, Inc. held by non-affiliates was approximately $387.4 million. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 7,808,105 shares beneficially owned by Directors and Executive Officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 17, 2004 are incorporated into Parts I and III of this Form 10-K/A.

                                   Cover Page

                                EXPLANATORY NOTE

     This Amendment on Form 10-K/A to The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company") for the fiscal year ended July 31, 2004, is being filed in order to correct its previously issued consolidated financial statements for fiscal 2002, 2003 and 2004. The corrections are to properly account for construction allowances, rent holidays and for scheduled rent escalation clauses over the lease term in accordance with accounting principles generally accepted in the United States of America. In addition, the Company corrected certain other balance sheet and statement of earnings classification errors. See Note 2 to the Company's consolidated financial statements for additional discussion. In response to comments from the Staff of the Securities and Exchange Commission with respect to future periodic filings by the Company, this Form 10K/A also includes certain incremental disclosures. Except as otherwise expressly stated, the information in the Amendment is as of October 15, 2004, the date on which the original Form 10-K was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

================================================================================

                              THE DRESS BARN, INC.
                                   FORM 10-K/A
                         FISCAL YEAR ENDED JULY 31, 2004
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   Item 1     Business
                 General                                                      4
                 Company Strengths and Strategies                             4
                 Merchandising                                                7
                 Buying and Distribution                                      8
                 Store Locations and Properties                               8
                 Operations and Management                                   10
                 Advertising and Marketing                                   11
                 Management Information Systems                              11
                 Trademarks                                                  11
                 Employees                                                   12
                 Seasonality                                                 12
                 Forward-Looking Statements and Factors Affecting Future
                    Performance                                              12

   Item 2     Properties                                                     13

   Item 3     Legal Proceedings                                              14

   Item 4     Submission of Matters to a Vote of Security Holders            15

   Item 4A    Executive Officers of the Registrant                           16

PART II
   Item 5     Market for Registrant's Common Stock,
                 Related Security Holders Matters and Issuer
                 Purchases of Equity Securities                              17

   Item 6     Selected Financial Data                                        18

   Item 7     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               20

   Item 7A    Quantitative and Qualitative Disclosures About Market Risk     31

   Item 8     Financial Statements and Supplementary Data                    31

   Item 9     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                      31

   Item 9A    Controls and Procedures                                        32

   Item 9B    Other Information                                              32

PART III
   Item 10    Directors and Executive Officers of the Registrant             33

   Item 10A   Code of Business Conduct and Ethics                            33

   Item 11    Executive Compensation                                         33

   Item 12    Security Ownership of Certain Beneficial Owners
                 and Management                                              33

   Item 13    Certain Relationships and Related Transactions                 33

   Item 14    Principal Accountant Fees and Services                         33

PART IV
   Item 15    Exhibits and  Financial Statement Schedule                     34

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

     The Company same store sales increased 1.9% in fiscal 2004 after declines in both fiscal 2003 and 2002. To achieve continued growth in same store sales, the Company strategy is to increase customer traffic to its store locations by
(a) bringing into its stores more unique, fashion-forward quality merchandise not found at its competitors while maintaining its value prices, (b) investing in technology and training to enhance its already well-known friendly sales associates and the product knowledge of its sales associates and (3) increasing its marketing and advertising budget as a percentage of sales, to focus on communicating the brand, as an image and a lifestyle, and on special promotions and rewards to current and potential customers and its Dress Barn credit card holders.

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

     Since the Company's formation in 1962, Dress Barn has established and reinforced its image as a source of fashion and value, focusing on its target customer - fashion minded working women. The Company has built its brand image as a core resource for a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to its customers' needs. The Company's 776 store locations in 45 states provide it with a nationally recognized brand name. The Company has developed long-standing relationships with its existing customers, enjoying strong customer loyalty.

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

     Over the past several years, the Company has been gradually repositioning itself to appeal to a more fashion conscious customer while maintaining the Company's focus on its target customer. This repositioning includes enhancing the existing Dress Barn image, building brand awareness through various marketing and advertising campaigns, adopting a new logo and creating a personality and a voice for the Dress Barn brand and communicating this friendlier, more feminine spirit to customers, potential customers and associates. To enhance the development of the Dress Barn brand, the Company changed and updated its in-store graphics, and developed a new prototype store design. During this period, the Company has expanded the use of its dressbarn'r' label to virtually all its merchandise offerings, emphasizing quality, value and fashion.

     To strengthen the Company's brand image and marketing effectiveness, the Company has moved away from reliance on weekly newspaper advertising in favor of targeted national magazine advertising and expanded direct mail. In addition, the Company increased its marketing spending to 1.6% of sales in fiscal 2004 from 1.4% of sales in fiscal 2003. The Company advertises in approximately 10 national magazines, using ads designed to enhance brand awareness as well as to bring new customers into its stores. The Company is also a national sponsor for the American Cancer Society, and the marketing department has an active public relations effort, which has led to more public awareness through increased press coverage for Dress Barn.

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

     The Company's stores continue to reflect newness and fashion, with key items accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. The Company has a new store design that features an easier to shop layout, warmer colors and new wood fixtures for enhanced merchandise presentation. During fiscal 2004, the Company utilized this design in its newly opened stores and updated approximately 12 stores to this new design; the Company plans to update or completely remodel approximately 15 of its store locations during its fiscal year ending July 30, 2005 ("fiscal 2005"). At the end of fiscal 2004, more than half of the Company's stores feature this new design.

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

     All aspects of Dress Barn's stores are designed to be responsive to the Dress Barn customer. In past customer surveys, sales was viewed as superior to its competition and was a competitive advantage. Since 1962, the Company has been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of the Company's stores primarily in strip and outlet centers, carefully edited coordinated merchandise arranged for ease of shopping, comfortable store environment and friendly sales associates embody Dress Barn's strong focus on its customers. Dress Barn's training program encourages its sales associates to assist customers in a low-key and friendly manner. The Company has various programs to recognize and reward its best sales associates. The Company believes it enhances its customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.

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

     Based on the economic success of its larger size Combo stores, most fiscal 2005 store openings will be Combo stores between 7,000 and 8,000 square feet. Combo stores provide the Company with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable the Company to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. The Company has in the past also purchased locations from bankrupt retailers, some of which were too small for a Combo store and were opened as freestanding locations. Of the 53 stores the Company opened during fiscal 2004, 48 were Combo store locations and 5 were freestanding locations. The Company has an ongoing program of converting its older freestanding stores to Combo stores. Six stores were converted to Combo stores during fiscal 2004. The Company expects to continue to open stores primarily in strip centers, as well as in downtown and outlet locations. In fiscal 2005, the Company plans to open approximately 50 new stores and convert a few existing stores to Combo stores, including expanding into new markets.

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

     The Company's marketing programs focus on developing stronger relationships with its existing customers, increasing their loyalty by making them feel better about Dress Barn. Concurrently, the programs try to create awareness among those who are not already customers and inspire them to visit its stores and see what Dress Barn has to offer. One major source of marketing information is the Dress Barn credit card, with almost 2.7 million cardholders, the Company continues to segment its best customers and target them with exclusive offers and recognition. The credit card purchasing information, combined with transactional data from the stores, has created a customer database for our customer relationship management ("CRM") system. The CRM database tracks customer transactions, with the ability to target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The CRM database is used for the Company's direct mail program, providing more productive direct mail lists as well as targeting potential customers within each store's trading area and for new stores.

     The Company utilizes its web site (www.dressbarn.com) for reinforcing store promotions and providing store and product information, helping to drive store traffic and communicate with its retail customers. In addition, the Company sells gift certificates on its website.

Merchandising

     Virtually all merchandising decisions affecting the Company's stores are made centrally. Day to day store merchandising is under the direction of Keith Fulsher, the General Merchandise Manager, and six additional merchandise managers. The Company utilizes a Visual Merchandising Department to communicate various floorsets and presentations to the stores. The Company generally has six complete floorset changes per year to keep its merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by the Company is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the volume of a particular store. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. The Company offers first-quality, in-season merchandise, with approximately 60% of the Company's sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of the Company's sales volume includes dresses, suits, blazers, outerwear and accessories. In fiscal 2003, sportswear accounted for approximately 65% of sales volume. The decrease in fiscal 2004 was due primarily to increases in the jewelry and blouse categories. Dress Barn Woman merchandise features larger sizes of styles similar to Dress Barn merchandise. The Company's Petite departments feature merchandise similar to Dress Barn merchandise in petite sizes. In addition to the Company's broad assortment of career and casual wear, the Company offers other items in selected stores including hosiery, handbags and shoes. There are separate merchandising teams for Dress Barn and Dress Barn Woman.

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

     The Company continues to expand the number of its stores with shoe and petite-size departments. As of July 31, 2004, 340 stores had shoe departments and 198 stores featured petite-sized departments.

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

Store Locations and Properties

     As of July 31, 2004, the Company operated 776 stores in 45 states and the District of Columbia. 492 of the stores were conveniently located in strip centers and 225 stores were located in outlet centers. During fiscal 2004, no store accounted for as much as 1% of the Company's total sales. The table below indicates the type of shopping facility in which the stores were located:

                                                          Dress Barn
                                             Dress Barn      Woman      Combo
             Type of Facility                  Stores       Stores     Stores   Total
------------------------------------------   ----------   ----------   ------   -----
Strip Shopping Centers                           105          26         361    492
Outlet Malls and Outlet Strip Centers             47          22         156    225
Free Standing, Downtown and Enclosed Malls        26           5          28     59(1)

Total                                            178          53         545    776

(1)  Includes 29 downtown locations

     The table on the following page indicates the states in which the stores operating on July 31, 2004 were located, and the number of stores in each state:

                                    Dress Barn    Combo
Location               Dress Barn      Woman     Stores
--------               ----------   ----------   ------
Alabama                    --           --           7
Arizona                     1           --           9
Arkansas                   --           --           4
California                 17            2          31
Colorado                    3            1          10
Connecticut                 6            3          20
District of Columbia        2            1           1
Delaware                    2            1           3
Florida                    12            2          14
Georgia                     2                       20
Idaho                      --           --           3
Illinois                    3            1          29
Indiana                     4           --          11
Iowa                       --           --           6
Kansas                     --           --           6
Kentucky                    1           --           7
Louisiana                  --           --          10
Maine                       2            1          --
Maryland                    6            3          19
Massachusetts               7            2          25
Michigan                    7            1          22
Minnesota                  --           --          11
Mississippi                --           --           6
Missouri                    4            2          18
Nebraska                   --           --           4
Nevada                      1           --           5
New Hampshire              --           --           6
New Jersey                 17            8          24
New Mexico                 --           --           1
New York                   24            5          39
North Carolina              8            4          17
North Dakota               --           --           1
Ohio                        3           --          17
Oklahoma                    1           --           2
Oregon                      2            2           4
Pennsylvania               18            6          23
Rhode Island                1           --           3
South Carolina              4            1          11
Tennessee                   3            2          11
Texas                       5            1          42
Utah                       --           --           4
Vermont                    --           --           2
Virginia                    9            3          20
Washington                  2            1           5
West Virginia              --           --           2
Wisconsin                   1           --          10
Total                     178           53         545
                          ---          ---         ---

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

     The Company motivates its sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that Dress Barn's creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. The Company utilizes comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) its DVDi LMS training system (ii) ongoing DVDi training and (iii) one-on-one training of sales associates by store managers and district sales managers.

     Almost 70% of the Company's sales in fiscal 2004 and fiscal 2003 were paid for by credit card, with the remainder being paid by cash or check. Consistent with the other credit cards it accepts, the Company assumes no credit risk with respect to the Dress Barn credit card but pays a percentage of sales as a service charge to the third party financial institution. As of July 31, 2004, the number of cardholders was approximately 2.7 million. The average dollar value per transaction on the Dress Barn credit card during fiscal 2004 was approximately 50% greater than the average dollar value of all other transactions, versus 30% in fiscal 2003 and represented approximately 20% of the Company's sales in fiscal 2004. The increase in the average dollar value per transaction in 2004 was due to higher units per transaction.

     Virtually all of the Company's stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings.

Advertising and Marketing

     As the lifestyles of its customers changed, the Company determined it was more cost effective to utilize direct mail to communicate its promotions and merchandise focuses to its customers, supplemented with selected "image" advertising in national magazines. The Company has increased and continues to increase its direct mail program. The Company utilizes a customer relationship management ("CRM") system to track customer transactions and utilizes it as a basis for its direct mail efforts. The Company believes focused, targeted marketing utilizing direct mail is the most effective means to reach and build relationships with its customers as well as drive customers into its stores. The marketing department sends "Fashion Flashes" to the stores which contain full color pictures of coordinated merchandise groups and facts about the products, boosting employee product knowledge.

     The Company also utilizes select national advertising, including major lifestyle magazines, to build its brand image as a primary source for a lifestyle-oriented, fashionable, value-priced assortment of career and casual fashions tailored to its customers' needs. The national ads are designed to create awareness of the dressbarn'r' brand and increase the loyalty of our existing customers by making them feel better about dressbarn'r' and its brand philosophy.

Management Information Systems

     The Company has made a significant investment in technology to improve sales, gain efficiencies and reduce operating costs. Dress Barn has a management information system, which integrates all major aspects of the Company's business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All stores utilize a point-of-sale ("POS") system with price look-up capabilities for both inventory and sales transactions. The Company installed a new wide area network in fiscal 2004. In addition, the Company began a rollout of a new POS system with many enhanced features to all its stores in the fourth quarter of fiscal 2004, which was completed in the first quarter of fiscal 2005. This rollout included the installation of a wide area network. This new system allows the Company to add functionality to its POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. In addition, the Company began to sell gift cards and use merchandise credit cards in the first quarter of fiscal 2005.

     The Company's merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels, organized by department, class, vendor, style, color and store. The system enables the Company to identify slow-moving merchandise to mark down or efficiently transfer to stores selling such items more rapidly. The Company analyzes historical hourly and projected sales trends to efficiently schedule store personnel, minimizing labor costs while allowing for a high level of sales. The Company believes that investments in technology enhance operating efficiencies and position Dress Barn for future growth. The Company utilizes a DVDi Learning Management System (LMS), where sales associates are able to take tests for consistency across all of its stores. The LMS system was part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.

Trademarks

     The Company has previously been issued U.S. Certificates of Registration of Trademark for the operating names of its stores and its major private label merchandise (Dress Barn'r' and Westport Ltd.'r'). During fiscal 2003, the Company filed applications to register a number of additional trademarks, the most significant being dressbarn'r' and its new logo. In fiscal 2004, the dressbarn'r' trademark registration was completed. The Company believes its Dress Barn'r' and dressbarn'r' trademarks are materially important to its business. The Company operates a small number of outlet stores under the names Westport Ltd.'r' and SBX'r'.

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

Forward-Looking Statements and Factors Affecting Future Performance

     This Annual Report on Form 10-K/A contains within the "Business" section, the "Properties" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and elsewhere, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below.

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

     The Company competes primarily with department stores, specialty stores, discount stores, mass merchandisers and off-price retailers, many of which have substantially greater financial, marketing and other resources than the Company. Many department stores offer a broader selection of merchandise than the Company. In addition, many competitors continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which the Company has a significant market presence. The Company's sales and results of operations may also be affected by closeouts and going-out-of-business sales by other women's apparel retailers. The Company may face periods of strong competition in the future, which could have an adverse effect on its financial results.

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

     The Company is committed to being more productive. The Company is planning to continue to close or relocate underperforming stores and maintain tight cost controls in all areas with a goal of increasing shareholder value. There can be no assurance that the Company's strategy will result in a continuation of revenue and profit growth. Future economic and industry trends that could impact revenue and profitability remain difficult to predict.

ITEM 2. PROPERTIES

     The Company leases all its stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more 5-year options to extend the lease. The table below, covering all stores operated by the Company on July 31, 2004, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

                                     Leases      Number with      Number Without
Fiscal Years                        Expiring   Renewal Options   Renewal Options
-------------------                 --------   ---------------   ---------------
2005                                   143            80                63
2006                                   139           122                17
2007-2009                              363           319                44
2010 and thereafter                    131           118                13
                                       ---           ---               ---

Total                                  776           639               137
                                       ---           ---               ---

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

     The Company leases its 510,000 square foot office and distribution center in Suffern, New York from Dunnigan Realty, LLC, a wholly-owned subsidiary which was formed solely to purchase, own and operate the entire Suffern Facility including the portion occupied by the Company. The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012. The Company's lease with Dunnigan Realty, LLC expires in 2023, which coincides with the term of the underlying mortgage that Dunnigan Realty, LLC utilized to finance the purchase of the Suffern facility. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility. Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, net of closing costs, are due monthly through July 2023. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as "other income" on the Company's Consolidated Statements of Earnings. All intercompany transactions are eliminated in consolidation.

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

     In addition to the original litigation charge of $32 million, the Company accrued interest through July 31, 2004 of $3.3 million. The amount that was deposited into escrow was dictated by the court to include the $35.3 million judgment and accrued interest as well as six months of prefunded interest ($1.5 million) and an additional 5% of the amount due (including interest) at the time of the funding of such escrow (5% of $36.8 million or $1.8 million), totaling $38.6 million which is recorded in restricted cash on the Company's balance sheet at July 31, 2004.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:

Name              Age   Positions
----              ---   ---------
Elliot S. Jaffe    78   Chairman of the Board,
                        Co-Founder and Director
David R. Jaffe     45   President,
                        Chief Executive Officer and Director
Vivian Behrens     51   Senior Vice President and Chief
                        Marketing Officer
Armand Correia     58   Senior Vice President and Chief
                        Financial Officer
Keith Fulsher      50   Senior Vice President
                        And General Merchandise Manager
Eric Hawn          54   Senior Vice President
                        Store Operations
Elise Jaffe        49   Senior Vice President
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

     Ms. Vivian Behrens started with the Company in September 2002 as Senior Vice President, Marketing. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc. Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was a member of the Company's Board of Directors from 2001 to 2002.

     Mr. Armand Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

     Mr. Keith Fulsher has been with the Company for over ten years, serving as Merchandise Manager, Sportswear, before being promoted to Senior Vice President and General Merchandise Manager in February 2002. Previously he was at Macy's for 18 years, leaving as Group Vice-President of Better Sportswear.

     Mr. Eric Hawn has been Senior Vice President of the Company since 1989.

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

                   Fiscal 2004        Fiscal 2003
                    Bid Prices        Bid Prices
                 ---------------   ----------------
Fiscal Period     High      Low     High      Low
--------------   ------   ------   ------   -------
First Quarter    $14.53   $12.30   $15.90   $11.06
Second Quarter   $15.86   $13.90   $16.19   $13.09
Third Quarter    $18.72   $14.74   $15.00   $12.43
Fourth Quarter   $18.10   $15.56   $15.23   $12.20

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

                                                                                                   Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                                                                                   equity compensation
                                                 Number of securities to     Weighted average        plans (excluding
                                                 be issued upon exercise    exercise price of    securities reflected in
                    Plan Category                 of outstanding options   outstanding options         column (a))
------------------------------------------------------------------------------------------------------------------------
                                                           (a)                     (b)                     (c)
Equity compensation plans approved by security
   holders                                              2,673,979                 $10.46                3,530,616
Equity compensation plans not approved by
   security holders                                            --                     --                       --
                                                        ---------                 ------                ---------
Total                                                   2,673,979                 $10.46                3,530,616
                                                        =========                 ======                =========

Issuer Purchases of Equity Securities(1)
Quarter Ending July 31, 2004

                                                          Total Number of       Maximum Number
                                                        Shares Purchased      of Shares that May
                                                        as Part of Publicly   Yet Be Purchased
                Total Number of    Average Price Paid    Announced Plans or   Under the Plans or
   Period       Shares Purchased        per Share             Programs            Programs (2)
-------------------------------------------------------------------------------------------------
May 1, 2004--
May 31, 2004         19,700              $15.87                19,700              2,881,725

(1) The Company has a $75 million Stock Buyback Program (the "Program") which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The Program has no expiration date.

(2) Based on the closing price of $16.75 at July 30, 2004.

Item 6. Selected Financial Data

In thousands, except earnings per share and store operating data

     The following selected financial data is derived from the consolidated financial statements of The Dress Barn Inc. (the "Company") and have been restated to reflect adjustments to the original Form 10-K that are further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2: "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 15, "Exhibits and Financial Statement Schedule" of this Form 10-K/A. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the section "Certain Additional Risks and Uncertainties" in the Company's Annual Report on Form 10-K/A and the Company's consolidated financial statements and notes thereto.

Dollars in thousands except per share information

                                                     Fiscal Year Ended
                                   -----------------------------------------------------
                                   July 31,   July 26,   July 27,   July 28,   July 29,
                                     2004       2003       2002       2001       2000
                                   -----------------------------------------------------
   Net sales                       $754,903   $707,121   $717,136   $695,008   $656,174
   Cost of sales, including
      occupancy and buying costs    472,198    451,579    452,216    440,817    419,013
                                   -----------------------------------------------------
   Gross profit                     282,705    255,542    264,920    254,191    237,161

   Selling, general and
      administrative expenses       212,477    194,005    188,056    182,598    169,817
   Depreciation & amortization       23,197     22,262     24,631     25,146     18,803
   Litigation charge                     --     32,000         --         --         --
                                   -----------------------------------------------------

   Operating income                  47,031      7,275     52,233     46,447     48,541

   Interest income                    2,204      3,332      5,458      8,949      7,667
   Interest expense                  (5,288)      (164)        --         --         --
   Other income                       1,526        779         --         --         --
                                   -----------------------------------------------------

      Earnings before
         income taxes                45,473     11,222     57,691     55,396     56,208

   Income taxes                      14,541      4,039     20,769     20,219     20,516
                                   -----------------------------------------------------

      Net earnings                 $ 30,932   $  7,183   $ 36,922   $ 35,177   $ 35,692
                                   =====================================================

Earnings per share - basic (1)     $   1.05   $   0.23   $   1.01   $   0.96   $   0.94
                                   =====================================================
Earnings per share - diluted (1)   $   1.03   $   0.22   $   0.98   $   0.94   $   0.92
                                   =====================================================

Balance sheet data:
   Working capital                 $153,106   $126,138   $234,576   $201,241   $162,270
   Total assets                    $489,316   $449,787   $487,838   $434,082   $408,803
   Long-term debt                  $ 31,988   $ 33,021   $      0   $      0   $      0
   Shareholders' equity            $252,958   $217,421   $325,642   $289,005   $252,113

Percent of net sales:
   Cost of sales, including
      occupancy and buying costs       62.6%      63.9%      63.1%      63.4%      63.9%
   Gross profit                        37.4%      36.1%      36.9%      36.6%      36.1%
   Selling, general and
      Administrative expenses          28.1%      27.4%      26.2%      26.3%      25.9%
   Litigation charge                     --        4.5%        --         --         --
   Operating income                     6.2%       1.0%       7.3%       6.7%       7.4%
   Net earnings                         4.1%       1.0%       5.1%       5.1%       5.4%

(1) All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, distributed May 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "fiscal 2004," "fiscal 2003," and "fiscal 2002" refer to our fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, respectively. Fiscal 2004 consisted of 53 weeks. Fiscal 2003 and fiscal 2002 consisted of 52 weeks. The term "fiscal 2005" refers to our fiscal year that will end on July 30, 2005. For comparison purposes, it is more meaningful for certain items to use fiscal 2004's results less the extra week, or the fifty-two week period ended July 24, 2004 ("fifty-two week" period or "fifty-two weeks").

Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002 in the Annual Report on Form 10K/A.

     The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that Financial Accounting Standards Board ("FASB") Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as a deferred rent liability on the consolidated balance sheets and allowances received as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization to increase "Depreciation and amortization expenses" and a corresponding decrease to "Cost of sales including occupancy and buying costs" on the consolidated statements of earnings.

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over the appropriate period, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting required the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the consolidated statements of earnings for each of the three years in the period ended July 31, 2004. In addition, the Company corrected certain other balance sheet classification errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", which were included in the cumulative effect adjustment, related to the reversal of an impairment reserve. The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" in 2004 and 2003, respectively. In addition, the Company reclassified its provision for impairments and asset disposals from "Depreciation and amortization" to "Selling, general and administrative" expenses. The cumulative effect of these accounting corrections is a reduction to retained earnings of $11.9 million as of the beginning of fiscal 2002 and decreases to earnings of $1.0 million and $0.9 million for the fiscal years ended 2002 and 2003 and an increase of $0.8 million for fiscal year 2004, respectively.

     See Note 2 to the consolidated financial statements of this Report for a summary of the significant effects of these restatements on the Company's consolidated balance sheets as of July 31, 2004, and July 26 2003, as well as on the Company's consolidated statements of earnings and cash flows for fiscal years 2004, 2003, and 2002. The accompanying Management's Discussion and Analysis gives effect to these corrections.

                               Management Overview

     This Management Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should not be relied upon separately from the balance of this Report.

     Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

                                            Fiscal Year Ended
                                     ------------------------------
                                     July 31,   July 26,   July 27,
                                       2004       2003       2002
                                     --------   --------   --------
Net sales growth                         6.8%      (1.4%)      3.2%
Comparable store sales growth            1.9%      (4.6%)     (1.9%)
Merchandise margins                     55.1%      54.7%      54.5%
Square footage growth                    2.9%         4%         6%
Total store count                        776        772        754
Diluted earnings per share             $1.03      $0.22      $0.98
S,G & A as a percentage of sales        28.1%      27.4%      26.2%
Capital expenditures (in millions)     $35.8      $68.0      $33.0

     The Company's methodology for determining same store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage changes). If a single-format store is converted into a Combo store, the additional sales are not included in the calculation of same store sales. The determination of which stores are included in the same store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from same store sales beginning with the fiscal month the store actually closes.

     The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, (primarily commissions and import fees), all occupancy costs excluding depreciation and all costs associated with their buying and distribution functions. The Company's cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities such as the Company exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.

Forward-Looking Statements

     Sections of this Annual Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; the impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

Critical Accounting Policies and Estimates

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related primarily to merchandise inventories, investments, long-lived assets, insurance reserves, income taxes, sales return allowance, stock based employee compensation, claims and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company's financial statements.

Revenue Recognition

     While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchase made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits are recorded as a liability until they are redeemed. The Company has reserved for estimated sales returns.

Merchandise Inventories

     The Company's inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In First Out (FIFO) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. The Company includes in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs excluding depreciation and all costs associated with their buying and distribution functions. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in January and July to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. The Company continuously reviews its inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company's gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company's results of operations.

Impairment of Long-lived Assets

     The Company primarily invests in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows are identified at the individual store level. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Insurance Reserves

     The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers' compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 31, 2004 and July 29, 2003, these reserves were $5.6 million and $5.4 million, respectively, and were included in "Other accrued expenses" on the consolidated balance sheets.

Claims and Contingencies

     The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. The Company accrues its estimate of probable settlements of Federal and State tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company believes its accruals for claims and contingencies are adequate based on information currently available, however, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Litigation

     The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability in accordance with FASB Statement No. 5, "Accounting for Contingencies". The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. On July 7, 2003, after an unforeseen jury verdict, a trial court entered a final judgment of approximately $32 million in compensatory damages and expenses against the Company in a previously disclosed lawsuit. As a result, the Company recorded a litigation charge of $32 million for the judgment, even though the Company continues to strongly believe there is no merit in the jury verdict and is vigorously pursuing an appeal. If upon appeal the entire judgment or a portion thereof is modified, the Company will adjust its litigation accrual accordingly (see note 6 of the Notes to the Consolidated Financial Statements for additional information). In addition to the original litigation charge of $32 million, the Company accrued interest through July 31, 2004 of $3.3 million. In the fourth quarter of fiscal 2004, as required as part of the above legal judgment the Company deposited $38.6 million in an escrow account, utilizing its operating funds. Such amount was dictated by the court to include the $32 million judgment, the accrued interest of $3.3 million, six months of prefunded interest totaling $1.5 million, and an additional 5% of the amount due (including interest) of $1.8 million (5% of $36.8 million). The escrow account is an interest bearing account and is included in restricted cash on the Company's balance sheet. This escrow will terminate when a final non-appealable judgment is entered. At that time, the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company.

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

Operating Leases

     The Company leases retail stores under operating leases. Most lease agreements contain construction allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

     For construction allowances and rent holidays, the Company records a deferred rent liability in "Other accrued expenses" and "Deferred rent" on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to "Cost of sales including occupancy and buying costs" on the consolidated statements of earnings.

     For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in "Other assets" on the consolidated balance sheets and then amortizes the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

     For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

     Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in "Other accrued expenses" on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

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

Results of Operations

     The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                                         Fiscal Year Ended
                                                  ------------------------------
                                                  July 31,   July 26,   July 27,
                                                    2004       2003       2002
                                                  --------   --------   --------
Net sales                                          100.0%     100.0%     100.0%
Cost of sales, including
   occupancy and buying costs                       62.6%      63.9%      63.1%
Selling, general and
   administrative expenses                          28.1%      27.4%      26.2%
Depreciation and amortization                        3.1%       3.1%       3.4%
Litigation charge                                     --        4.5%        --
Interest income                                      0.3%       0.5%       0.7%
Interest (expense)                                  -0.7%        --         --
Earnings before income taxes                         6.0%       1.6%       8.0%
Net earnings                                         4.1%       1.0%       5.1%

Fiscal 2004 Compared to Fiscal 2003

     The results of the Company for fiscal 2004 were favorably impacted by the extra reporting week. Net sales increased by 6.8% to $754.9 million for fiscal 2004, from $707.1 million in fiscal 2003. Net sales for the fifty-two week period ended July 24, 2004, were $743.2 million, an increase of $36.1 million or 5.1% from the prior year. The increase from fiscal 2003 was due to a 1.9% increase in same store sales, as well as a 2.9% increase in average store square footage. Same store sales are the primary means most retailers use to evaluate their sales performance. Same store sales represented approximately 86% of total sales for fiscal 2004. The increase in store square footage was due to the opening of 53 new stores, primarily combination Dress Barn/Dress Barn Woman stores ("Combo stores"), which carry both Dress Barn and Dress Barn Woman merchandise, offset in part by the square footage reduction from the closings of 47 underperforming stores. The Company had 776 stores in operation at July 31, 2004 compared to 772 stores in operation as of July 26, 2003.

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

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs), increased 10.6% to $282.7 million, or 37.4% of net sales, in fiscal 2004 from $255.5 million, or 36.1% of net sales in fiscal 2003. The increase in gross profit as a percentage of net sales, is due to higher maintained margins, the leverage on buying costs gained from increased same store sales, and the leverage from the extra fifty-third week of net sales on fixed occupancy costs. For the fifty-two weeks, gross profit was 36.6% of net sales.

     Selling, general and administrative (SG&A) expenses increased by 9.5% to $212.5 million, or 28.1% of net sales, in fiscal 2004 from $194 million or 27.4% of net sales, in fiscal 2003. For the fifty-two weeks, SG&A increased by 8% to $209.6 million, or 27.8% of net sales from $194 million, or 27.4% of net sales last fiscal year. The increase of 40 basis points reflects lack of sales leverage, increased marketing expense, a higher number of closed stores (47 stores closed in fiscal 2004 versus 28 stores closed in fiscal 2003) and related write-offs ($4.9 million in fiscal 2004 versus $1.5 million in fiscal 2003), as well as increased costs associated with impending Sarbanes-Oxley compliance and training costs for the Company's new POS system. The Company continues to focus on controlling its costs and enhancing productivity.

     Other income for fiscal 2004 increased 95.9% to $1.5 million from $0.8 million in fiscal 2003. The Company received a full year's rent versus a partial year in fiscal 2003 by Dunnigan Realty, LLC from the unaffiliated tenants of the Suffern facility. In January 2003 Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, acquired a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center.

     Depreciation expense increased by 4.2% to $23.2 million in fiscal 2004, versus $22.3 million in fiscal 2003. The increase resulted from a higher number of closed stores, the increase resulted from the first year depreciation of the new Point of Sale (POS) system, and the first full year of depreciation of the Company headquarters.

     Interest income decreased by 33.9% to $2.2 million for fiscal 2004 from $3.3 million for fiscal 2003. The decrease was due primarily to a reduction in funds available for investment for most of the fiscal year after the purchase of the Company headquarters for $45.4 million in the fourth quarter of 2003, partially offset by an increase in interest rates.

     Interest expense for the fiscal year was $5.3 million. Interest expense includes a $3.3 million charge related to the $32 million legal accrual recorded in fiscal 2003. This legal accrual was necessary as the result of court judgment against the Company relating to a previously disclosed lawsuit arising from an unsuccessful acquisition. On July 7, 2003, after a jury trial the trial court entered a final judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company believes there is no merit in the jury verdict. Both parties have appealed, with the plaintiff seeking prejudgment interest from 1997. If upon appeal the judgment is subsequently modified, the Company will adjust its litigation accrual accordingly (see Note 6 of the Notes to the Consolidated Financial Statements). Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. The remaining interest expense represents the mortgage interest from the financing of the Suffern facility in July 2003 (a 5.3% fixed rate over a 20 year term).

     The effective tax rate for fiscal 2004 was 32.0% versus 36.0% in fiscal 2003. The decrease resulted from the reversal of certain income tax reserves of approximately $2.0 million. Such reversal resulted from the Company finalizing certain pending tax audits. Going forward, the Company expects the effective tax rate to remain in the 36% range.

     Net earnings for fiscal 2004 increased to $30.9 million from $7.2 million in fiscal 2003. Net earnings were favorably impacted by approximately $1.6 million or $0.05 per share by the extra reporting week in fiscal 2004. Diluted earnings per share also increased to $1.03 per share versus $0.22 per share in fiscal 2003. Diluted earnings in fiscal 2003 were negatively impacted by a $32.0 million litigation charge (or $20.3 million or $0.64 per diluted share after tax). Operating income for fiscal 2004 increased to $47.0 million from $7.3 million in fiscal 2003. The change in operating income was primarily due to the $32.0 million litigation charge recorded in fiscal 2003.

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

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) decreased by 3.5% to $255.5 million, or 36.1% of net sales, in fiscal 2003 from $264.9 million, or 36.9% of net sales, in fiscal 2002. The decrease in gross profit as a percentage of sales was primarily due to negative leverage on buying and occupancy costs from decreased same store sales. In addition, fiscal 2003 markdowns were higher as a percentage of sales due to lower than expected sales volumes requiring increased promotional activities to maintain inventory levels in line with sales trends. These additional markdowns were slightly offset by higher initial margins due to continued sourcing improvements and efficiencies. Inventory levels as of the end of fiscal 2003 were more current and lower per store than the prior year.

     Selling, general and administrative ("SG&A") expenses increased by 3.2% to $194 million, or 27.4% of net sales, in fiscal 2003 from $188.1 million, or 26.2% of net sales, in fiscal 2002. The increase in SG&A as a percentage of net sales for fiscal 2003 was primarily due to negative same store sales leverage on SG&A expenses. SG&A expenses increased primarily due to increased store operating costs, primarily selling, benefits, maintenance and repair and insurance costs resulting from the increase in the Company's store base. In addition, the colder than normal winter in most parts of the country put added pressure on utility costs in the second and third quarters. The Company continues to focus on controlling its costs and enhancing productivity.

     Depreciation expense decreased by 9.4% to $22.3 million in fiscal 2003, versus $24.6 million in fiscal 2002. Fiscal 2003 was favorably impacted by the fiscal 2002 fourth quarter writedown of obsolete software and equipment. This offset the increase in depreciation from the acquisition by Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, of a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Fiscal 2003 also benefited from lower store construction costs than the prior year as the Company opened 50 stores in fiscal 2003 versus 74 stores opened during the prior year.

     The litigation charge of $32 million is the result of court judgment against the Company relating to a previously disclosed lawsuit arising from an unsuccessful acquisition.

     Interest income - net decreased by 39.0% to $3.3 million for fiscal 2003 from $5.5 million for fiscal 2002. This decrease was due to lower investment rates versus last year coupled with less cash available for investments. During fiscal 2003, the Company used approximately $120.8 million for the Dutch Auction Tender Offer completed at the end of October 2002 (the "Tender Offer"), in which the Company repurchased 8 million of its common shares. The Company used approximately $45 million to acquire the Suffern facility in January 2003.

     Other income for fiscal 2003 was approximately $0.8 million. Other income represents rental income by Dunnigan Realty, LLC from the unaffiliated tenants of the Suffern facility.

     Net earnings for fiscal 2003 decreased 80.5% to $7.2 million versus $36.9 million in fiscal 2002. Diluted earnings per share also decreased 77.6% to $0.22 per share versus $0.98 in fiscal 2002. Net earnings were negatively impacted by the above-mentioned litigation charge of $32.0 million (or $20.3 million or $0.64 per diluted share after tax). Operating income was $7.3 million, a decrease of $44.9 million compared to operating income of $52.2 million last year. The change in operating income from year to year was primarily due to the $32.0 million litigation charge.

Liquidity and Capital Resources

     The Company has generally funded, through internally generated cash flow, all of its operating and capital needs. These include the opening or acquisition of new stores, the remodeling of existing stores, and the continued expansion of its Combo stores. In fiscal 2004, total capital expenditures were $35.8 million. Excluding the $45.3 million for the acquisition of the Suffern facility in fiscal 2003, capital expenditures were $22.7 million and $33.0 million in fiscal 2003 and fiscal 2002, respectively. The increase in fiscal 2004 capital expenditures was due to the investment in new store point of sale equipment and more total store remodelings. The Company repurchased 19,700 outstanding shares of its stock for a total cost of $0.3 million on the open market in fiscal 2004. In fiscal 2003, the Company repurchased 8,000,000 outstanding shares of its stock in the Tender Offer for a total cost of $120.8 million. The Company repurchased in the open market 757,600 outstanding shares of its stock for a total cost of $9.0 million during fiscal 2002. In fiscal 2003 and 2002, shares repurchased were retired and treated as authorized but unissued shares, with the cost of the reacquired shares debited to retained earnings and the par value debited to common stock.

     The Company funds inventory expenditures through cash flows from operations and the favorable payment terms the Company has established with its vendors. The Company's net cash provided by operations in fiscal 2004 decreased to $21.0 million as compared to $61.6 million in fiscal 2003 and $77.0 million in fiscal 2002. The decrease in fiscal 2004 was primarily due to the required funding of the escrow account of $38.6 million (see following paragraph), while the decrease in fiscal 2003 versus fiscal 2002 was primarily due to the decrease in net earnings.

     In the fourth quarter of fiscal 2004, as required as part of an outstanding legal judgment (see Note 6 of the Notes to the Consolidated Financial Statements) the Company deposited $38.6 million in an escrow account, utilizing its operating funds. The escrow account is an interest bearing account and is included in restricted cash on the Company's balance sheet. The amount deposited includes interest on the unpaid judgment through December 31, 2004. This escrow will terminate when a final non-appealable judgment is entered. At that time, the amount of the judgment, if any, will be paid to the plaintiff with any balance returned to the Company.

     In January 2003, Dunnigan Realty, LLC, a wholly-owned consolidated subsidiary of the Company, purchased the Suffern facility, of which the major portion is the Company's corporate offices and distribution center, for approximately $45.3 million utilizing the Company's internally generated funds. In July 2003, Dunnigan Realty, LLC borrowed $34.0 million under a favorable fixed rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. These rental payments are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures.

     At July 31, 2004, the Company had $122.7 million in marketable securities and other investments. The portfolio consists primarily of municipal bonds that can readily be converted to cash. The Company held no options or other derivative instruments at July 31, 2004. Working capital was approximately $153.1 million at July 31, 2004. In addition, the Company had available $70 million in unsecured lines of credit bearing interest below the prime rate. The Company had no debt outstanding under any of the lines at July 31, 2004. However, potential borrowings were limited by approximately $43 million of outstanding letters of credit primarily to vendors for import merchandise purchases. The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, other than operating leases entered into in the normal course of business and letters of credit. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.

     In fiscal 2005, the Company plans to open approximately 50 additional stores and continue its store remodeling program. Total fiscal 2005 capital expenditures, which are primarily attributable to the Company's store opening, renovation and refurbishment programs, are expected to be approximately $25 million. The Company intends to focus on both expanding in the Company's existing major trading markets and developing and expanding into new markets. The Company believes that its cash, cash equivalents, marketable securities and investments, together with cash flow from operations, will be adequate to fund the Company's proposed capital expenditures and other anticipated obligations.

Contractual Obligations and Commercial Commitments

     The estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following table:

                                  ----------------------------------------------------------------
                                                  Payments Due by Period (000's)
                                  ----------------------------------------------------------------
Contractual                                     Fiscal   Fiscal 2006-   Fiscal 2008-   Fiscal 2010
Obligations                         Totals       2005        2007           2009        And Beyond
--------------------------------------------------------------------------------------------------
Operating lease obligations       $  960,302   $93,751     $187,449       $186,261       $492,841
Mortgage principal and interest       52,583     2,768        5,535          5,535         38,745
                                  ----------------------------------------------------------------
                                  $1,012,885   $96,519     $192,984       $191,796       $531,586
                                  ================================================================

                                  ----------------------------------------------------------------
                                            Amount of Commitment Expiration Period (000's)
                                  ----------------------------------------------------------------
Other Commercial                                Fiscal   Fiscal 2006-   Fiscal 2008-   Fiscal 2010
Commitments                         Totals       2005        2007           2009       And Beyond
--------------------------------------------------------------------------------------------------
Trade letters of credit             $38,048    $38,048       $--             $--           $--
Standby letters of credit             4,575      4,575        --              --            --
Firm purchase orders                    130        130        --              --            --
                                  ----------------------------------------------------------------
                                    $42,753    $42,753       $--             $--           $--
                                  ================================================================

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The escrow account referred to in Note 6 is invested in short term money market instruments. The remainder of the marketable securities in the portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

     Currently, we maintain approximately 57% of our cash and investments in financial instruments with original maturity dates of three months or less, 9% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 34% in financial instruments with original maturity dates of equal to or greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $2.2 million decrease or increase in the fair value of our cash and investments.

     Our outstanding long-term liabilities as of July 31, 2004 consisted of $33.0 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

     Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

     The Company holds no options or other derivative instruments at July 31, 2004. Other information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Risk Management" in Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of The Dress Barn, Inc. and subsidiaries are filed together with this report: See Index to Financial Statements, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     During the fourth quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

     However, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP, and that a review of all lease-related accounting practices was underway.

     In a meeting with the Company's management and its independent registered public accountants, management determined that the Company's accounting for construction allowances and rent escalations was incorrect. Management determined that the Company's audited consolidated financial statements for the years ended July 31, 2004, July 26, 2003, and July 27, 2002 should be restated. In addition, the Company reported on Form 8-K that such financial statements filed in its Annual Report on Form 10-K for the year ended July 31, 2004 and its quarterly report on Form 10-Q for the quarter ended October 30, 2004 should no longer be relied upon.

     Based on the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting in the Company's store lease accounting practices. Based on that, management concluded that a material weakness existed in the Company's internal control over financial reporting due to its store lease accounting practices, and disclosed this to the Audit Committee and to the independent registered public accountants. The Company is in the process of remediating its internal control over financial reporting in it's store lease accounting practices by conducting a review of its internal controls related to operating leases and correcting its method of accounting for construction allowances.

     The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, which included the matter discussed above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective, due to its store lease accounting practices, discussed above, as of the end of the period covered by this Report (March 18, 2005), in ensuring that material information relating to The Dress Barn, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountants will be required to audit management's assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

                                     PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

ITEM 15.  (a)(1)  FINANCIAL STATEMENTS                              PAGE NUMBER
                                                                     -----------
Report of Independent Registered Public Accounting Firm                  F-1
Consolidated Balance Sheets                                              F-2
Consolidated Statements of Earnings                                      F-4
Consolidated Statements of Shareholders' Equity and
   Comprehensive Income                                                  F-5
Consolidated Statements of Cash Flows                                    F-6
Notes to Consolidated Financial Statements                           F-7 to F-22

ITEM 15. (b)(1) FINANCIAL STATEMENT SCHEDULE

Schedule II-Valuation and Qualifying Accounts for the years ended July 31, 2004 and July 26, 2003

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15. (a)(3) LIST OF EXHIBITS

     The following exhibits are filed as part of this Report and except Exhibits 10(mm), 10(xx), 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

Exhibit                                                          Incorporated By
Number                     Description                            Reference From
-------                    -----------                           ---------------
3(c)      Amended and Restated Certificate of Incorporation             (1)

3(e)      Amended and Restated By-Laws                                 (13)

3(f)      Amendments to Amended and Restated Certificate of
          Incorporation                                                 (5)

4.        Specimen Common Stock Certificate                             (1)

10        Purchase and Sale Agreement- 30 Dunnigan Drive,
          Suffern NY                                                   (17)

10(a)     1993 Incentive Stock Option Plan                             (10)

10(b)     Employment Agreement With Burt Steinberg                     (14)

10(f)     Agreement Terminating Agreement for Purchase of
          Certain Stock from Elliot S. Jaffe upon death                 (6)

10(g)     Agreement Terminating Agreement for Purchase of
          Certain Stock from Roslyn S. Jaffe upon death                 (6)

                                                                 Incorporated By
                                                                 Reference From
                                                                 ---------------
Leases of Company premises of which the lessor is Elliot S.
Jaffe or members of his family or related trusts:
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

                                                  The Dress Barn, Inc.


                                                  by /s/ ELLIOT S. JAFFE
                                                     ---------------------------
                                                     Elliot S. Jaffe
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----


/s/ ELLIOT S. JAFFE           Chairman of the Board                 03/18/05
-------------------
Elliot S. Jaffe


/s/ ROSLYN S. JAFFE           Director and Secretary and            03/18/05
-------------------           Treasurer
Roslyn S. Jaffe


/s/ DAVID R. JAFFE            Director, President                   03/18/05
------------------            and Chief Executive Officer
David R. Jaffe                (Principal Executive Officer)


/s/ BURT STEINBERG            Director and Executive Director       03/18/05
------------------
Burt Steinberg


/s/ KLAUS EPPLER              Director                              03/18/05
----------------
Klaus Eppler


/s/ EDWARD D. SOLOMON         Director                              03/18/05
---------------------
Edward D. Solomon


/s/ JOHN USDAN                Director                              03/18/05
--------------
John Usdan


/s/ KATE BUGGELN              Director                              03/18/05
----------------
Kate Buggeln


/s/ MARC LASRY                Director                              03/18/05
--------------
Marc Lasry


/s/ ARMAND CORREIA            Chief Financial Officer               03/18/05
------------------            (Principal Financial and
Armand Correia                Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Dress Barn, Inc.
Suffern, New York

     We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and Subsidiaries (the "Company") as of July 31, 2004 and July 26, 2003, and the related statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule for the years ended July 31, 2004 and July 26, 2003 listed in the index at 15(b)1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dress Barn, Inc. and Subsidiaries as of July 31, 2004 and July 26, 2003, and their results of operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such 2004 and 2003 financial statement schedule, which is considered in relation to the basic 2004 and 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
October 13, 2004 (March 18, 2005 as to the effects of the restatement discussed in Note 2)

The Dress Barn, Inc. and Subsidiaries

Consolidated Balance Sheets
Amounts in thousands, except share data

                                                           July 31,        July 26,
                                                             2004            2003
                                                        (as restated,   (as restated,
                                                         see Note 2)     see Note 2)
                                                        -------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents                               $ 15,141        $ 37,551
   Restricted cash and cash equivalents (see Note 1)         38,661              --
   Marketable securities and investments (see Note 3)       122,700         113,897
   Merchandise inventories                                  116,912         110,348
   Deferred income tax asset (see Note 8)                    14,845          17,336
   Prepaid expenses and other                                 8,898           7,383
                                                           --------        --------
      Total Current Assets                                  317,157         286,515

Property and Equipment:
   Land and buildings                                        45,391          45,391
   Leasehold improvements                                    93,289          91,030
   Fixtures and equipment                                   173,466         164,163
   Computer software                                         23,302          19,369
                                                           --------        --------
                                                            335,448         319,953
   Less accumulated depreciation and amortization
                                                            172,244         164,406
                                                           --------        --------
                                                            163,204         155,547

Other Assets                                                  8,955           7,725
                                                           --------        --------
   TOTAL ASSETS                                            $489,316        $449,787
                                                           ========        ========

The Dress Barn, Inc. and Subsidiaries

Consolidated Balance Sheets
Amounts in thousands, except share data

                                                                       July 31,        July 26,
                                                                         2004            2003
                                                                    (as restated,   (as restated,
                                                                     See Note 2)     see Note 2)
                                                                    -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable- trade                                             $ 66,776        $ 65,090
   Accrued salaries, wages and related expenses                          21,349          18,882
   Litigation accrual (see Note 6)                                       36,128          35,592
   Other accrued expenses                                                24,247          25,462
   Customer credits                                                       8,970           7,284
   Income taxes payable                                                   5,548           7,088
   Current portion of long-term debt                                      1,033             979
                                                                       --------        --------
      Total Current Liabilities                                         164,051         160,377

Long-Term Debt (See Note 4)                                              31,988          33,021
Deferred Rent                                                            40,319          38,968
                                                                       --------        --------
      Total Liabilities                                                 236,358         232,366
                                                                       --------        --------

Commitments and Contingencies (See Note 9)

Shareholders' Equity:
   Preferred stock, par value $.05 per share:
      Authorized- 100,000 shares
      Issued and outstanding- none                                           --              --
   Common stock, par value $.05 per share:
      Authorized- 50,000,000 shares
      Issued- 29,638,360 and 29,169,559 shares, respectively
      Outstanding- 29,618,660 and 29,169,559 shares, respectively         1,482           1,458
   Additional paid-in capital                                            63,554          58,200
   Retained earnings                                                    188,757         157,825
   Treasury stock, to be retired                                           (313)              0
   Accumulated other comprehensive loss                                    (522)            (62)
                                                                       --------        --------
                                                                        252,958         217,421
                                                                       --------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $489,316        $449,787
                                                                       ========        ========

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share amounts

                                                                    Fiscal Year Ended
                                                      ---------------------------------------------
                                                         July 31,        July 26,        July 27,
                                                           2004            2003            2002
                                                      (as restated,   (as restated,   (as restated,
                                                       see Note 2)     see Note 2)     see Note 2)
                                                      ---------------------------------------------
Net sales                                                $754,903       $707,121         $717,136
Cost of sales, including occupancy and buying costs       472,198        451,579          452,216
                                                      ---------------------------------------------

Gross profit                                              282,705        255,542          264,920

Selling, general and administrative expenses              212,477        194,005          188,056
Depreciation and amortization                              23,197         22,262           24,631
Litigation charge (see Note 6)                                 --         32,000               --
                                                      ---------------------------------------------

Operating income                                           47,031          7,275           52,233

Interest income                                             2,204          3,332            5,458
Interest expense                                           (5,288)          (164)              --
Other income                                                1,526            779               --
                                                      ---------------------------------------------

Earnings before provision for income taxes                 45,473         11,222           57,691

Provision for income taxes                                 14,541          4,039           20,769
                                                      ---------------------------------------------

Net earnings                                             $ 30,932       $  7,183         $ 36,922
                                                      =============================================

Earnings per share:
   Basic                                                 $   1.05       $   0.23         $   1.01
                                                      =============================================
   Diluted                                               $   1.03       $   0.22         $   0.98
                                                      =============================================

Weighted average shares outstanding:
   Basic                                                   29,413         31,219           36,495
                                                      =============================================
   Diluted                                                 30,120         31,942           37,516
                                                      =============================================

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income Amounts and shares in thousands.

                                                        Common Stock    Additional
                                                      ---------------     Paid-In    Retained
                                                      Shares   Amount     Capital    Earnings
---------------------------------------------------------------------------------------------
Balance, July 28, 2001 (previously reported)          36,474   $2,566     $44,056    $364,491
Prior year adjustment (see Note 2)                                                     (7,592)
----------------------------------------------------------------------------------------------
Balance, July 28, 2001 (as restated, see Note 2)      36,474    2,566      44,056     356,899
----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                              36,922
   Unrealized holding gain on marketable securities

      Total comprehensive income (restated, Note 2)

Deferred compensation                                                         291
Tax benefit from exercise of stock options                                  2,953
Employee Stock Purchase Plan activity                      9        1          90
Shares issued pursuant to exercise of stock options      783       39       4,819
Purchase of treasury stock                              (758)
Retirement of treasury stock                                     (781)               (122,760)
----------------------------------------------------------------------------------------------
Balance, July 27, 2002 (as restated, see Note 2)      36,508    1,825      52,209     271,061
----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                               7,183
   Unrealized holding loss on marketable securities

      Total comprehensive income (restated, Note 2)

Deferred compensation                                     20        1         264
Tax benefit from exercise of stock options                                  1,381
Employee Stock Purchase Plan activity                      7                   87
Shares issued pursuant to exercise of stock options      635       32       4,259
Purchase of treasury stock - Tender Offer             (8,000)
Retirement of treasury stock                                     (400)               (120,419)
----------------------------------------------------------------------------------------------
Balance, July 26, 2003 (as restated, see Note 2)      29,170    1,458      58,200     157,825
----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                              30,932
   Unrealized holding loss on marketable securities

      Total comprehensive income (restated, Note 2)

Deferred compensation                                     (1)                  67
Tax benefit from exercise of stock options                                  1,460
Employee Stock Purchase Plan activity                      6                   83
Shares issued pursuant to exercise of stock options      464       24       3,744
Purchase of treasury stock                               (20)
----------------------------------------------------------------------------------------------
Balance, July 31, 2004 (as restated, see Note 2)      29,619   $1,482     $63,554    $188,757
==============================================================================================

                                                                   Accumulated
                                                                      Other            Total
                                                       Treasury   Comprehensive   Shareholders'
                                                        Stock     Income (Loss)       Equity
-----------------------------------------------------------------------------------------------
Balance, July 28, 2001 (previously reported)          ($114,577)        $61          $296,597
Prior year adjustment (see Note 2)                                                     (7,592)
-----------------------------------------------------------------------------------------------
Balance, July 28, 2001 (as restated, see Note 2)       (114,577)         61           289,005
-----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                              36,922
   Unrealized holding gain on marketable securities                     486               486
                                                                                     --------
      Total comprehensive income (restated, Note 2)                                    37,408
                                                                                     --------
Deferred compensation                                                                     291
Tax benefit from exercise of stock options                                              2,953
Employee Stock Purchase Plan activity                                                      91
Shares issued pursuant to exercise of stock options                                     4,858
Purchase of treasury stock                               (8,964)                       (8,964)
Retirement of treasury stock                            123,541                            --
-----------------------------------------------------------------------------------------------
Balance, July 27, 2002 (as restated, see Note 2)             --         547           325,642
-----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                               7,183
   Unrealized holding loss on marketable securities                    (609)             (609)
                                                                                     --------
      Total comprehensive income (restated, Note 2)                                     6,574
                                                                                     --------
Deferred compensation                                                                     265
Tax benefit from exercise of stock options                                              1,381
Employee Stock Purchase Plan activity                                                      87
Shares issued pursuant to exercise of stock options                                     4,291
Purchase of treasury stock - Tender Offer              (120,819)                     (120,819)
Retirement of treasury stock                            120,819                            --
-----------------------------------------------------------------------------------------------
Balance, July 26, 2003 (as restated, see Note 2)             --         (62)          217,421
-----------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated, see Note 2)                                              30,932
   Unrealized holding loss on marketable securities                    (460)             (460)
                                                                                     --------
      Total comprehensive income (restated, Note 2)                                    30,472
                                                                                     --------
Deferred compensation                                                                      67
Tax benefit from exercise of stock options                                              1,460
Employee Stock Purchase Plan activity                                                      83
Shares issued pursuant to exercise of stock options                                     3,768
Purchase of treasury stock                                 (313)                         (313)
-----------------------------------------------------------------------------------------------
Balance, July 31, 2004 (as restated, see Note 2)          ($313)      ($522)          252,958
===============================================================================================

See notes to consolidated financial statements

                                                                                 Fiscal Year Ended
                                                                   ---------------------------------------------
The Dress Barn, Inc. and Subsidiaries                                 July 31,        July 26,       July 27,
Consolidated Statements of Cash Flows                                   2004            2003           2002
Amounts in thousands                                               (as restated,   (as restated,   (as restated,
                                                                    see Note 2)     see Note 2)     see Note 2)
                                                                   ---------------------------------------------
Operating Activities:
Net earnings                                                         $ 30,932       $   7,183        $ 36,922
                                                                   ---------------------------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and equipment          23,197          22,262          24,631
      Provision for impairments and asset disposals                     4,906           1,539           1,681
      Deferred income tax expense (benefit)                             2,491          (5,871)            836
      Deferred rent expense                                             1,351           1,899           2,972
      Tax benefit on exercise of unqualified stock options              1,460           1,381           2,953
      Amortization of debt issuance cost                                  152               0               0
      Increase in cash surrender value of  life insurance                (600)         (1,060)           (566)
      Deferred compensation                                                67             265             291
      Changes in assets and liabilities:
         Increase in restricted cash                                  (38,661)              0               0
         (Increase) decrease in merchandise inventories                (6,564)          3,023          (8,884)
         (Increase) decrease in prepaid expenses and other             (1,515)         (3,790)          1,910
         Decrease in other assets                                         208             456             154
         Increase in accounts payable- trade                            1,686           1,056           4,484
         Increase in accrued salaries and wages                         2,467             793             870
         Increase in litigation accrual                                   536          31,544           1,600
         (Decrease) increase in accrued expenses                       (1,215)          1,811          (1,114)
         Increase in customer credits                                   1,686             634             839
         (Decrease) increase in income taxes payable                   (1,540)         (1,568)          7,468
                                                                   ---------------------------------------------
      Total adjustments                                                (9,888)         54,374          40,125
                                                                   ---------------------------------------------
         Net cash provided by operating activities                     21,044          61,557          77,047
                                                                   ---------------------------------------------
Investing Activities:
   Purchases of property and equipment                                (35,760)        (68,069)        (33,010)
   Sales and maturities of marketable securities and investments       62,741         138,346         109,142
   Purchases of marketable securities and investments                 (72,004)        (93,803)        (94,278)
   Purchases of long term investments                                    (900)              0               0
                                                                   ---------------------------------------------
         Net cash used in investing activities                        (45,923)        (23,526)        (18,146)
                                                                   ---------------------------------------------
Financing Activities:
   (Repayment of) proceeds from long-term debt                           (979)         34,000               0
   Payment for debt issuance cost                                         (90)         (1,730)              0
   Purchase of treasury stock                                            (313)       (120,819)         (8,964)
   Proceeds from Employee Stock Purchase Plan                              83              88              91
   Proceeds from stock options exercised                                3,768           4,291           4,858
                                                                   ---------------------------------------------
         Net cash provided by (used in) financing activities            2,469         (84,170)         (4,015)
                                                                   ---------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (22,410)        (46,139)         54,886
Cash and cash equivalents- beginning of year                           37,551          83,690          28,804
                                                                   ---------------------------------------------
Cash and cash equivalents- end of year                               $ 15,141       $  37,551        $ 83,690
                                                                   =============================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                        $ 12,130       $  10,206        $  9,511
                                                                   =============================================
   Cash paid for interest                                            $  1,789       $      35        $      0
                                                                   =============================================

See notes to consolidated financial statements

                      The Dress Barn, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                         Three Years Ended July 31, 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Dress Barn, Inc. (including The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company") operates a chain of women's apparel specialty stores. The stores, operating principally under the names "Dress Barn" and "Dress Barn Woman", offer in-season, moderate to better quality fashion apparel. The Company is a specialty retailer of women's apparel (in both regular and large sizes), including shoes and accessories. Given the similarities of the economic characteristics and how the Company manages its different store formats, the operations of the Company are aggregated into one reportable segment.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year ended July 31, 2004 consists of 53 weeks. Fiscal years 2003 and 2002 consist of 52 weeks. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 2004's presentation.

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

Revenue recognition

     Revenues from retail sales, net of returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. The Company's gift certificates and merchandise credits do not have expiration dates, and the Company's current policy is that it does not reduce its liability for unredeemed gift certificates or merchandise credits that will eventually be remitted to the states under their escheat laws until such time amounts are remitted to the state. The Company records a reserve for estimated product returns based on historical return trends.

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

Merchandise inventories

     The Company values its merchandise inventories at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company includes in cost of sales, including occupancy and buying costs line item, all costs of merchandise (net of purchase discounts and vendor allowances), all costs associated with its buying and distribution functions, freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, commissions and import fees, and all occupancy costs excluding depreciation.

Property and equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation of fixtures and equipment, and software is provided on the straight-line method over estimated useful lives, generally ranging from 5 to 10 years and 25 years for the building. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company's option, the Company generally uses the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management determines at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

Impairment of long-lived assets

     The Company primarily invests in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows are identified at the individual store level. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. Based on the review of certain under performing stores, the Company recorded impairment charges and store closings that are included in selling, general, and administrative expenses of $4.9 million, $1.5 million and $1.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These impairment losses reflect this amount of book value over fair market value of store related assets in certain locations where market conditions limit the Company's ability to recover its investments.

Insurance reserves

     The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers' compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 31, 2004 and July 29, 2003, these reserves were $5.6 million and $5.4 million, respectively, and were included in "Other accrued expenses" on the consolidated balance sheets.

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

Marketing and advertising costs

     Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place. Marketing and advertising expenses were $12.3 million, $10.1 million and $10.0 million for fiscal 2004, 2003 and 2002, respectively.

Operating leases

     The Company leases retail stores under operating leases. Most lease agreements contain construction allowances, and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

     For construction allowances, the Company records a deferred rent liability in "Other accrued expenses" and "Deferred rent" on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to "Cost of sales including occupancy and buying costs" on the consolidated statements of earnings.

     For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in "Other assets" on the consolidated balance sheets and then amortizes the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

     For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

     Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in "Other accrued expenses" on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Recent accounting pronouncements

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements". This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. The Company has no variable interest entities; therefore, the implementation of this interpretation has not impacted the Company's financial statements.

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

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

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

Stock-based compensation

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted as if the compensation expense was recorded in the financial statements.

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

                                                                Fiscal Year Ended
                                                         ------------------------------
                                                         July 31,   July 26,   July 27,
(In thousands, except per share amounts)                   2004       2003       2002
                                                         ------------------------------
   Net earnings as reported                               $30,932    $ 7,183    $36,922
   Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards net of related tax effects     (2,060)    (1,939)    (1,429)
                                                         ------------------------------
   Pro forma net earnings                                 $28,872    $ 5,244    $35,493
                                                         ==============================

   Earnings per share
      Basic - as reported                                 $  1.05    $  0.23    $  1.01
                                                         ------------------------------
      Basic - pro forma                                   $  0.98    $  0.17    $  0.97
                                                         ------------------------------
      Diluted - as reported                               $  1.03    $  0.22    $  0.98
                                                         ------------------------------
      Diluted - pro forma                                 $  0.96    $  0.16    $  0.95
                                                         ------------------------------

     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        Fiscal Year Ended
                                                 ------------------------------
                                                 July 31,   July 26,   July 27,
                                                   2004       2003       2002
                                                 --------   --------   --------
Weighted average risk-free interest rate            3.3%       3.1%       4.0%
Weighted average expected life (years)              5.0        5.0        5.0
Expected volatility of the market price of the
   Company's common stock                          39.1%      43.9%      43.9%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

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

2.   Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, in the Annual Report on Form 10K/A.

     The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that Financial Accounting Standards Board ("FASB") Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as a deferred rent liability on the consolidated balance sheets and allowances received as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from "Depreciation and amortization expenses" to "Cost of sales including occupancy and buying costs" on the consolidated statements of earnings.

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty (which is generally ten years from the date of opening). Excluding tax impacts, the correction of this accounting required the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the consolidated statements of earnings for each of the three years in the period ended July 31, 2004. In addition, the Company corrected certain other balance sheet classification errors which resulted in an increase to "Property and equipment" and a corresponding increase to "Retained earnings", which were included in the cumulative effect adjustment, related to the reversal of an impairment reserve. The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" in 2004 and 2003, respectively. In addition, the Company reclassified it's provision for impairments and asset disposals from "Depreciation and amortization" to "Selling, general and administrative". The cumulative effect of these accounting corrections is a reduction to retained earnings of $11.9 million as of the beginning of fiscal 2002 and decreases to earnings of $1.0 million and $0.9 million for the fiscal years 2002 and 2003 and an increase of $0.8 million for fiscal year 2004, respectively.

     Following is a summary of the significant effects of these restatements on the Company's consolidated balance sheets as of July 31, 2004, and July 26, 2003, as well as on the Company's consolidated statements of earnings and cash flows for fiscal years 2004, 2003, and 2002 (in thousands, except share data):

                                                         Consolidated Statements of Earnings
                                                      -----------------------------------------
                                                      As previously
Fiscal year ended July 31, 2004                          Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Cost of sales, including occupancy and buying costs      $476,952       ($4,754)      $472,198
Gross profit                                              277,951         4,754        282,705
Selling, general and administrative                       207,570         4,907        212,477
Depreciation & amortization                                24,645        (1,448)        23,197
Operating income                                           45,736         1,295         47,031
Earnings before provision for income taxes                 44,178         1,295         45,473
Provision for income taxes                                 14,037           504         14,541
Net earnings                                               30,141           791         30,932
Earnings per share - basic                               $   1.02      $   0.03       $   1.05
Earnings per share - diluted                             $   1.00      $   0.03       $   1.03
                                                      =========================================

                                                      As previously
Fiscal year ended July 26, 2003                          Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Cost of sales, including occupancy and buying costs      $453,178       ($1,599)      $451,579
Gross profit                                              253,943         1,599        255,542
Selling, general and administrative                       192,466         1,539        194,005
Depreciation & amortization                                20,856         1,406         22,262
Operating income                                            8,621        (1,346)         7,275
Earnings before provision for income taxes                 12,568        (1,346)        11,222
Provision for income taxes                                  4,524          (485)         4,039
Net earnings                                                8,044          (861)         7,183
Earnings per share - basic                               $   0.26        ($0.03)      $   0.23
Earnings per share - diluted                             $   0.25        ($0.03)      $   0.22
                                                      =========================================

                                                      As previously
Fiscal year ended July 27, 2002                          Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Cost of sales, including occupancy and buying costs      $453,428      ($1,212)       $452,216
Gross profit                                              263,708        1,212         264,920
Selling, general and administrative                       186,375        1,681         188,056
Depreciation & amortization                                23,508        1,123          24,631
Operating income                                           53,825       (1,592)         52,233
Earnings before provision for income taxes                 59,283       (1,592)         57,691
Provision for income taxes                                 21,342         (573)         20,769
Net earnings                                               37,941       (1,019)         36,922
Earnings per share - basic                               $   1.04       ($0.03)       $   1.01
Earnings per share - diluted                             $   1.01       ($0.03)       $   0.98
                                                      =========================================

                                                                 Consolidated Balance Sheets
                                                      -----------------------------------------
                                                      As previously
July 31, 2004                                            Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Deferred income tax asset                                $  10,583     $ 4,262       $  14,845
Leasehold improvements                                      60,978      32,311          93,289
Accumulated depreciation and amortization                 (162,346)     (9,898)       (172,244)
Property and equipment, net                                140,791      22,413         163,204
Other assets                                                 8,149         806           8,955
Total assets                                               461,835      27,481         489,316

Other accrued expenses                                      27,089      (2,842)         24,247
Long-term deferred tax liability                             1,315      (1,315)              0
Deferred rent                                                    0      40,319          40,319
Total liabilities                                          200,196      36,162         236,358
Retained earnings                                          197,438      (8,681)        188,757
Total shareholders' equity                                 261,639      (8,681)        252,958
Total liabilities and shareholders' equity                 461,835      27,481         489,316
                                                      =========================================

                                                      As previously
July 26, 2003                                            Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Deferred income tax asset                                $  11,437     $  5,899      $  17,336
Leasehold improvements                                      61,014       30,016         91,030
Accumulated depreciation and amortization                 (154,033)     (10,373)      (164,406)
Property and equipment, net                                135,904       19,643        155,547
Other assets                                                 6,625        1,100          7,725
Total assets                                               423,145       26,642        449,787

Other accrued expenses                                      28,134       (2,672)        25,462
Deferred rent                                                    0       38,968         38,968
Deferred income tax liability                                  182         (182)             0
Total liabilities                                          196,252       36,114        232,366
Retained earnings                                          167,297       (9,472)       157,825
Total shareholders' equity                                 226,893       (9,472)       217,421
Total liabilities and shareholders' equity                 423,145       26,642        449,787
                                                      =========================================

                                                      Consolidated Statements of Shareholder's Equity
                                                      -----------------------------------------------
                                                         As previously
As of July 28, 2001                                         Reported     Adjustments   As restated
---------------------------------------------------   -----------------------------------------------
Retained earnings                                           $364,491      ($7,592)      $356,899
                                                      ===============================================

                                                              Consolidated Statements of Cash Flows
                                                      -----------------------------------------------
                                                         As previously
Fiscal year ended July 31, 2004                             Reported     Adjustments   As restated
---------------------------------------------------   -----------------------------------------------
Net cash provided by operating activities                   $ 14,671      $ 6,373       $ 21,044
Net cash used in investing activities                        (39,550)      (6,373)       (45,923)
                                                      ===============================================

                                                      As previously
Fiscal year ended July 26, 2003                          Reported     Adjustments   As restated
---------------------------------------------------   -----------------------------------------
Net cash provided by operating activities                $ 56,822      $ 4,735       $ 61,557
Net cash used in investing activities                     (18,791)      (4,735)       (23,526)
                                                      =========================================

                                                      As previously
Fiscal year ended July 27, 2002                         reported      Adjustments   As restated
---------------------------------------------------   -----------------------------------------
Net cash provided by operating activities                $ 72,373      $ 4,674       $ 77,047
Net cash used in investing activities                     (13,472)      (4,674)       (18,146)
                                                      =========================================

3.   MARKETABLE SECURITIES AND INVESTMENTS

     The Company purchases short-term investments and marketable securities which have been designated as "available-for-sale" as required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders' equity under the caption "Accumulated Other Comprehensive Income (Loss)". The cost of securities sold is based on the specific identification method.

     The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at July 31, 2004 and July 26, 2003, by contractual maturity, are shown below.

                               July 31, 2004           July 26, 2003
                           ---------------------   ---------------------
                            Estimated               Estimated
(In 000's)                 Fair Value     Cost     Fair Value     Cost
                           ----------   --------   ----------   --------
Money Market Funds          $  4,676    $  4,676    $ 10,301    $ 10,301
Short-Term Investments        35,545      35,545      27,581      27,581
Tax Free Municipal Bonds      80,746      81,176      74,286      74,199
US Govt. Securities Fund       1,733       1,878       1,729       1,878
                            --------    --------    --------    --------
                            $122,700    $123,275    $113,897    $113,959
                            ========    ========    ========    ========

     The scheduled maturities of marketable securities and investments at July 31, 2004 are:

                               Estimated
Due In (in 000's)             Fair Value     Cost
                              ----------   --------
One year or less               $ 62,746    $ 63,002
One year through five years      59,954      60,273
Six years through ten years          --          --
Over ten years                       --          --
                               --------    --------
                               $122,700    $123,275
                               ========    ========

     Unrealized holding losses at July 31, 2004 were approximately $575,000. Proceeds and gross realized (losses) gains from the sale of securities in fiscal 2004, 2003 and 2002 were $62.9 million and $0.8 million, $138.3 million and $(0.7) million, $109.1 million and $1.0 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

     Gross unrealized losses and fair values of the Company's investments in the US Government Securities Fund have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The gross unrealized losses and fair value of these securities were $145 and $1,733 and $149 and $1,729 as of July 31, 2004, and July 26, 2003, respectively.

     The Company did not have any other investments in individual securities that were in a continuous unrealized loss position deemed to be temporary for more than 12 months at July 31, 2004 or July 26, 2003.

     The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary.

     In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities which are primarily related to interest rate increases and the severity of the impairment of the individual securities which are all less than 5% of the book value of the security.

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                     July 31,   July 26,
(In 000's)                             2004       2003
                                     --------   --------
Dunnigan Realty, LLC mortgage loan    $33,021    $34,000
Less: current portion                  (1,033)      (979)
                                      -------    -------
Total                                 $31,988    $33,021
                                      =======    =======

     The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on a distribution/office facility in Suffern, New York (the "Suffern facility"), of which the major portion is the Company's corporate offices and distribution center. Dunnigan Realty, LLC, a wholly owned subsidiary of the Company, receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. All intercompany transactions are eliminated. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were capitalized and will be amortized over the life of the mortgage. Scheduled maturities of the mortgage in each of the next five fiscal years are as follows: 2005-$1.0 million; 2006-$1.1 million; 2007-$1.1 million; 2008-$1.2 million and 2009-$1.4 million; 2010 and thereafter- $27.4 million. Interest expense relating to the mortgage for fiscal 2004 and 2003 was approximately $1.8 million and $0, respectively.

5. EARNINGS PER SHARE

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

     A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

                                                                        Fiscal Year Ended
                                                                 ------------------------------
                                                                 July 31,   July 26,   July 27,
(In 000's)                                                         2004       2003       2002
                                                                 --------   --------   --------
Weighted average number of common shares outstanding - basic      29,413     31,219     36,495
Net effect of dilutive stock options based on the treasury
   Stock method using the average market price                       707        723      1,021
                                                                  ------     ------     ------
Weighted average number of common shares outstanding - diluted    30,120     31,942     37,516
                                                                  ======     ======     ======

     Common stock equivalents of 2,000, 170,000 and 150,000 for the fiscal years ended July 31, 2004, July 26, 2003 and July 27, 2002, respectively, were excluded because such common stock equivalents were anti-dilutive.

6.   LITIGATION

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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of an outstanding legal judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. Such amount was dictated by the court to include the $32 million judgment and accrued interest of $3.3 million, as well as six months of prefunded interest ($1.5 million) and an additional 5% of the amount due (including interest) at the time of the funding of such escrow (5% of $36.8 million or $1.8 million), totaling $38.6 million. The escrow account is an interest bearing account and is included in restricted cash and cash equivalents on the Company's consolidated balance sheet.

     The Company believes that the outcome of all pending and threatened legal proceedings (except for the matter as discussed above) will, on the whole, not have a material adverse effect on its financial condition or results of operations.

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

8.   INCOME TAXES

     The components of the provision for income taxes were as follows:

                                    Fiscal Year Ended
                             ------------------------------
                             July 31,   July 26,   July 27,
(In 000's)                     2004       2003       2002
                             --------   --------   --------
Federal:
   Current                    $10,268    $ 7,772    $16,517
   Deferred                     1,603     (4,778)       541
                              -------    -------    -------
                               11,871      2,994     17,058
                              -------    -------    -------
State:
   Current                      1,782      2,138      3,416
   Deferred                       888     (1,093)       295
                              -------    -------    -------
                                2,670      1,045      3,711
                              -------    -------    -------
Provision for income taxes    $14,541    $ 4,039    $20,769
                              =======    =======    =======

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                          July 31,   July 26,   July 27,
(In 000's)                                                  2004       2003       2002
                                                          --------   --------   --------
Deferred tax assets:
   Inventory capitalization and inventory-related items    $ 4,121    $ 4,293    $ 1,927
   Capital loss carryover                                       85      2,847      2,759
   Employee benefits                                         3,050      2,438      2,754
   Litigation accrual                                       14,248     14,308          0
   Other items                                              15,605     14,277     14,925
                                                           -------    -------    -------
      Total deferred tax assets                             37,109     38,163     22,365
                                                           -------    -------    -------
Deferred tax liabilities:
   Depreciation                                             20,489     16,322      9,468
   Other items                                               1,690      1,658      1,432
                                                           -------    -------    -------
      Total deferred tax liabilities                        22,179     17,980     10,900
                                                           -------    -------    -------
Valuation allowance                                            (85)    (2,847)        --
                                                           -------    -------    -------
Net deferred tax assets                                    $14,845    $17,336    $11,465
                                                           =======    =======    =======

     The fiscal 2004 total net deferred tax asset is presented on the balance sheet as a current asset of $14.8 million. For fiscal 2003, the net deferred tax asset is presented on the balance sheet as a current asset of $17.3 million. The net deferred tax assets were comprised of approximately $2.3 million in state deferred taxes and $12.5 million in federal deferred taxes. In fiscal 2003, a valuation allowance of approximately $2.8 million had been established relating to the capital loss carryforward, as it was more likely than not that the utilization of such amount will not occur. In addition, the Company successfully resolved several State and Federal audits during fiscal 2004 and 2003, resulting in credits to its tax provision for approximately $2.0 million and $2.7 million, respectively. The majority of the capital loss carryforward expired during fiscal 2004 resulting in a reduction in the deferred tax asset and related valuation allowance.

     Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

                                                        Fiscal Year Ended
                                                 ------------------------------
                                                 July 31,   July 26,   July 27,
                                                   2004       2003       2002
                                                 --------   --------   --------
Statutory tax rate                                 35.0%      35.0%      35.0%
State taxes - net of federal benefit                3.8%       6.1%       4.2%
Valuation allowance - loss carryforward              --       25.7%        --
Provision adjustment - resolution of tax audits    (4.5%)    (25.7%)       --
Other - net, primarily tax-free interest           (2.3%)     (5.1%)     (3.2%)
                                                   ----      -----       ----
Effective tax rate                                 32.0%      36.0%      36.0%
                                                   ====      =====       ====


9.   COMMITMENTS AND CONTINGENCIES

Lease commitments

     The Company leases all of its stores and its distribution center. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company leases its 510,000 square foot office and distribution center in Suffern, New York from Dunnigan Realty, LLC, a wholly-owned subsidiary which was formed solely to purchase, own and operate the entire facility (the "Suffern facility") including the portion occupied by the Company. The Company's lease with Dunnigan Realty, LLC expires in 2023, which coincides with the term of the underlying mortgage Dunnigan Realty, LLC utilized to finance the purchase of the Suffern facility (see Note 4 for additional information regarding the mortgage). Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as "other income" on the Company's Consolidated Statements of Earnings. All intercompany transactions are eliminated.

     A summary of occupancy costs follows:

                                                Fiscal Year Ended
                                         ------------------------------
                                         July 31,   July 26,   July 27,
(in 000's)                                 2004       2003       2002
                                         --------   --------   --------
Base rentals                             $ 91,655   $ 88,807   $ 86,573
Percentage rentals                          2,761      3,898      2,591
Other occupancy costs                      30,056     29,069     25,349
                                         --------   --------   --------
                                          124,472    121,774    114,513
Less: Rental income from third parties     (1,527)      (779)        --
                                         --------   --------   --------
Total                                    $122,945   $120,995   $114,513
                                         ========   ========   ========

     The following is a schedule of future minimum rentals under noncancellable operating leases as of July 31, 2004, (in thousands):

Fiscal Year                      Total
-----------                    --------
2005                           $ 93,751
2006                             93,699
2007                             93,750
2008                             93,836
2009                             92,425
Subsequent years                492,841
                               --------
Total future minimum rentals   $960,302
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

Contractual obligations and commercial commitments

     The estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following table:

                                  ----------------------------------------------------------------
                                                    Payments Due by Period (000's)
                                  ----------------------------------------------------------------
Contractual                                     Fiscal   Fiscal 2006-   Fiscal 2008-   Fiscal 2010
Obligations                         Totals       2005        2007           2009        And Beyond
--------------------------------------------------------------------------------------------------
Operating lease obligations       $  960,302   $93,751     $187,449       $186,261       $492,841
Mortgage principal and interest       52,583     2,768        5,535          5,535         38,745
                                  ----------------------------------------------------------------
                                  $1,012,885   $96,519     $192,984       $191,796       $531,586
                                  ================================================================

                                  -------------------------------------------------------------
                                          Amount of Commitment Expiration Period (000's)
                                  -------------------------------------------------------------
Other Commercial                             Fiscal   Fiscal 2006-   Fiscal 2008-   Fiscal 2010
Commitments                        Totals     2005        2007           2009        And Beyond
-----------------------------------------------------------------------------------------------
Trade letters of credit           $38,048   $38,048        $--            $--           $--
Standby letters of credit           4,575     4,575         --             --            --
Firm purchase orders                  130       130         --             --            --
                                  -------------------------------------------------------------
                                  $42,753   $42,753        $--            $--           $--
                                  -------------------------------------------------------------

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

10.  STOCK-BASED COMPENSATION PLANS

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

     The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

                                      July 31, 2004          July 26, 2003          July 27, 2002
                                  --------------------   --------------------   --------------------
                                              Weighted               Weighted               Weighted
                                               Average                Average                Average
                                              Exercise               Exercise               Exercise
                                   Options      Price     Options      Price     Options     Price
                                  ------------------------------------------------------------------
Options outstanding - beginning
   of year                        2,950,495    $ 9.80    2,734,352    $ 8.14    3,164,870    $ 7.26
Granted                             269,625     13.82      909,883     12.54      797,266     10.95
Cancelled                           (81,860)    10.92      (59,200)     8.27     (444,580)    10.26
Exercised                          (464,281)     8.11     (634,540)     6.76     (783,204)     6.21
                                  ------------------------------------------------------------------
Outstanding end of year           2,673,979    $10.46    2,950,495    $ 9.80    2,734,352    $ 8.14
                                  ==================================================================
Options exercisable at year-end     860,647    $ 8.77      528,208    $ 7.56      334,108    $ 4.09
                                  ==================================================================
Weighted-average fair
   value of options granted
   during the year                             $ 5.50                 $ 5.34                 $ 4.81
                                               ======                 ======                 ======

     The following table summarizes information about stock options outstanding at July 31, 2004:

                                 Number                                                   Number           Weighted
                           Outstanding as of   Weighted Average   Weighted Average    Exercisable as       Average
Range of Exercise Prices     July 31, 2004      Remaining Life     Exercise Price    of July 31, 2004   Exercise Price
----------------------------------------------------------------------------------------------------------------------
$2.50 - $ 5.69                   152,336          2.58 years           $ 3.50             151,536           $ 3.49
 7.03 -   7.81                   621,700          5.04 years             7.04             288,040             7.06
 9.75 -  11.25                   952,885          7.23 years            10.50             236,031            10.38
11.30 -  13.25                   109,100          7.81 years            12.51              25,940            11.34
13.51 -  15.90                   837,958          8.48 years            13.94             159,100            14.11
                           -------------------------------------------------------------------------------------------
$2.50 - $15.90                 2,673,979          6.87 years           $10.46             860,647           $ 8.77
                           ===========================================================================================

                                    * * * * *

QUARTERLY RESULTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

                             Fourth Quarter             Third Quarter            Second Quarter             First Quarter
                         -----------------------------------------------------------------------------------------------------
                            (As      (Previously      (As      (Previously      (As      (Previously      (As      (Previously
                         Restated)    Reported)    Restated)    Reported)    Restated)    Reported)    Restated)    Reported)
                         ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Fiscal Year Ended
   July 31, 2004
Net sales                 $207,975    $207,975      $188,331     $183,331     $171,053    $171,053      $192,544     $192,544
Gross profit,
   including occupancy
   and buying costs         82,794      81,260        65,194       64,251       64,932      63,535        69,785       68,905
Provision for income
   taxes                     4,783       4,539         3,169        3,098        2,769       2,592         3,820        3,808
Net earnings                13,806      13,472         5,514        5,389        4,820       4,510         6,792        6,770
Earnings per share (1)
   Basic                  $   0.47    $   0.45      $   0.19     $   0.18     $   0.16    $   0.15      $   0.23     $   0.23
   Diluted                $   0.46    $   0.44      $   0.19     $   0.18     $   0.16    $   0.15      $   0.23     $   0.23

                             Fourth Quarter             Third Quarter            Second Quarter             First Quarter
                         -----------------------------------------------------------------------------------------------------
                            (As      (Previously      (As      (Previously      (As      (Previously      (As      (Previously
                         Restated)    Reported)    Restated)    Reported)    Restated)    Reported)    Restated)    Reported)
                         ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Fiscal Year Ended
   July 26, 2003
Net sales                 $188,131     $188,131     $165,692     $165,692     $167,372     $167,372     $185,926     $185,926
Gross profit,
   including occupancy
   and buying costs         72,207       72,278       55,836       55,338       60,634       60,107       66,865       66,220
Provision (benefit)
   for income taxes         (4,983)      (4,498)       1,468        1,468        2,627        2,627        4,927        4,927
Net earnings (loss)         (8,505)      (7,992)       2,436        2,609        4,493        4,668        8,759        8,759
Earnings (loss) per
   share (1)
   Basic                    ($0.24)      ($0.27)    $   0.08     $   0.09     $   0.15     $   0.16     $   0.24     $   0.24
   Diluted                  ($0.24)      ($0.27)    $   0.08     $   0.09     $   0.15     $   0.15     $   0.23     $   0.23

(1) Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................    'r'