Form 10-Q/A
period 2004-10-30
DRESS BARN INC
filed 2005-03-21
CIK 717724

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

 Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

  Indicate whether the registrant is an accelerated filer (as defined in Rule
                   12b-2 of the Exchange Act) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 29,798,887 shares of voting common stock ($0.05 par value) were outstanding on
                               November 30, 2004.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                         QUARTER ENDED OCTOBER 30, 2004
                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
                         Part I. FINANCIAL INFORMATION:
Explanatory Note

Item 1.   Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets
             October 30, 2004 and July 31, 2004 (as restated)                            I-4

             Condensed Consolidated Statements of Earnings
             for the Thirteen weeks ended October 30, 2004 and October 25, 2003
             (as restated)                                                               I-5

             Condensed Consolidated Statements of Cash Flows
             for the Thirteen weeks ended October 30, 2004 and October 25, 2003
             (as restated)                                                               I-6

             Notes to Unaudited Condensed Consolidated Financial Statements       I-7 through I-14

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                             I-15 through I-21

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                   I-22

Item 4.      Controls and Procedures                                                     I-22

                           Part II. OTHER INFORMATION:

Item 1.      Legal Proceedings                                                           I-24

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                 I-24


Item 4.      Submissions of Matters to a Vote of Security Holders                        I-25

Item 6.      Exhibits and Reports on Form 8-K                                            I-25

             Signatures                                                                  I-26

                                EXPLANATORY NOTE

     This Amendment on Form 10-Q/A ("Form 10Q/A") to The Dress Barn, Inc. and its wholly-owned subsidiaries (the "Company") Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 is being filed with the Securities and Exchange Commission in order to correct its previously issued condensed consolidated financial statements for the quarters ended October 30, 2004 and October 25, 2003. The corrections are to properly account for construction allowances, rent holidays and for scheduled rent escalation clauses over the lease term in accordance with accounting principles generally accepted in the United States of America. In addition, the Company corrected certain other balance sheet and statement of earnings classification errors. For a more detailed description of the restatements see Note 2 to the Company's unaudited condensed consolidated financial statements. In response to comments from the Staff of the Securities and Exchange Commission with respect to future periodic filings by the Company, this Form 10Q/A also includes certain incremental disclosures. Except as otherwise expressly stated, the information in the Amendment is as of December 6, 2004, the date on which the original form 10-Q was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

Item 1 - FINANCIAL STATEMENTS

The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Amounts in thousands, except share data

                                                                      October 30,       July 31,
                                                                          2004            2004
                                                                     (as restated,   (as restated,
                                                                      see Note 2)     see Note 2)
                                                                     -------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $ 18,423        $ 15,141
   Restricted cash and investments                                       38,775          38,661
   Marketable securities and investments                                126,660         122,700
   Merchandise inventories                                              112,183         116,912
   Deferred tax asset                                                    13,886          14,845
   Prepaid expenses and other                                             8,325           8,898
                                                                       --------        --------
      Total Current Assets                                              318,252         317,157
                                                                       --------        --------
Property and Equipment:
   Land and buildings                                                    45,391          45,391
   Leasehold improvements                                                94,599          93,289
   Fixtures and equipment                                               174,327         173,466
   Computer software                                                     25,143          23,302
                                                                       --------        --------
                                                                        339,460         335,448
   Less accumulated depreciation and amortization                       176,269         172,244
                                                                       --------        --------
                                                                        163,191         163,204
Other Assets                                                              8,782           8,955
                                                                       --------        --------
   TOTAL ASSETS                                                        $490,225        $489,316
                                                                       ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable - trade                                            $ 56,270        $ 66,776
   Accrued salaries, wages and related expenses                          22,024          21,349
   Litigation accrual (see note 8)                                       36,933          36,128
   Other accrued expenses                                                26,945          24,247
   Customer credits                                                       9,313           8,970
   Income taxes payable                                                   4,152           5,548
   Current portion of long-term debt                                      1,046           1,033
                                                                       --------        --------
      Total Current Liabilities                                         156,683         164,051

Long-Term Debt (see note 7)                                              31,722          31,988
Deferred Rent                                                            41,590          40,319
                                                                       --------        --------
         Total Liabilities                                              229,995         236,358
                                                                       --------        --------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, par value $.05 per share:
      Authorized- 100,000 shares, issued and outstanding-none                --              --
   Common stock, par value $.05 per share:
      Authorized- 50,000,000 shares
      Issued (29,673,087 and 29,638,360) shares, respectively
      Outstanding (29,673,087 and 29,618,660) shares, respectively        1,490           1,482
   Additional paid-in capital                                            64,963          63,554
   Retained earnings                                                    194,008         188,757
   Treasury stock, to be retired                                              0            (313)
   Accumulated other comprehensive loss                                    (231)           (522)
                                                                       --------        --------
                                                                        260,230         252,958
                                                                       --------        --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $490,225        $489,316
                                                                       ========        ========

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (unaudited)

Amounts in thousands, except per share amounts

                                                       Thirteen Weeks Ended
                                                  -----------------------------
                                                   October 30,     October 25,
                                                       2004            2003
                                                  (as restated,   (as restated,
                                                   see Note 2)     see Note 2)
                                                  -------------   -------------
Net sales                                           $197,116        $192,544
Cost of sales, including
   occupancy and buying costs                        124,412         122,759
                                                    --------        --------
Gross profit                                          72,704          69,785
Selling, general and
   administrative expenses                            55,133          52,457
Depreciation and amortization                          6,156           6,277
                                                    --------        --------
Operating income                                      11,415          11,051
Interest income                                          722             532
Interest expense                                      (1,260)         (1,352)
Other income                                             381             381
                                                    --------        --------
Earnings before provision for
   income taxes                                       11,258          10,612
Provision for income taxes                             4,109           3,820
                                                    --------        --------
Net earnings                                        $  7,149        $  6,792
                                                    ========        ========

Earnings per share:
   Basic                                            $   0.24        $   0.23
                                                    ========        ========
   Diluted                                          $   0.24        $   0.23
                                                    ========        ========

Weighted average shares outstanding:
   Basic                                              29,578          29,198
                                                    ========        ========
   Diluted                                            30,356          29,847
                                                    ========        ========

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Amounts in thousands

                                                                           Thirteen Weeks Ended
                                                                      -----------------------------
                                                                       October 30,     October 25,
                                                                           2004            2003
                                                                      (as restated,   (as restated,
                                                                       see Note 2)     see Note 2)
                                                                      -------------   -------------
Operating Activities:
Net earnings                                                             $  7,149        $  6,792
                                                                         --------        --------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and equipment               6,156           6,277
      Deferred income tax expense                                             959             911
      Provision for impairments and asset disposals                           483             750
      Increase in deferred rent                                             2,058           1,983
      Deferred compensation                                                   106               0
      Amortization of debt issuance costs                                      36              38
      Increase (decrease) in cash surrender value of life insurance            51             (67)
      Changes in assets and liabilities:
         Increase in escrow funds                                            (114)              0
         Decrease (increase) in merchandise inventories                     4,729          (3,239)
         Decrease in prepaid expenses and other                               573           2,664
         Decrease  in other assets                                             85              66
         (Decrease) increase in accounts payable- trade                   (10,506)         13,053
         Increase in accrued salaries, wages and related expenses             675             580
         Increase in litigation accrual                                       805             507
         Increase in accrued expenses                                       2,698           5,129
         Increase in customer credits                                         343              30
         (Decrease) increase in income taxes payable                       (1,396)          1,295
                                                                         --------        --------
      Total adjustments                                                     7,741          29,977
                                                                         --------        --------

      Net cash provided by operating activities                            14,890          36,769
                                                                         --------        --------

Investing Activities:
   Purchases of property and equipment                                     (7,413)         (7,947)
   Sales and maturities of marketable securities and investments            1,100          29,079
   Purchases of marketable securities and investments                      (4,769)        (49,093)
                                                                         --------        --------
      Net cash used in investing activities                               (11,082)        (27,961)
                                                                         --------        --------

Financing Activities:
   Principal payments of long-term debt                                      (253)           (240)
   Proceeds from Employee Stock Purchase Plan                                  20              21
   Proceeds from stock options exercised                                    1,291             702
   Payment of debt issuance costs                                               0             (90)
   Purchase of treasury stock                                              (1,584)              0
                                                                         --------        --------
      Net cash (used) provided by financing activities                       (526)            393
                                                                         --------        --------

Net increase in cash and cash equivalents                                   3,282           9,201
Cash and cash equivalents- beginning of period                             15,141          37,551
                                                                         --------        --------
Cash and cash equivalents- end of period                                 $ 18,423        $ 46,752
                                                                         ========        ========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                         $  4,538        $  1,708
                                                                         ========        ========
      Cash paid for interest                                             $    438        $    443
                                                                         ========        ========

See notes to condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements

     The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flow for the periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the thirteen-week period ended October 30, 2004 shown in the report are not necessarily indicative of results expected for the fiscal year.

     The July 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheets of Dress Barn, Inc. (the "Company") filed on Form 10K/A.

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

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 31, 2004 Annual Report to Shareholders on Form 10K/A.

2. Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its condensed consolidated financial statements as of October 30, 2004 and July 31, 2004 and for the thirteen weeks ended October 30, 2004 and October 25, 2003, in this Quarterly Report.

     The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that Financial Accounting Standards Board ("FASB") Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as a deferred rent liability on the consolidated balance sheets and allowances received as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization to increase "Depreciation and amortization" and a corresponding decrease to "Cost of sales including occupancy and buying costs" on the condensed consolidated statements of earnings.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payment per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over the appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the consolidated statements of earnings for the thirteen weeks ended October 30, 2004 and October 25, 2003. In addition, the Company corrected certain other balance sheet classification errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", related to the reversal of an impairment reserve. The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" on July 31, 2004 and October 30, 2004, respectively. In addition, the Company reclassified its provision for impairments and asset disposals for "Depreciation and amortization" to "Selling, General and Administrative". For the quarter ended October 30, 2004, the Company adjusted "Depreciation and Amortization" and "Property and equipment" to reverse an impairment reserve. For the quarters ended October 30, 2004 and October 25, 2003, the effect of these accounting corrections is an increase of earnings of $0.5 million and $0.02 million, respectively.

     Following is a summary of the significant effects of these restatements on the Company's condensed consolidated balance sheets as of October 30, 2004 and July 31, 2004, as well as on the Company's condensed consolidated statements of earnings and cash flows for thirteen weeks ended October 30, 2004 and October 25, 2003 (in thousands, except share data) :

                                                      Condensed Consolidated Statements of Earnings
                                                      ---------------------------------------------
                                                        As previously
For thirteen weeks ended October 30, 2004                  reported     Adjustments    As restated
---------------------------------------------------     -------------   -----------   ------------
Cost of sales, including occupancy and buying costs        $125,446        ($1,034)     $124,412
Gross Profit                                                 71,670          1,034        72,704
Selling, general and administrative                          54,650            483        55,133
Depreciation & amortization                                   6,441           (285)        6,156
Operating income                                             10,579            836        11,415
Earnings before provision for income taxes                   10,422            836        11,258
Provision for Income taxes                                    3,804            305         4,109
Net earnings                                                  6,618            531         7,149
Earnings per share - basic                                 $   0.22        $  0.02      $   0.24
Earnings per share - diluted                               $   0.22        $  0.02      $   0.24
                                                           ========        =======      ========

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                      As previously
For thirteen weeks ended October 25, 2003                Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Cost of sales, including occupancy and buying costs      $123,639        ($880)       $122,759
Gross Profit                                               68,905          880          69,785
Selling, general and administrative                        51,707          750          52,457
Depreciation & amortization                                 6,181           96           6,277
Operating income                                           11,017           34          11,051
Earnings before provision for income taxes                 10,578           34          10,612
Provision for Income taxes                                  3,808           12           3,820
Net earnings                                                6,770           22           6,792
Earnings per share - basic                               $   0.23        $0.00        $   0.23
Earnings per share - diluted                             $   0.23        $0.00        $   0.23
                                                         ========        =====        ========

                                                        Condensed Consolidated Balance Sheets
                                                      -----------------------------------------
                                                      As previously
October 30, 2004                                         reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Deferred tax asset                                      $  10,583       $ 3,303      $  13,886
Leasehold improvements                                     61,340        33,259         94,599
Accumulated depreciation and amortization                (167,288)       (8,981)      (176,269)
Property and equipment, net                               138,913        24,278        163,191
Other assets                                                8,031           751          8,782
Total assets                                              461,893        28,332        490,225

Other accrued expenses                                     30,083        (3,138)        26,945
Long-term deferred tax liability                            1,969        (1,969)             0
Deferred rent                                                   0        41,590         41,590
Total liabilities                                         193,512        36,483        229,995
Retained earnings                                         202,159        (8,151)       194,008
Total shareholders' equity                                268,381        (8,151)       260,230
Total liabilities and shareholders' equity                461,893        28,332        490,225
                                                        =========       =======      =========

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                        Condensed Consolidated Balance Sheets
                                                      -----------------------------------------
                                                      As previously
July 31, 2004                                            Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Deferred income tax asset                               $  10,583       $ 4,262      $  14,845
Leasehold improvements                                     60,978        32,311         93,289
Accumulated depreciation and amortization                (162,346)       (9,898)      (172,244)
Property and equipment, net                               140,791        22,413        163,204
Other assets                                                8,149           806          8,955
Total assets                                              461,835        27,481        489,316

Other accrued expenses                                     27,089        (2,842)        24,247
Long-term deferred tax liability                            1,315        (1,315)             0
Deferred rent                                                   0        40,319         40,319
Total liabilities                                         200,196        36,162        236,358
Retained earnings                                         197,438        (8,681)       188,757
Total shareholders' equity                                261,639        (8,681)       252,958
Total liabilities and shareholders' equity                461,835        27,481        489,316
                                                        =========       =======      =========

                                                      Condensed Consolidated Statements of Cash Flows
                                                      -----------------------------------------------
                                                         As previously
For thirteen weeks ended October 30, 2004                   reported     Adjustments   As restated
---------------------------------------------------      -------------   -----------   -----------
Net cash provided by operating activities                   $12,039        $ 2,851      $ 14,890
Net cash used in investing activities                        (8,231)        (2,851)      (11,082)
                                                            =======        =======      ========

                                                      As previously
For thirteen weeks ended October 25, 2003                Reported     Adjustments   As restated
---------------------------------------------------   -------------   -----------   -----------
Net cash provided by operating activities               $ 34,145        $ 2,624      $ 36,769
Net cash used in investing activities                    (25,337)        (2,624)      (27,961)
                                                        ========        =======      ========

3. Earnings Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. Anti-dilutive options are excluded from the earnings per share calculations when the option price exceeds the average market price of the common shares for the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying condensed consolidated statements of earnings:

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                      Thirteen Weeks Ended
                                                   -------------------------
                                                   October 30,   October 25,
(Shares in thousands)                                  2004         2003
                                                   -----------   -----------
Basic weighted average outstanding shares             29,578        29,198
Dilutive effect of options outstanding                   778           649
                                                      ------        ------
Diluted weighted average shares outstanding           30,356        29,847
                                                      ------        ------

Anti-dilutive options excluded from calculations          --           663
                                                      ------        ------

4. Stock Based Compensation

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                          Thirteen Weeks Ended
                                                       -------------------------
                                                       October 30,   October 25,
(in thousands, except per share amounts)                   2004          2003
                                                       -----------   -----------
Net earnings as reported                                 $7,149        $6,792
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards net of related tax effects               (515)         (519)
                                                         ------        ------

Pro forma net earnings                                   $6,634        $6,273
                                                         ======        ======

Earnings per share
   Basic - as reported                                   $ 0.24        $ 0.23
                                                         ------        ------
   Basic - pro forma                                     $ 0.22        $ 0.21
                                                         ------        ------

   Diluted - as reported                                 $ 0.24        $ 0.23
                                                         ------        ------
   Diluted - pro forma                                   $ 0.22        $ 0.21
                                                         ------        ------

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                           Thirteen Weeks Ended
                                                                        -------------------------
                                                                        October 30,   October 25,
                                                                            2004          2003
                                                                        -----------   -----------
Dividend Yield                                                              (1)           0.0%
Weighted average risk-free interest rate                                    (1)           3.2%
Weighted average expected life (years)                                      (1)           5.0
Expected volatility of the market price of the Company's common stock       (1)          41.3%

(1) There were no option grants during the fiscal quarter ended October 30, 2004.

5. Comprehensive Income

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

                                                      Thirteen Weeks Ended
                                                   -------------------------
                                                   October 30,   October 25,
(Dollars in thousands)                                 2004          2003
                                                   -----------   -----------
Net earnings                                          $7,149        $6,792
Unrealized gain on available for sale securities         291            85
                                                      ------        ------
Comprehensive income                                  $7,440        $6,877
                                                      ------        ------

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

8. Litigation

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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of the judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. Such amount was dictated by the court to include the $32 million judgment and accrued interest of $3.3 million, as well as six months of prefunded interest ($1.5 million) and an additional 5% of the amount due (including interest) at the time of the funding of such escrow (5% of $36.8 million or $1.8 million), totaling $38.6 million. The escrow account is an interest bearing account and is included in restricted cash and cash equivalents on the Company's balance sheet.

     The Company continues in settlement discussions regarding the class action law suit in California as discussed in the Company's Annual Report on Form 10K/A for the fiscal year ended July 31, 2004.

9. Recent Accounting Pronouncements

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

10. Stock Repurchase Program and Dutch Auction Tender Offer

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

     Treasury (Reacquired) shares are retired and treated as authorized but unissued shares.

11. Subsequent Event - Pending Acquisition

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

     Maurices is a specialty retailer that sells fashion apparel and accessories to 17-34 year old women and men, operating 470 stores as of December 1, 2004 in 38 states.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's Condensed Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its condensed consolidated financial statements as of October 30, 2004 and July 31, 2004 and thirteen weeks ended October 30, 2004 and October 25, 2003, in this Quarterly Report.

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

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over the appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the consolidated statements of earnings for the thirteen weeks ended October 30, 2004 and October 25, 2003. In addition, the Company corrected certain other balance sheet classification errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", related to the reversal of an impairment reserve. The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" in July 31, 2004 and

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 30, 2004, respectively. In addition, the Company reclassified its provision for impairments and asset disposals for "Depreciation and amortization" to "Selling, General and Administrative". For the quarter ended October 30, 2004, the Company adjusted "Depreciation and Amortization" and "Property and equipment" to reverse an impairment charge. For the quarters ended October 30, 2004 and October 25, 2003, the effect of these accounting corrections is an increase of earnings of $0.5 million and $0.02 million, respectively.

     See Note 2 to the unaudited condensed consolidated financial statements of this Quarterly Report for a summary of the significant effects of these restatements on the Company's condensed consolidated balance sheets as of July 31, 2004, and October 30, 2004, as well as on the Company's condensed consolidated statements of earnings and cash flows for thirteen weeks ended October 30, 2004 and October 25, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

                               Management Overview

     The Management Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Quarterly Report. It should not be relied upon separately from the balance of this Quarterly Report.

     Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

                                                          Thirteen Weeks Ended
                                                       -------------------------
                                                       October 30,   October 25,
                                                           2004          2003
                                                       -----------   -----------
Net sales growth                                            2.4%          3.2%
Comparable store sales growth                               1.0%          0.4%
Merchandise margins                                        54.9%         55.1%
Square footage growth                                       0.5%            4%
Total store count                                           792           795
Diluted earnings per share                                $0.24         $0.23
S,G &A as a percentage of sales                            27.9%         27.2%
Capital expenditures (in millions)                        $ 7.4         $ 7.9

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's methodology for determining same store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a Combo store, the additional division's sales are not included in the calculation of same store sales. The determination of which stores are included in the same store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from same store sales beginning with the fiscal month the store actually closes.

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

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth the percentage change in dollars for the quarter ended October 30, 2004 as compared to the quarter ended October 25, 2003, and the percentage of net sales for each component of the Consolidated Statements of Earnings for each of the periods presented:

                                                                 Quarter Ended
                                                           -------------------------
                                                           October 30,   October 25,
                                               % Change        2004          2003
                                              From Prior   -----------   -----------
                                                Period             % of Sales
                                              ----------   -------------------------
Net sales                                         2.4%        100.0%        100.0%
Cost of sales, including occupancy & buying       1.3%         63.1%         63.8%
Gross profit                                      4.2%         36.9%         36.2%
Selling, general and admin. expenses              5.1%         27.9%         27.2%
Depreciation and amortization                    -1.9%          3.1%          3.2%
Operating income                                  3.3%          5.8%          5.7%
Interest income                                  35.7%          0.4%          0.3%
Interest expense                                 -6.8%         -0.6%         -0.7%
Other income                                       --           0.2%          0.2%
Earnings before provision for income taxes        6.1%          5.7%          5.5%
Net earnings                                      5.3%          3.6%          3.5%

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

     The Company records its sales net of deduction for coupon redemption and/or any other in-store promotion utilized by its customers at the time of sale in accordance with EITF 01-9. The Company's discounts offered to its customers consists solely of discount coupons and point of sale in-store promotions. Currently, the Company does not have any loyalty or customer rewards programs and does not have any customer rebates.

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

     Gross profit (net sales less cost of goods sold, including occupancy and buying costs) increased by 4.2% to $72.7 million, or 36.9% of net sales, in the first quarter from $69.8 million, or 36.2% of net sales last year. The increase in gross profit as a percentage of net sales is primarily due to the leverage on fixed occupancy costs gained from increased same store sales (approximately 0.5% of net sales) and lower freight costs (approximately 0.3% of net sales). These factors were partially offset by slightly lower merchandise margins due to higher markdowns (approximately 0.2% of net sales) during the quarter as compared to last year.

     Selling, general and administrative ("SG&A") expenses increased by 5.1%, or $2.6 million, to $55.1 million, or 27.9% of net sales, in the first quarter from $52.5 million, or 27.2% of net sales, last year. The dollar increase is mainly due to higher store operating costs, primarily salaries, related payroll taxes, benefits, and repairs and maintenance. As a percent of sales, there were two one time charges; training and other costs related to the rollout of the new POS system and higher professional fees incurred for the impending Sarbanes Oxley compliance.

     Depreciation expense in the first quarter decreased 1.9% to $6.1 million from $6.2 million last year. The decrease in depreciation expense resulted primarily from lower capital expenditures in the first quarter of fiscal 2005.

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

     Principally as a result of the above factors, net earnings for the first quarter was $7.1 million, or 3.6% of net sales, an increase of 5.3% from the $6.8 million, or 3.5% of net sales, for the first quarter of last year.

                      THE DRESS BARN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     Management has determined that the Company's most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases and income taxes. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

Liquidity and Capital Resources

     The Company believes that its unrestricted cash, cash equivalents and short-term investments, together with cash flow from operations, will be adequate to fund the Company's originally planned fiscal 2005 planned capital expenditures and all other operating requirements. However, in connection with the pending acquisition of Maurices, the Company expects to finance the transaction with a portion of the Company's cash on hand and new credit facilities. The Company expects that the credit facilities will include bank borrowings and may also include a debt or equity-linked offering in the capital markets.

     The net cash provided by operating activities for the fiscal quarter ended October 30, 2004 decreased to $14.9 million from $36.8 million in the prior year period. Such decrease was primarily due to the timing of payments for merchandise inventory at the end of the quarter. Inventories were current and in line with sales projections as of the end of the first quarter.

     Net cash used in investing activities was $11.1 million for the quarter ended October 30, 2004 compared to $28.0 million in the prior year, a decrease of $16.9 million. The decrease was primarily in marketable securities due to lower levels of available investment funds in the quarter.

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

Forward-Looking Statements and Factors Affecting Future Performance

     Sections of this Quarterly Report on Form 10-Q/A, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; the impact of quotas, and the elimination thereof; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; the impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; the inability of the Company to hire, retain and train key personnel, and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The escrow account referred to in Footnote 8 is invested in short term money market instruments. The remainder of the marketable securities in the portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. The Company holds no options or derivative interests.

     Currently, the Company maintains approximately 61% of its cash and investments in financial instruments with original maturity dates of three months or less, 5% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 34% in financial instruments with original maturity dates of equal to or greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. The Company estimates that a change of 100 basis points in interest rates would result in a $2.1 million decrease or increase in the fair value of its cash and investments.

     Our outstanding long-term liabilities as of October 30, 2004 consisted of $32.8 million of our 5.33% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K/A for the year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     During the first quarter of fiscal 2005, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

     The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, which included the matter discussed above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective, due to in it's store lease accounting practices, discussed above, as of the end of the period covered by this Report (March 18, 2005), in ensuring that material information relating to The Dress Barn, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     The Company continues in settlement discussions regarding the class action law suit in California as discussed in the Company's Annual Report on Form 10K/A for the fiscal year ended July 31, 2004.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Quarter Ended October 30, 2004

                                                             Total Number of      Maximum Number of
                                                           Shares Purchased as   Shares that May Yet
                                                             Part of Publicly     Be Purchased Under
                    Total Number of   Average Price Paid   Announced Plans or        the Plans or
     Period        Shares Purchased        per Share             Programs          Programs (1) (2)
----------------   ----------------   ------------------   -------------------   -------------------
August 1, 2004--
August 31, 2004         100,000             $15.84               100,000              3,011,160

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

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Exhibit   Description
-------   -----------
31.1      Certification of David R. Jaffe pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

31.2      Certification of Armand Correia pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The Company filed two reports on Form 8-K during the quarter ended October 30, 2004.

Date Filed           Description
------------------   -----------
September 22, 2004   Release of Fourth Quarter and Year-End Financial Results

September 23, 2004   Election of New Director

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BY: /s/ David R. Jaffe
                               -------------------------------------------------
                               David R. Jaffe
                               President, Chief Executive Officer and Director (Principal Executive Officer)


                           BY: /s/ Armand Correia
                               -------------------------------------------------
                               Armand Correia
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


March 21, 2005