Form 10-Q
period 2005-01-29
DRESS BARN INC
filed 2005-03-23
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 29, 2005            Commission file number 0-11736


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

..05 par value             29,862,826 shares on March 21, 2005

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 29, 2005
                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
                   Part I. FINANCIAL INFORMATION (Unaudited):

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets
                           January 29, 2005
                           and July 31, 2004 (as restated)                                             I-3

                           Condensed Consolidated Statements of Earnings
                            for the Thirteen weeks ended January 29, 2005
                           and January 24, 2004 (as restated)                                          I-5

                           Condensed Consolidated Statements of Earnings
                           for the Twenty-six weeks ended January 29, 2005
                           and January 24, 2004 (as restated)                                          I-6

                           Condensed Consolidated Statements of Cash Flows
                           for the Twenty-six weeks ended January 29, 2005
                           and January 24, 2004 (as restated)                                          I-7

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                                            I-9 through I-24

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of  Operations                                                 I-24 through I-30

Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                                                          I-31

Item 4            Controls and Procedures                                                             I-31


                           Part II. OTHER INFORMATION:

Item 1.           Legal Proceedings                                                                   I-33

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                          *
                    None

Item 3.           Submission of Matters to a Vote of Security Holders                                  *
                    None

Item 6.           Exhibits and Reports on Form 8-K                                                    I-33

                  Signatures                                                                          I-34

* Not applicable in this filing

Item 1 - FINANCIAL STATEMENTS


The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
Amounts in thousands, except share data                                            January 29,                 July 31,
                                                                                         2005                      2004
                                                                         ----------------------        -----------------
                                                                                                         (restated, see
                                                                                                                Note 3)
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $34,936                  $15,141
     Restricted cash and investments                                                    39,461                   38,661
     Marketable securities and investments                                               5,726                  122,700
     Merchandise inventories                                                           146,359                  116,912
     Deferred tax asset                                                                 13,691                   14,845
     Prepaid expenses and other                                                         13,296                    8,898
                                                                         ----------------------        -----------------
        Total Current Assets                                                           253,469                  317,157
                                                                         ----------------------        -----------------

Property and Equipment:
     Land and buildings                                                                 58,261                   45,391
     Leasehold improvements                                                            124,328                   93,289
     Fixtures and equipment                                                            200,389                  173,466
     Computer software                                                                  33,321                   23,302
                                                                         ----------------------        -----------------
                                                                                       416,299                  335,448
     Less accumulated depreciation
       and amortization                                                                180,438                  172,244
                                                                         ----------------------        -----------------
                                                                                       235,861                  163,204
                                                                         ----------------------        -----------------

Intangible assets, net (see note 2)                                                    111,766                       --
Goodwill (see note 2)                                                                  135,774                       --
Other Assets                                                                            18,831                    8,955
                                                                         ----------------------        -----------------

     TOTAL ASSETS                                                                     $755,701                 $489,316
                                                                         ======================        =================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
Amounts in thousands, except share data                                          January 29,                July 31,
                                                                                        2005                    2004
                                                                         --------------------------------------------
                                                                                                      (restated, see
                                                                                                             Note 3)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                        $89,294                 $66,776
     Accrued salaries, wages and related expenses                                     32,535                  21,349
     Litigation accrual (see note 9)                                                  37,736                  36,128
     Other accrued expenses                                                           31,522                  24,247
     Customer credits                                                                 12,677                   8,970
     Income taxes payable                                                                  -                   5,548
     Current portion of long-term debt                                                11,060                   1,033
                                                                         --------------------       -----------------
        Total Current Liabilities                                                    214,824                 164,051

Long-Term Debt (see note 8)                                                          236,451                  31,988
Deferred Rent                                                                         41,401                  40,319
                                                                         --------------------       -----------------
        Total Liabilities                                                            492,676                 236,358
                                                                         --------------------       -----------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, par value $.05 per share:
      Authorized- 100,000 shares
      Issued and outstanding- none                                                        --                      --
     Common stock, par value $.05 per share:
      Authorized- 50,000,000 shares
      Issued- 29,638,567 and 29,638,360 shares, respectively
      Outstanding- 29,638,567 and 29,618,660 shares, respectively                      1,494                   1,482
     Additional paid-in capital                                                       65,885                  63,554
     Retained earnings                                                               195,646                 188,757
     Treasury stock, to be retired                                                        --                   (313)
     Accumulated other comprehensive  (loss)                                              --                   (522)
                                                                         --------------------       -----------------
                                                                                     263,025                 252,958
                                                                         --------------------       -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $755,701                $489,316
                                                                         ====================       =================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen Weeks Ended
                                                                            ------------------------------------------
                                                                                      January 29,         January 24,
                                                                                             2005                2004
                                                                            ------------------------------------------
                                                                                                       (Restated, see
                                                                                                              Note 3)
     Net sales                                                                           $200,138            $171,053
     Cost of sales, including
       occupancy and buying costs                                                         125,536             106,121
                                                                            ------------------------------------------

     Gross profit                                                                          74,602              64,932

     Selling, general and
       administrative expenses                                                             62,568              50,753
     Depreciation and amortization                                                          7,745               6,435
                                                                            ------------------------------------------

     Operating income                                                                       4,289               7,744

     Interest income                                                                           56                 682
     Interest expense                                                                     (2,148)             (1,219)
     Other income                                                                             382                 382
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                      2,579               7,589

     Provision for income taxes                                                               942               2,769
                                                                            ------------------------------------------

     Net earnings                                                                          $1,637              $4,820
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.06               $0.16
                                                                            ==========================================
            Diluted                                                                         $0.05               $0.16
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,699              29,308
                                                                            ==========================================
            Diluted                                                                        30,491              30,050
                                                                            ==========================================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts
                                                                                       Twenty-Six Weeks Ended
                                                                            ------------------------------------------
                                                                                      January 29,         January 24,
                                                                                             2005                2004
                                                                            ------------------------------------------
                                                                                                       (Restated, see
                                                                                                              Note 3)
     Net sales                                                                           $397,254            $363,597
     Cost of sales, including
       occupancy and buying costs                                                         249,948             228,880
                                                                            ------------------------------------------

     Gross profit                                                                         147,306             134,717

     Selling, general and
       administrative expenses                                                            117,701             103,210
     Depreciation and amortization                                                         13,901              12,712
                                                                            ------------------------------------------

     Operating income                                                                      15,704              18,795

     Interest income                                                                          778               1,214
     Interest expense                                                                     (3,408)             (2,571)
     Other income                                                                             763                 763
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                     13,837              18,201

     Provision for income taxes                                                             5,051               6,589
                                                                            ------------------------------------------

     Net earnings                                                                          $8,786             $11,612
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.30               $0.40
                                                                            ==========================================
            Diluted                                                                         $0.29               $0.39
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,639              29,253
                                                                            ==========================================
            Diluted                                                                        30,420              29,915
                                                                            ==========================================

See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                              Twenty-Six Weeks Ended
                                                                                         ---------------------------------
                                                                                              January 29,     January 24,
                                                                                                     2005            2004
                                                                                         ---------------------------------
                                                                                                           (restated, see
                                                                                                                  Note 3)
Operating Activities:
Net earnings                                                                                       $8,786         $11,612
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                13,901          12,712
      Provision for impairment and asset disposals                                                  1,512           1,496
      Deferred income tax expense                                                                   1,154           1,847
      Increase in deferred rent expense                                                             1,082           1,132
      Other                                                                                         1,706              96

Changes in assets and liabilities, net of acquisition:
      Increase in restricted cash and investments                                                   (800)              --
      Decrease in merchandise inventories                                                           4,028          10,135
      Decrease in prepaid expenses and other                                                        3,390           1,684
      Decrease (increase) in other assets                                                             134           (146)
      Increase (decrease) in accounts payable - trade                                               4,461            (40)
      Increase in accrued salaries, wages and related expenses                                      5,478           1,610
      Increase in litigation accrual                                                                1,608              40
      Increase (decrease) in other accrued expenses                                                 1,299           (176)
      (Decrease) increase in customer credits                                                       (883)           2,739
      Decrease in income taxes payable                                                            (5,548)         (3,573)
                                                                                         ---------------------------------
        Total adjustments                                                                          32,522          29,556
                                                                                         ---------------------------------

        Net cash provided by operating activities                                                  41,308          41,168
                                                                                         ---------------------------------

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                              Twenty-Six Weeks Ended
                                                                                         ---------------------------------
                                                                                              January 29,     January 24,
                                                                                                     2005            2004
                                                                                         ---------------------------------
                                                                                                           (restated, see
                                                                                                                  Note 3)
Investing Activities:
    Acquisition of Maurices Inc., net of $982 cash acquired                                    $(332,737)          $   --
    Purchases of property and equipment                                                          (12,046)        (12,815)
    Sales and maturities of marketable securities and investments                                 515,863          33,040
    Purchases of marketable securities and investments                                           (399,600)       (49,503)
                                                                                         ---------------------------------
      Net cash (used in) investing activities                                                   (228,520)        (29,278)
                                                                                         ---------------------------------

Financing Activities:
    Proceeds from long-term debt                                                                  215,000              --
    Repayments of long-term debt                                                                    (510)           (483)
    Payment of debt issuance costs                                                                (7,580)              --
    Purchase of treasury stock                                                                    (1,584)              --
    Proceeds from Employee Stock Purchase Plan                                                         41             42
    Proceeds from stock options exercised                                                           1,640          1,808
                                                                                         ---------------------------------
      Net cash provided by financing activities                                                   207,007           1,367
                                                                                         ---------------------------------

Net increase in cash and cash equivalents                                                          19,795          13,257
Cash and cash equivalents- beginning of period                                                     15,141          37,551
                                                                                         ---------------------------------
Cash and cash equivalents- end of period                                                          $34,936         $50,808
                                                                                         =================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                     $6,164          $8,221
                                                                                         ---------------------------------
    Cash paid for interest                                                                         $3,225            $901
                                                                                         ---------------------------------

See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the consolidated financial position of The Dress Barn Inc., and its wholly owned subsidiaries (the "Company") as of January 29, 2005 and July 31, 2004, the consolidated results of its operations for the thirteen weeks and twenty-six weeks ended January 29, 2005 and January 24, 2004, and cash flows for the twenty-six weeks ended January 29, 2005. The results of operations for a thirteen-week or a twenty-six week period may not be indicative of the results for the entire year. All intercompany amounts and transactions have been eliminated.

     The July 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheets of the Company filed on Form 10-K/A.

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

     Significant accounting policies and other disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America have been omitted as such items are reflected in the Company's audited financial statements and related notes thereto. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's July 31, 2004 Annual Report to Shareholders on Form 10-K/A.


2.  Acquisition of Maurices Incorporated

     On January 2, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for a total purchase price of $332.7 million, net of cash acquired, which included $4.1 million of transaction fees and is subject to post-closing adjustments. The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $135.7 million, was allocated to goodwill. The allocation of the purchase price to assets acquired and liabilities assumed for the Maurices acquisition was based on preliminary estimates of fair value and may be revised as additional information concerning such assets and liabilities becomes available.

     The transaction was financed by $118.7 million in cash, the issuance of $115 million 2.5% Convertible Senior Notes due 2024, and $100 million of borrowings from a $250 million.

     The estimated fair values of assets acquired and liabilities assumed at January 2, 2005 are as follows:

Dollars in thousands

Purchase Price                                                         $332,737

Current assets                                                            7,788
Inventory                                                                33,475
Property, plant, and equipment, net                                      75,937
Intangibles                                                             111,853
Other non-current assets                                                  2,241
                                                               -----------------
Total assets acquired                                                   231,294
                                                               -----------------

Total liabilities assumed                                              (34,331)

                                                               -----------------
Net assets acquired, net of cash                                        196,963
                                                               -----------------
                                                               -----------------
Goodwill                                                               $135,774
                                                               =================


     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company will perform annual impairment tests to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill is necessary.

     Other identifiable intangible assets consist of trade names, customer relationship and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationship and proprietary technology constitute the Company's identifiable intangible assets subject to amortization which are amortized on a straight-line basis over their useful lives.


     Intangible assets were comprised of the following as of January 29, 2005:


                                  Gross carrying           Accumulated
                                      amount               amortization         Net Amount    Expected Life
                              ---------------------------------------------------------------------------
Customer Relationship                      $2,200                    $26            $2,174     7 years
Proprietary Technology                      3,653                     61             3,592     5 years
Trade Name                                106,000                      -           106,000    Indefinite
                                 ----------------- ----------------------------------------
                                         $111,853                    $87          $111,766
                               -------------------------------------------------------------


         The following unaudited pro forma information assumes the Maurices acquisition had occurred on July 26, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on July 26, 2003, nor is it indicative of the Company's future results.

(Amounts in millions except per share data)
                                                      Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                 January 29,    January 24,     January 29,    January 24,
                                                        2005           2004            2005           2004
------------------------------------------- ----------------- -------------- --------------- -----------------
Pro forma net sales                                   $277.1         $268.9          $563.7            $547.7
Pro forma net income (loss)                            (3.1)            4.0             3.9              10.3

Pro forma earnings per share:
Basic                                                ($0.10)          $0.14           $0.13             $0.35
Diluted                                              ($0.10)          $0.13           $0.13             $0.34



3. Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements as of July 31, 2004 and for the thirteen and twenty-six weeks ended January 24, 2004, in this Quarterly Report.

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

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the condensed consolidated statements of earnings for each of the thirteen and twenty-six weeks ended January 24, 2004. In addition, the Company corrected certain other balance sheet errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", which were included in the cumulative effect adjustments related to the reversal of an impairment reserve. In addition, the Company reclassified its provision for impairments and asset disposals from "Depreciation and Amortization" to "Selling, general and administrative". The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" on July 31, 2004. For the thirteen and twenty-six weeks ended January 24, 2004, the cumulative effect is an increase in earnings of $0.3 million and $0.3 million, respectively.

     Following is a summary of the significant effects of these restatements on the Company's condensed consolidated balance sheet as of July 31, 2004, as well as on the Company's consolidated statements of earnings for thirteen and twenty-six weeks ended in January 24, 2004, and cash flows for the twenty-six weeks ended in January 24, 2004 (in thousands, except per share data):


                                                                Condensed Consolidated Statements of Earnings
                                                           ---------------------------------------------------------
                                                            As previously
For thirteen weeks ended January 24, 2004                     reported       Adjustments          As restated
---------------------------------------------------------  ---------------------------------------------------------
Cost of sales, including occupancy and buying costs               $107,518         ($1,397)                $106,121
Gross profit                                                        63,535            1,397                  64,932
Selling, general and administrative expenses                        50,007              746                  50,753
Depreciation & amortization                                          6,271              164                   6,435
Operating income                                                     7,257              487                   7,744
Earnings before provision for income taxes                           7,102              487                   7,589
Provision for Income taxes                                           2,592              177                   2,769
Net earnings                                                         4,510              310                   4,820
Earnings per share - basic                                           $0.15            $0.01                   $0.16
Earnings per share - diluted                                         $0.15            $0.01                   $0.16
                                                           =========================================================



                                                            As previously
For twenty-six weeks ended January 24, 2004                    Reported           Adjustments         As restated
----------------------------------------------------------  ---------------     ----------------    ----------------

Cost of sales, including occupancy and buying costs               $231,157             ($2,277)            $228,880
Gross Profit                                                       132,440                2,277             134,717
Selling, general and administrative expenses                       101,714                1,496             103,210
Depreciation & amortization                                         12,452                  260              12,712
Operating income                                                    18,274                  521              18,795
Earnings before provision for income taxes                          17,680                  521              18,201
Income taxes                                                         6,400                  189               6,589
Net earnings                                                        11,280                  332              11,612
Earnings per share - basic                                           $0.39                $0.01               $0.40
Earnings per share - diluted                                         $0.38                $0.01               $0.39
                                                            ========================================================

                                                                      Condensed Consolidated Balance Sheets
                                                           -------------------------------------------------------------
                                                              As previously
July 31, 2004                                                    Reported            Adjustments          As restated
---------------------------------------------------------- -------------------------------------------  ----------------
Deferred income tax asset                                               $10,583                $4,262           $14,845
Leasehold improvements                                                   60,978                32,311            93,289
Accumulated depreciation and amortization                             (162,346)               (9,898)         (172,244)
Property and equipment, net                                             140,791                22,413           163,204
Other assets                                                              8,149                   806             8,955
Total assets                                                            461,835                27,481           489,316

Other accrued expenses                                                   27,089               (2,842)            24,247
Long-term deferred tax liability                                          1,315               (1,315)                 0
Deferred rent                                                                 0                40,319            40,319
Total liabilities                                                       200,196                36,162           236,358
Retained earnings                                                       197,438               (8,681)           188,757
Total shareholders' equity                                              261,639               (8,681)           252,958
Total liabilities and shareholders' equity                              461,835                27,481           489,316
                                                           =============================================================


                                                                 Condensed Consolidated Statements of Cash Flows
                                                                --------------------------------------------------
                                                                  As previously
For twenty-six weeks ended January 24, 2004                          Reported        Adjustments     As restated
-----------------------------------------------------------    --------------------------------------------------
Net cash provided by operating activities                                 $37,713           $3,455       $41,168
Net cash used in investing activities                                     (25,823)          (3,455)      (29,278)
                                                                ==================================================


4.  Stock Repurchase Program

     On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,442,700 shares at an aggregate purchase price of approximately $26.7 million. During the three months ended October 30, 2004, 100,000 shares were repurchased under this authorization. There were no shares repurchased in the second quarter ended January 29, 2005.

     Treasury (Reacquired) shares are retired and treated as authorized but unissued shares.


5.  Earnings Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents outstanding during the period. Antidilutive options are excluded from the earnings per share calculations when the option price exceeds the average market price of the common shares for the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying condensed consolidated statements of earnings:

                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                           --------------------          ----------------------
                                                          January 29,    January 24,    January 29,     January 24,
Shares in thousands                                              2005           2004           2005            2004
                                                       --------------- -------------- -------------- ---------------
Basic weighted average outstanding shares                      29,699         29,308         29,639          29,253
Dilutive effect of options outstanding                            792            742            781             662
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    30,491         30,050         30,420          29,915
                                                       --------------- -------------- -------------- ---------------

Anti-dilutive options excluded from calculations                  125            150            125             337
                                                       --------------- -------------- -------------- ---------------


6. Comprehensive Income

     The Company's marketable securities and investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities. The following is a reconciliation of comprehensive income and net earnings as shown on the face of the accompanying condensed consolidated statements of earnings:

                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                           --------------------          ----------------------
                                                          January 29,    January 24,    January 29,     January 24,
Dollars in thousands                                             2005           2004           2005            2004
                                                       --------------- -------------- -------------- ---------------
                                                                       (As restated)                  (As restated)

Net earnings                                                   $1,637         $4,820         $8,786         $11,612
Unrealized gain on available for sale securities                   --             22            291             107
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                           $1,637         $4,842         $9,077         $11,719
                                                       --------------- -------------- -------------- ---------------


     The Company sold all of its marketable securities which had unrealized losses during the second quarter of fiscal 2005, incurring a realized loss of $1.2 million that is included in "Interest income" on the Condensed Consolidated Statements of Earnings. At January 29, 2005, the Company had no marketable securities with an unrealized loss position.


7.  Stock Based Compensation

     At January 29, 2005, the Company has various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted as if the compensation expense was recorded in the financial statements.

     As of January 29, 2005, the only plan under which the Company can issue stock options is the 2001 Stock Option Plan. The number of options available for grant under this Plan are 1,960,000 shares. The Board of Directors has approved an amended and restated 2001 Plan, effective January 1, 2005, subject to shareholder approval, authorizing an increase in the number of shares of common stock that may be awarded under the Plan by 2,500,000 shares, authorizes the award of restricted stock, and provides that any share of common stock that is subject to restricted stock shall be counted as three shares for every share awarded. At January 29, 2005, the Company has issued 95,400 shares of restricted stock. Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders' equity and is amortized to operating expenses over the vesting period of the stock award.

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards issued prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:



                                                            Thirteen Weeks Ended          Twenty-six Weeks Ended
(in thousands, except per share amounts)                   January 29,    January 24,     January 29,    January 24,
                                                                  2005           2004            2005           2004
                                                       --------------------------------------------------------------
                                                                        (As restated)                  (As restated)

Net earnings as reported                                        $1,637         $4,820          $8,786        $11,612
Add: compensation expense included in net earnings                  48             --             155             --
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards net of related tax effects                   (399)          (546)         (1,021)        (1,061)
                                                       --------------------------------------------------------------
Pro forma net earnings                                          $1,286         $4,274          $7,920        $10,551
                                                       ==============================================================

Earnings per share
     Basic - as reported                                         $0.06          $0.16           $0.30          $0.40
                                                       --------------------------------------------------------------
     Basic - pro forma                                           $0.04          $0.15           $0.27          $0.36
                                                       --------------------------------------------------------------

     Diluted - as reported                                       $0.05          $0.16           $0.29          $0.39
                                                       --------------------------------------------------------------
     Diluted - pro forma                                         $0.04          $0.14           $0.26          $0.35
                                                       --------------------------------------------------------------


         The fair values of the options granted under the Company's fixed stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                            --------------------         ----------------------
                                                            January 29,    January 24,    January 29,  January 24,
                                                                   2005           2004           2005         2004
                                                       ------------------------------------------------------------

Weighted average risk-free interest rate                           3.5%           3.3%           3.5%         3.3%
Weighted average expected life (years)                              5.0            5.0            5.0          5.0
Expected volatility of the market price of
the Company's common stock                                        26.5%          39.1%          26.5%        39.8%

8.  Long-Term Debt

     On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 ("Convertible Senior Notes"). The Convertible Senior Notes have a aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company's common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company's common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. The number of contingently issuable shares of the Company's common stock cannot exceed 1.8 million shares. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. If the market price of the Company's common stock is less than the conversion price, the notes will not be included in the calculation of the Company's diluted EPS. At January 29, 2005, the share price was below the conversion price.

     On December 14, 2004, the Company entered into a senior credit facility with a number of banks. The $250 million senior credit facility consists of a $150 million revolving credit facility and a $100 million term loan. The senior credit facility will mature five years after it is entered into, subject to customary rollover and exchange provisions, which may extend the maturity of the loans under the senior credit facility and the senior exchange note into which they are converted to up to seven years. In addition to customary financial and non-financial covenants, the senior credit facility will limit the Company's ability to use borrowings under that facility to pay any cash payable on a conversion of the notes and will prohibit the Company from making any cash payments on the conversion of the notes if a default or event of default has occurred under that facility without the consent of the lenders under the senior credit facility. As of the date of this filing, the Company has not borrowed any funds under the $150 million revolving credit facility.

     In connection with the issuance to the Convertible Senior Notes and the senior credit facility, the Company incurred approximately $3.5 and $4.0 million, respectively, in underwriting costs and professional fees. Such fees were deferred and included in "Other assets" on the accompanying condensed consolidated balance sheets at January 29, 2005 and are being amortized to interest expense over the life of the Notes and the Senior Credit facility, respectively.

     In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, ("Dunnigan") in July 2003, borrowed $34 million under a fixed rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the "mortgage") is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company's corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs.
These costs were deferred and included in "Other assets" on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the mortgage.

Long term debt consists of the following:

                                    (in thousands)
                                                                          January 29,      July 31,
                                                                                 2005          2004
                  ----------------------------------------------------------------------------------
                  Dunnigan Realty, LLC mortgage loan                          $32,511       $33,021
                  Convertible Senior Notes                                    115,000            --
                  Term loan                                                   100,000            --
                  ----------------------------------------------------------------------------------
                                                                              247,511        33,021

                  Less: current portion                                      (11,060)       (1,033)
                  ----------------------------------------------------------------------------------
                  Total long-term debt                                       $236,451       $31,988
                  ----------------------------------------------------------------------------------


     Scheduled principal maturities of the above debt for the second half of fiscal 2005 and in each of the next five fiscal years and beyond is as follows:
$5,300, $13,600, $18,600, $23,700, $28,900 and $157,400.

     Interest expense relating to the above debt was approximately $0.5 million and $1.8 million for the thirteen and twenty-six period periods ended January 29, 2005, respectively.


9.  Litigation

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

     Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. The Company believes there is no merit in the jury verdict and is vigorously pursuing an appeal. Plaintiffs have cross-appealed seeking an increase in the amount of the judgment. If upon appeal the judgment is subsequently modified or reversed, the Company will adjust its litigation charge accordingly. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of the unpaid judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. Such amount was dictated by the court to include the $32 million judgment and accrued interest of $3.3 million, as well as six months of prefunded interest ($1.5 million) and an additional 5% of the amount due (including interest) at the time of the funding of such escrow (5% of $36.8 million or $1.8 million), totaling $38.6 million. In January 2005, the Company deposited additional $.5 million ($0.8 million less interest actually earned during the period) into the escrow accounts. The escrow account is an interest bearing account and is included in restricted cash and cash equivalents on the Company's balance sheet.

     The Company continues in settlement discussions regarding the class action law suit in California as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

10.  Recent Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for the Company's fiscal year ending 2005. The Company does not believe the impact of adoption of this EITF consensus will be significant to the Company's overall results of operations or financial position.

     In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. The EITF concluded the common stock underlying contingent convertible debt instruments should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities would be required to restate previously issued diluted earning per share. In October 2004, The FASB approved EITF 04-8 and established an implementation date of December 15, 2004. The Company does not believe the impact of adoption of this EITF consensus will be significant to the Company's overall results of operations or financial position.


11.  Segments

     The Company has aggregated its Dress Barn and Maurices brands based on the aggregation criteria outlined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which states that two or more operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, similar product, similar production process, similar clients, and similar methods of distribution.

     Dress Barn and Maurices have similar economic characteristics and similar operating, financial and competitive risks. Dress Barn and Maurices are similar in nature of product, as they offer apparel and clothing accessories. The merchandise inventory for Dress Barn and Maurices is sourced from many of the same countries and some of the same vendors, using similar production processes. Neither Dress Barn nor Maurices performs its own manufacturing, but buys all its merchandise from third parties. Dress Barn and Maurices clients have similar characteristics; retail clothing customers, primarily women looking for apparel that reflects style and fashion made of good quality offered at competitive prices. In addition, Dress Barn and Maurices merchandise is distributed to stores in a similar manner and sold to customers through the Company's retail stores located primarily in strip shopping centers.


12.  Subsidiary Guarantor

     The Dress Barn, Inc.'s (The "Parent Company") $250 million senior credit facility, which consists of a $100 million term loan and a $150 million revolving credit facility, and the Convertible Senior Notes contain provisions that all obligations under the Credit Agreement are unconditionally guaranteed by each existing and subsequently acquired or organized subsidiary of The Dress Barn, Inc., except for Dunnigan Realty LLC.

     The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating balance sheet, the condensed consolidating statements of earnings (loss) and cash flows for the Parent Company, for the other Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Non-guarantor Subsidiaries") for the financial statements presented in our interim condensed financial statements for the periods subsequent to the issuance of the $250 million senior credit facility and the Convertible Senior Notes. The intercompany investment for each subsidiary is recorded by its parent in Other Assets on the condensed consolidated balance sheets.

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (UNAUDITED)
                                                   as of January 29, 2005

(Amounts in thousands)
                                       Parent Company      Guarantor       Non-guarantor     Eliminations     Consolidated
                                                          Subsidiaries      Subsidiary
                                      ----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $27,018            $6,569           $1,349               $ -          $34,936
Restricted cash and investments                  39,461                 -                -                 -           39,461
Marketable securities and investments               603             5,121                2                 -            5,726
Merchandise inventories                         108,515            37,844                -                 -          146,359
Deferred tax asset                               13,691                 -                -                 -           13,691
Prepaid expenses and other                        8,129             8,967              578           (4,378)           13,296
                                      ----------------------------------------------------------------------------------------
        Total Current Assets                    197,417            58,501            1,929           (4,378)          253,469
                                      ----------------------------------------------------------------------------------------

Property and Equipment, net                     119,147            74,803           41,911                 -          235,861

Intangible assets, net                                -           111,766                -                 -          111,766
Goodwill                                              -           135,774                -                 -          135,774
Other Assets                                    353,800             4,520          (9,057)         (330,432)           18,831
                                      ----------------------------------------------------------------------------------------
     TOTAL ASSETS                              $670,364          $385,364          $34,783        ($334,810)         $755,701
                                      ========================================================================================


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (UNAUDITED)
                                                   as of January 29, 2005

(Amounts in thousands)
                                         Parent Company    Guarantor    Non-guarantor  Eliminations    Consolidated
                                                         Subsidiaries    Subsidiary
                                        ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade                         $62,614        $26,680            $ -            $ -         $89,294
Accrued salaries, wages and related
expenses                                          22,068         10,467              -              -               -
Litigation accrual                                37,736              -              -              -               -
Other accrued expenses                            29,079          1,941            502              -               -
Customer credits                                                 12,677              -              -          12,677
Income taxes payable                                   -              -              -              -               -
Current portion of long-term debt                 10,000              -          1,060              -          11,060
                                        ------------------------------------------------------------------------------
         Total Current Liabilities               161,497         51,765          1,562              -               -
                                        -------------------------------------------------------------------------------

Long-Term Debt                                   205,000              -              -              -               -
                                        -------------------------------------------------------------------------------
Deferred rent                                     41,401              -              -              -               -
                                        -------------------------------------------------------------------------------
Long-Term Deferred Tax Liability                       -              -              -              -               -
                                        ------------------------------------------------------------------------------
Commitments and Contingencies                          -
                                        ------------------------------------------------------------------------------
     Total Liabilities                           407,898         51,765         33,013              -               -
                                        ------------------------------------------------------------------------------
Shareholders' Equity                             262,466        333,599          1,770      (334,810)         263,025
                                        ------------------------------------------------------------------------------
     TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $670,364       $385,364        $34,783     ($334,810)        $755,701
                                        ==============================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                  for the Thirteen Weeks Ended January 29, 2005

(Amounts in thousands)
                                      -----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations      Consolidated
                                                          Subsidiaries      Subsidiary
                                      -----------------------------------------------------------------------------------------
   Net sales                                   $178,743           $21,395           $1,543         $ (1,543)          $200,138
   Cost of sales, including
    Occupancy and buying costs                  111,114            14,422              466             (466)           125,536
                                      -----------------------------------------------------------------------------------------

     Gross profit                                67,629             6,973            1,077           (1,077)            74,602

   Selling, general and
     administrative expenses                     55,511             6,786              271                 -            62,568
   Depreciation and amortization                  5,867             1,424              454                 -             7,745
                                      -----------------------------------------------------------------------------------------

     Operating income (loss)                      6,251           (1,237)              352           (1,077)             4,289

   Interest income                                    6                45                5                 -                56
   Interest expense                             (1,674)               (2)            (472)                 -           (2,148)
   Other income                                   (695)                 -                -             1,077               382
                                      -----------------------------------------------------------------------------------------

   Earnings (loss) before provision
    for income taxes                             3,888           (1,194)            (115)                 -             2,579

   Provision (benefit) for
         income taxes                            1,520             (575)              (3)                 -               942
                                      -----------------------------------------------------------------------------------------
     Net earnings (loss)                        $2,368           $ (619)          $ (112)               $ -            $1,637
                                      =========================================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005


(Amounts in thousands)
                                           ----------------------------------------------------------------------------------
                                            Parent Company    Guarantor      Non-guarantor    Eliminations    Consolidated
                                                             Subsidiaries     Subsidiary
                                           ----------------------------------------------------------------------------------
   Net sales                                       $375,859         $21,395           $3,920       $ (3,920)        $397,254
   Cost of sales, including
    Occupancy and buying costs                      235,526          14,422            1,510         (1,510)         249,948
                                           ----------------------------------------------------------------------------------

     Gross profit                                   140,333           6,973            2,410         (2,410)         147,306

   Selling, general and
     administrative expenses                        110,711           6,616              374               -         117,701
   Depreciation and amortization                     11,569           1,424              908               -          13,901
                                           ----------------------------------------------------------------------------------

     Operating income (loss)                         18,053         (1,067)            1,128         (2,410)          15,704

   Interest income                                      705              68                5              -             778
   Interest expense                                  (2,476)               -            (932)               -         (3,408)
   Other income                                      (1,647)               -                -         2,410             763
                                           ----------------------------------------------------------------------------------

   Earnings (loss) before provision for
     income taxes                                    14,635           (999)              201               -          13,837

   Provision (benefit) for income taxes               5,630           (575)              (4)               -           5,051
                                           ----------------------------------------------------------------------------------

     Net earnings (loss)                             $9,005         $ (424)             $205             $ -          $8,786
                                           ==================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005

(Dollars in thousands)
                                                 -----------------------------------------------------------------------------
                                                 Parent Company    Guarantor    Non-guarantor   Eliminations   Consolidated
                                                                 Subsidiaries     Subsidiary
                                                 -----------------------------------------------------------------------------
Operating Activities:
Net earnings (loss)                                       $9,005        $ (424)            $205            $ -         $8,786
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Depreciation and amortization                          11,569          1,424             908              -         13,901
   Provision for impairment and asset disposals            1,512              -               -              -          1,512
   Deferred income tax expense                             1,154              -               -              -          1,154
   Increase in deferred rent                               1,082              -               -              -          1,082
   Other                                                   1,706              -               -              -          1,706
Changes in assets and liabilities:
   Decrease in restricted cash                              (800)                              -              -          (800)
   (Increase) decrease in merchandise inventories          8,396        (4,368)               -              -          4,028
   Decrease (increase) in prepaid expenses and other         581          2,943           (134)              -          3,390
   (Increase) decrease in other assets                     6,817        (2,399)              93        (4,377)            134
   Increase (Decrease) in accounts payable- trade         (4,161)         8,622               -              -          4,461
   Increase in accrued salaries, wages
         and related expenses                              5,478              -               -              -          5,478
   Increase in litigation accrual                          1,608              -               -              -          1,608
   (Decrease) increase in other accrued expenses           1,630           (88)           (243)              -          1,299
   (Decrease) Increase in customer credits               (3,528)          2,645               -              -          (883)
   (Decrease) in income taxes payable                    (4,973)          (575)               -              -        (5,548)
                                                 -----------------------------------------------------------------------------
        Total adjustments                                28,071          8,204             624        (4,377)         32,522
                                                 -----------------------------------------------------------------------------

        Net cash provided by operating activities       $37,076         $7,780            $829      $ (4,377)        $41,308
                                                 -----------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005

------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                Parent Company    Guarantor    Non-guarantor   Eliminations   Consolidated
                                                                 Subsidiaries     Subsidiary
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Acquisition of Maurices Inc., net of
          cash acquired                              $ (333,719)             $ -          $ -           $982    $  (332,737)
   Purchases of property and equipment                  (11,915)           (131)            -              -        (12,046)
   Sales and maturities of marketable
          securities and investments                    514,120           1,743             -              -         515,863
   Purchases of marketable securities
          and investments                              (399,598)               -           (2)              -       (399,600)
                                                 -----------------------------------------------------------------------------
   Net cash (used in) provided by
         investing activities                          (231,112)          1,612            (2)            982       (228,520)
                                                 -----------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term debt                           215,000               -              -              -        215,000
Payment of debt issuance costs                          (7,580)               -              -              -        (7,580)
Repayments of long-term debt                                (1)               -          (509)              -          (510)
Intercompany receivable from parent                          -           (4,377)              -          4,377             -
Purchase of treasury stock                              (1,584)               -              -              -        (1,584)
Proceeds from Employee Stock Purchase Plan                  41               -              -              -             41
Proceeds from stock options exercised                    1,640               -              -              -          1,640
                                                 -----------------------------------------------------------------------------
Net cash provided by (used in)
    financing activities                               207,516           (4,377)         (509)          4,377        207,007
                                                 -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                             13,480            5,015            318             982         19,795
Cash and cash equivalents- beginning of period          13,538            1,554          1,031            (982)        15,141
                                                 -----------------------------------------------------------------------------
Cash and cash equivalents- end of period               $27,018           $6,569         $1,349            $ -         $34,936
                                                 -----------------------------------------------------------------------------

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations are based upon the Company's Unaudited Condensed Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

     On January 2, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for $332.7 million, net of cash acquired, including $4.1 million of transaction fees, and is subject to post-closing adjustments. The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired net of cash, of $135.7 million was allocated to goodwill. The accounting rules require that the goodwill arising from the purchase method not be amortized. However, it must be tested for impairment at least annually. The allocation of the purchase price to assets acquired and liabilities assumed for the Maurices acquisition was based on preliminary estimates of fair value (performed by an independent appraiser) and may be revised as additional information concerning such assets and liabilities becomes available and final purchase price information is available.

     The transaction was financed by $118.7 in cash, the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). Please refer to note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the Maurices acquisition.

     Maurices is a specialty apparel retailer whose stores are concentrated in small markets in the United States. Maurices offers moderately priced, up-to-date fashions to its target customers, female and male teens, college students and young adults. The Company believes that Maurices' target customers are an especially attractive group for specialty retailers, since the group is growing rapidly, has a substantial amount of discretionary cash and spends more on apparel than most other demographic groups. As of January 29, 2005, Maurices operated 473 stores in 39 states, primarily concentrated in small and metro fringe markets in the United States. Approximately 43% of Maurices stores are located in strip centers, 39% are located in small malls and the remaining 18% in regional malls. Historically, Maurices' sales of women's apparel accounted for approximately 73% of their net sales, while women's accessories (including jewelry, watches and shoes), and men's apparel accounted for 18% and 9%, respectively.

     Maurices was founded in 1931 as single store operation for women's fashion in Duluth, Minnesota. By the mid 1970's, Maurices had expanded to a chain of 175 stores. In 1978, Maurices was acquired by American Retail Group, which has expanded Maurices to its current size. Maurices' corporate offices are located in Duluth, Minnesota and its distribution center is located in Des Moines, Iowa.



Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements as of July 31, 2004 and for the thirteen and twenty-six weeks ended January 24, 2004, in this Quarterly Report.

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

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the condensed consolidated statements of earnings for each of the thirteen and twenty-six weeks ended January 24, 2004. In addition, the Company corrected certain other balance sheet errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", which were included in the cumulative effect adjustment, related to the reversal of an impairment reserve. In addition, the Company reclassified its provision for impairments and asset disposals from "Depreciation and Amortization" to "Selling, general and administrative". Also the Company reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" in July 31, 2004. For the thirteen and twenty-six weeks ended January 24, 2004, the cumulative effect is an increase of earnings of $0.3 million and $0.3 million, respectively.

     See Note 3 to the unaudited condensed consolidated financial statements of this Report for a summary of the effects of these restatements on the Company's condensed consolidated balance sheet as of July 31, 2004, as well as on the Company's condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended January 24, 2004, and on the cash flows for the twenty-six weeks ended January 24, 2004. This Management's Discussion and Analysis gives effect to these corrections.


                               Management Overview

     This Management Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this quarterly Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this quarterly Report. It should not be relied upon separately from the balance of this quarterly Report . The retail environment remains very competitive. With the acquisition of Maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of Maurices will allow the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Store expansion will focus on both expanding in the Company's major trading markets and developing and expanding into new markets. The Company believes that the addition of Maurices will create more synergies that will increase profitability. The Company is currently in the process of implementing an integration plan that will result in implementing best practices across the entire Company.

     In connection with the acquisition of Maurices, the Board of Directors adopted, subject to shareholder approval, amendments to the Company's current stock option plan which: permits the Company to make awards of restricted stock; increases by 2,500,000 the number of shares of stock; limits the number of shares of common stock which may eventually be issued under the plan; and provides that every share of restricted stock awarded shall count as three shares against the number of common stock which may eventually be issued under the plan.

     Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company's business, including the following:


                                         Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                      January 29,    January 24,       January 29,   January 24,
                                            2005            2004              2005         2004
                                       ---- -----  ----     ----              ----  ----   ----
Net sales growth                            17.0%           2.2%              9.3%          2.9%
Same store sales growth                      2.4%          -0.9%              1.6%         -0.3%
Merchandise margins                         55.0%          55.1%             54.9%         55.1%
Average Square footage growth (1)           20.8%           3.2%             14.4%          3.5%
Total store count (1)                       1,248            774             1,248           774
Diluted earnings per share                  $0.05          $0.16             $0.29         $0.39
S,G &A as a percentage of sales             31.3%          29.7%             29.6%         28.4%
Capital expenditures (in millions)           $4.6           $5.0             $12.0         $12.8


(1) Increase in square footage growth and store count due to acquisition of Maurices on January 2, 2005

     The Company's methodology for determining same store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the same store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from same store sales beginning with the fiscal month the store actually closes.

     The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, (primarily commissions and import fees), occupancy costs excluding depreciation and all costs associated with the buying and distribution functions. The Company's cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities such as the Company exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.

Results of Operations


     The following table sets forth the percentage change in dollars from last year's comparable periods for the thirteen and twenty-six week periods ended January 29, 2005, and the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:


(TY= this year, LY=last year)

                                                    Thirteen Weeks                         Twenty-Six Weeks
                                                    ---------------                        ----------------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net sales                                        17.0%                                     9.3%
Cost of sales, including
   occupancy & buying                            18.3%        62.7%      62.0%             9.2%       62.9%      62.9%
Gross profit                                     14.9%        37.3%      38.0%             9.3%       37.1%      37.1%
Selling, general and
   admin. expenses                               23.3%        31.3%      29.7%            14.0%       29.6%      28.4%
Depreciation and amortization                    20.3%         3.9%       3.8%             9.4%        3.5%       3.5%
Operating income                                -44.6%         2.1%       4.5%           -16.4%        4.0%       5.2%
Interest income                                 -91.8%          --%       0.4%           -35.9%        0.2%       0.3%
Interest expense                                 76.2%        -1.1%      -0.7%            32.6%       -0.9%      -0.7%
Other income                                        --         0.2%       0.2%               --        0.2%       0.2%
Earnings before income taxes                    -66.0%         1.3%       4.4%           -24.0%        3.5%       5.0%
Net earnings                                    -66.0%         0.8%       2.8%           -24.3%        2.2%       3.2%


     Net sales for the thirteen weeks ended January 29, 2005 (the "second quarter") increased by 17.0% to $200.1 million from $ 171.1 million for the thirteen weeks ended January 24, 2004 (the "prior period"). Net sales for the twenty-six weeks ended January 29, 2005 (the "six months") increased by 9.3% to $397.3 million from $363.6 million in the twenty-six weeks ended January 24, 2004 ("last year"). The sales increase for both periods is primarily due a 2% increase in same store sales, sales from new and noncomp stores and the inclusion of sales of Maurices from its acquisition on January 2, 2005.

     The Company's positive same store sales momentum has continued into February and early March for both Dress Barn and Maurices with a strong early selling of the spring transitional merchandise. The Company believes that this trend is a result of offering merchandise that includes more fashion and color that is more appealing to its customers.

     As of January 29, 2005, the Company's total selling square footage was approximately 42% higher than January 24, 2004, primarily as a result of the acquisition of 477 Maurices stores, on January 2, 2005. In addition, during the six months the Company opened 18 new stores, converted 1 single-format store to a combination Dress Barn/Dress Barn Woman ("DB/DBW combo store") and closed 23 stores. The majority of the Company's store openings have generally occurred in the first and third fiscal quarters, while the majority of store closings have generally occurred in the second and fourth fiscal quarters. Maurices store openings and closings follow the same general pattern. As of January 29, 2005, the Company had 1,248 stores in operation, (174 Dress Barn stores, 50 Dress Barn Woman stores, 551 DB/DBW combo stores, and 473 Maurices stores), versus 774 stores in operation as of January 24, 2004 (183 Dress Barn stores, 55 Dress Barn Woman stores and 536 DB/DBW combo stores).

     Gross profit ("GP", which represents net sales less cost of goods sold, including occupancy and buying costs) for the second quarter increased by 14.9% to $74.6 million, or 37.3% of net sales, from $64.9 million, or 38.0% of net sales, for the prior period. For the six months, gross profit increased 9.3%, to $147.3 million, or 37.1% of net sales, from $134.7 million, or 37.1 % of net sales, for the prior six-month period. The decrease in GP as a percentage of sales for the second quarter was a result of slightly higher markdowns for the period and the inclusion of Maurices' January GP for January. For the six month period, GP as a percentage of sales was unchanged at 37.1% of sales.

     Selling, general and administrative (SG&A) expenses increased by 23.3% to $62.6 million, or 31.3% of net sales, in the second quarter as compared to $50.7 million, or 29.7% of net sales, in the prior period. For the six months, SG&A expenses increased by 14.0% to $117.7 million, or 29.6% of net sales, versus $103.2 million, or 28.4% of net sales, in the comparable six-month period. The dollar increase in SG&A for both the second quarter and the six months was primarily due to the inclusion of Maurices' SG&A expenses for the month of January, higher store operating costs (primarily salaries, related payroll taxes, and benefits) along with increases in professional fees (primarily related to the compliance costs in connection with the internal control attestations mandated by the Sarbanes-Oxley Act of 2002). The Company currently anticipates that SG&A expenses in the second half of fiscal 2005 will continue trend higher as a percentage of sales primarily due to continued Sarbanes-Oxley compliance costs and other professional fees. As previously mentioned, the Company is in the process implementing an integration plan for Maurices that will result in implementing best practices across the entire Company.

     Depreciation increased to $7.7 million in the second quarter from $6.4 million in the prior period. For the six months, depreciation expense increased to $13.9 million from $12.7 million last year. The six month increase in depreciation expense is primarily due to the additional depreciation for Maurices for the month of January 2005. Depreciation will be impacted by the additional depreciation of Maurices' fixed assets.

     Interest income decreased 91.8% to $0.06 million in the second quarter and decreased 35.9% to $0.8 million in the six months versus last year's $0.7 million and $1.2 million, respectively. These decreases were primarily due to the reductions in investment funds that were used to partially fund the acquisition of Maurices in January 2005. This reduction in investment funds will negatively impact interest income for the remainder of the fiscal year.

     Interest expense increased 76.2% to $2.1 million in the second quarter and increased 32.6% to $3.4 million in the six months versus last year's $1.2 million and $2.6 million, respectively. The increase is primarily due to the additional interest expense incurred for the 2.5% Convertible Senior Notes issued in December 2004 and the $100 million term loan funded January 3, 2005, the proceeds of which were used to partially fund the acquisition of Maurices.

     Other income represents rental income that Dunnigan Realty, LLC, a wholly owned consolidated subsidiary of the Company, receives from the two unaffiliated tenants in the Suffern facility. That square footage is 100% leased through 2012. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

     During the second quarter of fiscal 2005 and 2004, the effective tax rate was 36.5%. The Company anticipates the 36.5% rate will remain in effect for the remainder of fiscal 2005.

     Principally as a result of the above factors, net income for the second quarter was $1.6 million, or 0.8% of net sales, a decrease of 66.0% from $4.8 million, or 2.8% of net sales, in the prior period. Net income for the six months decreased 24.3% to $8.8 million, or 2.2% of net sales, versus $11.6 million, or 3.2% of net sales, for the prior six-month period.


Critical Accounting Policies and Estimates

     Management has determined that the Company's most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, sales returns and stock-based employee compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004. With the acquisition of Maurices in the second fiscal quarter 2005, management has determined that its accounting policy relating to goodwill and intangible assets is also a critical accounting policy. The Company's accounting policy is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," whereby amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company will perform annual impairment tests to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and intangible assets is necessary.

Liquidity and Capital Resources

     Net cash provided by operations was $41.3 million for the six months compared with $41.2 million during last year's comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization and changes in working capital account balances, specifically the decrease in merchandise inventories (related to Dress Barn), increase in accrued expenses and accounts payable, decrease in prepaid assets, offset by increases in other assets and decrease in income taxes payable.

     During the six months, the Company invested $332.7 million in its acquisition of Maurices. This investment was funded from the issuance in of $115 million of Convertible Senior Notes, a $100 million term loan in connection with the Company's $250 million senior credit facility, and from the sale of marketable securities.

     Except for the financing of the purchase of the Company's Suffern facility with a 20-year fixed-rate mortgage, the Company's balance sheet had been debt free, with the Company funding all of its capital needs with internally generated funds. The acquisition of Maurices has required the Company to leverage its balance sheet by liquidating its marketable securities, issuing $115 million of its Convertible Senior Notes and establishing a $250 million senior credit facility with a group of banks. The senior credit facility allowed the Company to borrow $100 million under a term loan and provides a $150 million revolving line of credit which gives the Company ample capacity to fund any short term working capital needs that may arise in the operation of its expanded business. The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the senior credit facility mentioned above, will be adequate to fund the Company's fiscal 2005 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. As of March 2005 the Company has not utilized the revolving credit facility. Scheduled principal maturities of the above debt are as follows: $5.3 million, $13.6 million, $18.6 million, $23.7 million, $28.9 million and $157.4 million for the remainder of fiscal 2005 and for fiscal years 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively.

     In addition to the Maurices acquisition, the Company invested $12.0 million in capital expenditures for the six months ended January 29, 2005 as compared to $12.9 million in the prior six month period. The Company plans to invest approximately $20 million in capital expenditures during the last six months of fiscal year 2005.

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

     Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. These unaffiliated rental payments are more than sufficient to cover the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.


Seasonality

     The Company has historically experienced substantially lower earnings in its second fiscal quarter ending in January than during its other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. Management expects that its future second fiscal quarters will be positively impacted with the inclusion of Maurices, since Maurices has historically experienced a relatively more profitable Christmas shopping season. In addition, the Company's quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, the promotional activities of other retailers, net sales contributed by new stores and changes in the Company's merchandise mix.

Forward-Looking Statements and Factors Affecting Future Performance


     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company's Annual Report on Form 10-K/A for its fiscal year ended July 31, 2004.


Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The escrow account referred to in Footnote 9 is invested in short term money market instruments. The remainder of the marketable securities in the portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

     Currently, the Company maintains virtually all of its cash and investments in financial instruments with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and may decline in value if interest rates increase. The Company estimates that a change of 100 basis points in interest rates would have no impact in the fair value of its cash and investments.

     On December 15, 2004, the Company issued $115 million of Convertible Senior Notes. As the Convertible Senior Notes bear interest at a fixed rate, the Company's results of operations would not be affected by interest rate changes. The Company also secured a $250 million senior credit facility with a group of banks. Under that senior credit facility, the Company has borrowed $100 million under a variable rate term loan and has available a revolving credit facility with borrowings up to $150 million at a variable rate. At January 29, 2005, the Company had the $100 million outstanding term loan and had no borrowings under the revolving credit facility. An increase of 100 basis points in interest rates for the term loan would equal $1 million of interest expense on an annual basis.

     Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

     A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments are included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Form 10-K/A for the year ended July 31, 2004.


Item 4 -- CONTROLS AND PROCEDURES

     During the first six months of fiscal 2005, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

     The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, which included the matter discussed above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective, due to in its store lease accounting practices, discussed above, as of the end of the period covered by this Report (March 21, 2005), in ensuring that material information relating to The Dress Barn, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on the company's website, www.dressbarn.com (under the "Governance" caption) and was included as Exhibit 14 to the Company's Annual Report on Form 10-K/A for its fiscal year ended July 31, 2004. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website. The Company undertakes to provide to any person a copy of this Code of Ethics upon request to the Secretary of the Company at the Company's principal executive offices.

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

     The Company continues in settlement discussions regarding the class action law suit in California as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

     Except for the above cases, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits



Exhibit                      Description

10.SS                        The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective January 1,
                             2005
31.1                         Certification of David R. Jaffe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                         Certification of Armand Correia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                         Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                         Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) The Company filed six reports on Form 8-K during the quarter ended January 29, 2005.

Date Filed                   Description

November 17, 2004            Release of First Quarter Results
November 17, 2004            Entry into a Stock Purchase Agreement
December 06, 2004            Press Release of Convertible Senior Notes due 2024
December 09, 2004            Entry into a Purchase Agreement with Banc of America Securities LLC and JP Morgan
                             Securities Inc.
December 16, 2004            Entry into a Resale  Registration Rights Agreement with Banc of America Securities LLC and
                             JP Morgan Securities Inc.
January 06, 2005             Acquisition of all issued and outstanding capital stock of Maurices Incorporated.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BY:/S/ DAVID R. JAFFE
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)



BY: /S/ ARMAND CORREIA
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)