Form 10-Q/A
period 2005-01-29
DRESS BARN INC
filed 2005-03-23
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

     This 10-Q/A is being filed to submit exhibit 10(ss), The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective January 1, 2005) that was omitted from the original 10-Q for the Quarter ended January 29, 2005 filed with the Securities and Exchange Commission March 23, 2005.

EXHIBIT INDEX

Exhibit                      Description

10(ss) The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective January 1, 2005)

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