Form 10-Q/A
period 2005-01-29
DRESS BARN INC
filed 2005-05-24
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 2)

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. .05 par value

29,862,826 shares of voting common stock were outstanding on March 17, 2005

                                EXPLANATORY NOTE


     The Dress Barn, Inc. (together with its subsidiaries, the "Company") is filing this Amendment No. 2 on Form 10-Q/A (this "Amendment No. 2") to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2005, as previously amended by Amendment No. 1 on Form 10-Q/A filed on March 23, 2005 (the "Second Quarter Form 10-Q"). Amendment No. 1 was filed to submit exhibit 10(ss), The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective January 1, 2005) that was omitted from the original 10-Q. Subsequent to the issuance of the Second Quarter Form 10-Q, the Company's management determined that certain supplemental information presented in Note 12 was incorrect. Accordingly, the accompanying supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in
Note 12 has been restated. There were no changes to the Company's Unaudited Condensed Balance Sheets as of January 29, 2005 and July 31, 2004, and the Statements of Earnings and Statements of Cash Flows for the thirteen and twenty-six weeks ended January 29, 2005 and January 24, 2004. Except as otherwise expressly stated herein, the information in this Amendment No. 2 is as of March 23, 2005, the date on which the Second Quarter Form 10-Q was filed, and this Amendment No. 2 does not purport to provide an update or discussion of any developments subsequent to such date.

                              THE DRESS BARN, INC.
                          FORM 10-Q/A (Amendment No. 2)
                         QUARTER ENDED JANUARY 29, 2005
                                TABLE OF CONTENTS
                                                                           Page
                                                                         Number

                   Part I. FINANCIAL INFORMATION (Unaudited):

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets
                           January 29, 2005
                           and July 31, 2004 (as restated)                  I-4

                           Condensed Consolidated Statements of Earnings
                            for the Thirteen weeks ended January 29, 2005
                           and January 24, 2004 (as restated)               I-6

                           Condensed Consolidated Statements of Earnings
                           for the Twenty-six weeks ended January 29, 2005
                           and January 24, 2004 (as restated)               I-7

                           Condensed Consolidated Statements of Cash Flows
                           for the Twenty-six weeks ended January 29, 2005
                           and January 24, 2004 (as restated)               I-8

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements               I-10 through I-31

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                      I-32 through I-38

Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                               I-38

Item 4            Controls and Procedures                                  I-38


                           Part II. OTHER INFORMATION:

Item 1.             Legal Proceedings                                      I-40

Item 2.             Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           *
                    None

Item 3.             Submission of Matters to a Vote of Security Holders       *
                    None

Item 6.             Exhibits and Reports on Form 8-K                       I-40

                    Signatures                                             I-41


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


2.  Acquisition of Maurices Incorporated

     On January 3, 2005, as of the close of business on January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for a total purchase price of $332.7 million, net of cash acquired, which included $4.1 million of transaction fees and is subject to post-closing adjustments. The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $135.7 million, was allocated to goodwill. The allocation of the purchase price to assets acquired and liabilities assumed for the Maurices acquisition was based on preliminary estimates of fair value and may be revised as additional information concerning such assets and liabilities becomes available.

     The transaction was financed by $118.7 million in cash, the issuance of $115 million 2.5% Convertible Senior Notes due 2024, and $100 million of borrowings from a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn).

     The estimated fair values of assets acquired and liabilities assumed at January 2, 2005 are as follows:

Dollars in thousands

Purchase Price                                                         $332,737
                                                               -----------------

Current assets                                                            7,788
Inventory                                                                33,475
Property, plant, and equipment, net                                      75,937
Intangibles                                                             111,853
Other non-current assets                                                  2,241
                                                               -----------------
Total assets acquired                                                   231,294
                                                               -----------------

                                                               -----------------
Total liabilities assumed                                              (34,331)
                                                               -----------------

                                                               -----------------
Net assets acquired, net of cash                                        196,963
                                                               -----------------

                                                               -----------------
Goodwill                                                               $135,774
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


Intangible assets were comprised of the following as of January 29, 2005:

                                  Gross carrying             Accumulated
                                      amount                 amortization       Net Amount    Expected Life
                                 ---------------------------------------------------------------------------
Customer Relationship                      $2,200                    $26            $2,174     7 years
Proprietary Technology                      3,653                     61             3,592     5 years
Trade Name                                106,000                      -           106,000    Indefinite
                                 ---------------------------------------------------------------------------
                                         $111,853                    $87          $111,766
                                 ---------------------------------------------------------------------------


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
                                                           =============================================================


                                                                 Condensed Consolidated Statements of Cash Flows
                                                                --------------------------------------------------
                                                                  As previously
For twenty-six weeks ended January 24, 2004                          Reported        Adjustments     As restated
------------------------------------------------------------    --------------------------------------------------

Net cash provided by operating activities                                  $37,713           $3,455       $41,168
Net cash used in investing activities                                     (25,823)          (3,455)      (29,278)
                                                                ==================================================

     Subsequent to the issuance of the Second Quarter Form 10-Q, the Company's management determined that certain supplemental information presented in Note 12 was incorrect. Accordingly, the accompanying supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in
Note 12 has been restated. There were no changes to the Company's Unaudited Condensed Balance Sheets as of January 29, 2005 and July 31, 2004, and the Statements of Earnings and Statements of Cash Flows for the thirteen and twenty-six weeks ended January 29, 2005 and January 24, 2004.


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


8.  Long-Term Debt

     On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 ("Convertible Senior Notes"). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company's common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company's common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. The number of contingently issuable shares of the Company's common stock cannot exceed 1.6 million shares. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. If the market price of the Company's common stock is less than the conversion price, the notes will not be included in the calculation of the Company's diluted EPS. At January 29, 2005, the share price was below the conversion price.

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


10.  Recent Accounting Pronouncements

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue 03-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. The Company does not believe the impact of adoption of this EITF consensus will be significant to the Company's overall results of operations or financial position.

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

12.  Subsidiary Guarantors (Restated)

     The Dress Barn, Inc.'s (as used in this footnote, the "Parent Company") $250 million senior credit facility, which consists of a $100 million term loan and a $150 million revolving credit facility, and its Convertible Senior Notes contain provisions that all obligations under the senior credit facility are unconditionally guaranteed by each existing and subsequently acquired or organized active subsidiary of the Parent Company, except for Dunnigan Realty, LLC.

     Presented below are the restated unaudited condensed consolidating balance sheets, unaudited statements of earnings and unaudited statements of cash flows for the Parent Company, for the Parent Company's guarantor subsidiaries and for the Parent Company's non-guarantor subsidiary for the periods presented herein as required by Rule 3-10 under Regulation S-X. For additional information relating to the restatement refer to Note 3 of the Notes to the Unaudited Condensed Financial Statements.


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (UNAUDITED)
                                                   as of January 29, 2005


(Amounts in thousands)
                                      ----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations     Consolidated
                                                          Subsidiaries      Subsidiary
                                      ----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $27,584            $6,003           $1,349               $ -          $34,936
Restricted cash and investments                  39,461                 -                -                 -           39,461
Marketable securities and investments               578             5,146                2                 -            5,726
Merchandise inventories                         108,515            37,844                -                 -          146,359
Deferred tax asset                               13,691                 -                -                 -           13,691
Prepaid expenses and other                        8,129             4,589              578                 -           13,296
                                      ----------------------------------------------------------------------------------------
        Total Current Assets                    197,958            53,582            1,929                 -          253,469
                                      ----------------------------------------------------------------------------------------

Property and Equipment, net                     116,064            77,886           41,911                 -          235,861

Intangible assets, net                                -           111,766                -                 -          111,766
Goodwill                                              -           135,774                -                 -          135,774
Other Assets                                     14,948             2,173            1,710                 -           18,831
Investment in Subsidiaries                      567,534                 -                -         (567,534)                -
Due from Affiliate                                    -           285,456                -         (285,456)                -
                                      ========================================================================================
     TOTAL ASSETS                              $896,504          $666,637          $45,550       $ (852,990)         $755,701
                                      ========================================================================================




                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (UNAUDITED)
                                                   as of January 29, 2005
(Amounts in thousands)
                                        ------------------------------------------------------------------------------
                                         Parent Company    Guarantor    Non-guarantor  Eliminations    Consolidated
                                                         Subsidiaries    Subsidiary
                                        ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade                         $62,614        $26,680            $ -            $ -         $89,294
Accrued salaries, wages and related
expenses                                          22,068         10,467              -              -          32,535
Litigation accrual                                37,736              -              -              -          37,736
Other accrued expenses                            24,481          6,539            502              -          31,522
Customer credits                                       -         12,677              -              -          12,677
Income taxes payable                                   -              -              -              -               -
Current portion of long-term debt                 10,000              -          1,060              -          11,060
                                        ------------------------------------------------------------------------------
         Total Current Liabilities               156,899         56,363          1,562              -         214,824
                                        ------------------------------------------------------------------------------

Long-Term Debt                                   205,000              -         31,451              -         236,451
                                        ------------------------------------------------------------------------------
Deferred Rent                                     41,401              -              -              -          41,401
                                        ------------------------------------------------------------------------------
Due to Affiliate                                 230,179         54,636            641      (285,456)               -
                                        ------------------------------------------------------------------------------
     Total Liabilities                           633,479        110,999         33,654      (285,456)         492,676
                                        ------------------------------------------------------------------------------
Shareholders' Equity                             263,025        555,638         11,896      (567,534)         263,025
                                        ------------------------------------------------------------------------------

     TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $896,504       $666,637        $45,550    $ (852,990)        $755,701
                                        ==============================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                  for the Thirteen Weeks Ended January 29, 2005


(Amounts in thousands)
                                       ----------------------------------------------------------------------------------------
                                                           Guarantor       Non-guarantor
                                        Parent Company    Subsidiaries      Subsidiary       Eliminations      Consolidated
                                       ----------------------------------------------------------------------------------------

   Net sales                                   $178,743           $21,395           $1,543         $ (1,543)          $200,138
   Cost of sales, including
    occupancy and buying costs                  109,894            16,336              467           (1,161)           125,536
                                       ----------------------------------------------------------------------------------------

     Gross profit                                68,849             5,059            1,076             (382)            74,602

   Selling, general and
     administrative expenses                     59,189             9,113              271           (6,005)            62,568
   Depreciation and amortization                  5,807             1,484              454                 -             7,745
                                       ----------------------------------------------------------------------------------------

     Operating income (loss)                      3,853           (5,538)              351             5,623             4,289

   Interest income                                  592             (544)                8                 -                56
   Interest expense                              (1,677)                 -            (471)                 -           (2,148)
   Other income                                       -             6,005                -           (5,623)               382
   Equity in earnings of subsidiaries              (120)                 -                -               120                 -
                                       ----------------------------------------------------------------------------------------

   Earnings (loss) before provision
    for  income taxes                             2,648              (77)            (112)               120             2,579

   Provision (benefit) for
    income taxes                                  1,011              (27)             (42)                 -               942
                                       ----------------------------------------------------------------------------------------

     Net earnings (loss)                         $1,637            $ (50)           $ (70)             $ 120            $1,637
                                       ========================================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005


(Amounts in thousands)
                                           ----------------------------------------------------------------------------------
                                                              Guarantor      Non-guarantor
                                            Parent Company   Subsidiaries     Subsidiary      Eliminations    Consolidated
                                           ----------------------------------------------------------------------------------

   Net sales                                       $375,859         $21,395           $3,920       $ (3,920)        $397,254
   Cost of sales, including
    occupancy and buying costs                      232,161          19,434            1,510         (3,157)         249,948
                                           ----------------------------------------------------------------------------------

     Gross profit
                                                    143,698           1,961            2,410           (763)         147,306

   Selling, general and
     administrative expenses                        118,388          10,857              374        (11,918)         117,701
   Depreciation and amortization                     11,450           1,543              908               -          13,901
                                           ----------------------------------------------------------------------------------

     Operating income (loss)                         13,860         (10,439)           1,128          11,155          15,704

   Interest income                                      807             (38)               9               -             778
   Interest expense                                  (2,476)               -            (932)               -         (3,408)
   Other income                                           -          11,918                -        (11,155)             763
   Equity in earnings of subsidiaries                 1,045               -                -         (1,045)               -
                                           ----------------------------------------------------------------------------------

   Earnings (loss) before provision for
     income taxes                                    13,236           1,441              205         (1,045)          13,837

   Provision (benefit) for income taxes               4,450             527               74               -           5,051
                                           ----------------------------------------------------------------------------------

     Net earnings (loss)                             $8,786           $ 914             $131       $ (1,045)          $8,786
                                           ==================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005

(Dollars in thousands)
                                                  -----------------------------------------------------------------------------
                                                                    Guarantor    Non-guarantor
                                                  Parent Company  Subsidiaries    Subsidiary     Eliminations   Consolidated
                                                  -----------------------------------------------------------------------------
Operating Activities:
Net earnings (loss)                                        $8,786          $ 914           $131        $ (1,045)        $8,786
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Equity in earnings of subsidiaries                      (1,045)             -              -           1,045              -
   Depreciation and amortization                           11,450          1,543            908               -         13,901
   Provision for impairment and asset disposals             1,512              -              -               -          1,512
   Deferred income tax expense                              1,154              -              -               -          1,154
   Increase in deferred rent expense                        1,082              -              -               -          1,082
   Other                                                    1,688              -             18               -          1,706
Changes in assets and liabilities:
   Increase in restricted cash                               (800)            -               -               -           (800)
   Decrease (increase) in merchandise inventories           8,396         (4,368)             -               -          4,028
   Decrease (increase) in prepaid expenses and other          315          3,209          (134)               -          3,390
   (Increase) decrease in other assets                        (10)            70             74               -            134
   (Increase) decrease in due from affiliate                    -        (97,095)             -          97,095              -
   Increase (decrease) in due to affiliate                 95,449          1,572             74         (97,095)             -
   (Decrease) increase in accounts payable- trade          (4,162)         8,623              -               -          4,461
   Increase in accrued salaries, wages and related expenses 3,706          1,772              -               -          5,478
   Increase in litigation accrual                           1,608              -              -               -          1,608
   Increase (decrease) in other accrued expenses            2,766         (1,224)          (243)              -          1,299
   (Decrease) increase in customer credits                 (2,024)         1,141              -               -           (883)
   Decrease in income taxes payable                        (5,548)             -              -               -         (5,548)
                                                  -----------------------------------------------------------------------------
        Total adjustments                                 115,537        (84,757)           697           1,045         32,522
                                                  -----------------------------------------------------------------------------

         Net cash provided by operating activities       $124,323      $ (83,843)          $828             $ -        $41,308
                                                  -----------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 29, 2005


------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                   Guarantor    Non-guarantor
                                                 Parent Company  Subsidiaries     Subsidiary    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Acquisition of Maurices Inc., net of cash acquired  $(332,737)            $ -            $ -             $-    $  (332,737)
   Purchases of property and equipment                   (11,749)           (297)             -              -        (12,046)
   Sales and maturities of marketable securities
       and investments                                   410,730         105,133              -              -        515,863
   Purchases of marketable securities
       and investments                                  (383,954)        (15,644)            (2)              -      (399,600)
                                                 -----------------------------------------------------------------------------
      Net cash (used in) provided by
      investing activities                             (317,710)          89,192            (2)              -       (228,520)
                                                 -----------------------------------------------------------------------------

Financing Activities:
    Proceeds from long-term debt                         215,000               -              -              -        215,000
    Payment of debt issuance costs                        (7,580)              -              -              -         (7,580)
    Repayments of long-term debt                              (1)              -           (509)             -           (510)
    Purchase of treasury stock                            (1,584)              -              -              -         (1,584)
    Proceeds from Employee Stock Purchase Plan                41               -              -              -             41
    Proceeds from stock options exercised                  1,640               -              -              -          1,640
                                                 -----------------------------------------------------------------------------
      Net cash provided by (used in)
      financing activities                               207,516               -           (509)             -        207,007
                                                 -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                            14,129           5,349            317              -         19,795
Cash and cash equivalents- beginning of period            13,455             654          1,032              -         15,141
                                                 -----------------------------------------------------------------------------
Cash and cash equivalents- end of period                 $27,584          $6,003         $1,349            $ -        $34,936
                                                 -----------------------------------------------------------------------------



                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                    as of July 31, 2004


(Amounts in thousands)
                                      ----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations     Consolidated
                                                          Subsidiaries      Subsidiary
                                      ----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $13,455              $654           $1,032               $ -          $15,141
Restricted cash and investments                  38,661                 -                -                 -           38,661
Marketable securities and investments            28,639            94,061                -                 -          122,700
Merchandise inventories                         116,912                 -                -                 -          116,912
Deferred tax asset                               14,845                 -                -                 -           14,845
Prepaid expenses and other                        8,445                10              443                 -            8,898
                                      ----------------------------------------------------------------------------------------
        Total Current Assets                    220,957            94,725            1,475                 -          317,157
                                      ----------------------------------------------------------------------------------------

Property and Equipment, net                     117,278             3,107           42,819                 -          163,204

Other Assets                                      7,169                 2            1,784                 -            8,955
Investment in Subsidiaries                      233,159                 -                -         (233,159)                -
Due from Affiliate                                    -           183,983                -         (183,983)                -
                                      ========================================================================================
     TOTAL ASSETS                              $578,563          $281,817          $46,078       $ (417,142)         $489,316
                                      ========================================================================================


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                    as of July 31, 2004
(Amounts in thousands)
                                        ------------------------------------------------------------------------------
                                         Parent Company    Guarantor    Non-guarantor  Eliminations    Consolidated
                                                         Subsidiaries    Subsidiary
                                        ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade                         $66,776            $ -            $ -            $ -         $66,776
Accrued salaries, wages and related
expenses                                          21,349              -              -              -          21,349
Litigation accrual                                36,128              -              -              -          36,128
Other accrued expenses                            18,613          4,889            745              -          24,247
Customer credits                                   2,143          6,827              -              -           8,970
Income taxes payable                               5,548              -              -              -           5,548
Current portion of long-term debt                      -              -          1,033              -           1,033
                                        ------------------------------------------------------------------------------
         Total Current Liabilities               150,557         11,716          1,778              -         164,051
                                        ------------------------------------------------------------------------------

Long-Term Debt                                         -              -         31,988              -          31,988
                                        ------------------------------------------------------------------------------
Deferred Rent                                     40,319              -              -              -          40,319
                                        ------------------------------------------------------------------------------
Due to Affiliate                                 134,729         48,687            567      (183,983)               -
                                        ------------------------------------------------------------------------------
     Total Liabilities                           325,605         60,403         34,333      (183,983)         236,358
                                        ------------------------------------------------------------------------------
Shareholders' Equity                             252,958        221,414         11,745      (233,159)         252,958
                                        ------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $578,563       $281,817        $46,078    $ (417,142)        $489,316
                                        ==============================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                  for the Thirteen Weeks Ended January 24, 2004


(Amounts in thousands)
                                       ----------------------------------------------------------------------------------------
                                                           Guarantor       Non-guarantor
                                        Parent Company    Subsidiaries      Subsidiary       Eliminations      Consolidated
                                       ----------------------------------------------------------------------------------------


   Net sales                                   $171,053                $-           $2,039         $ (2,039)          $171,053
   Cost of sales, including
    occupancy and buying costs                  105,275             2,066              437           (1,657)           106,121
                                       ----------------------------------------------------------------------------------------

     Gross profit                                65,778            (2,066)           1,602             (382)            64,932

   Selling, general and
     administrative expenses                     53,539             2,075              271           (5,132)            50,753
   Depreciation and amortization                  5,928                53              454                 -             6,435
                                       ----------------------------------------------------------------------------------------

     Operating income (loss)                      6,311            (4,194)             877             4,750             7,744

   Interest income                                  322               360                -                 -               682
   Interest expense                                (799)                -             (420)                -            (1,219)
   Other income                                       -             5,132                -            (4,750)              382
   Equity in earnings of subsidiaries             1,121                 -                -            (1,121)                -
                                       ----------------------------------------------------------------------------------------

   Earnings (loss) before provision
    for income taxes                              6,955             1,298              457           (1,121)             7,589

   Provision (benefit) for
    income taxes                                  2,135               468              166                 -             2,769
                                       ----------------------------------------------------------------------------------------

     Net earnings (loss)                         $4,820             $ 830            $ 291         $ (1,121)            $4,820
                                       ========================================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 24, 2004


(Amounts in thousands)
                                           ----------------------------------------------------------------------------------
                                                              Guarantor      Non-guarantor
                                            Parent Company   Subsidiaries     Subsidiary      Eliminations    Consolidated
                                           ----------------------------------------------------------------------------------


   Net sales                                       $363,597              $-           $3,801       $ (3,801)        $363,597
   Cost of sales, including
    occupancy and buying costs                      224,895           5,649            1,374         (3,038)         228,880
                                           ----------------------------------------------------------------------------------

     Gross profit                                   138,702          (5,649)           2,427           (763)         134,717

   Selling, general and
     administrative expenses                        109,792           3,920              406        (10,908)         103,210
   Depreciation and amortization                     11,698             106              908               -          12,712
                                           ----------------------------------------------------------------------------------

     Operating income (loss)                         17,212         (9,675)            1,113          10,145          18,795

   Interest income                                      479             735                -               -           1,214
   Interest expense                                  (1,669)              -             (902)              -          (2,571)
   Other income                                           -          10,908                -         (10,145)            763
      Equity in earnings of subsidiaries              1,391               -                -          (1,391)              -
                                           ----------------------------------------------------------------------------------

   Earnings (loss) before provision for
     income taxes                                    17,413           1,968              211         (1,391)          18,201

   Provision (benefit) for income taxes               5,801             712               76               -           6,589
                                           ----------------------------------------------------------------------------------

     Net earnings (loss)                            $11,612          $1,256             $135       $ (1,391)         $11,612
                                           ==================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 24, 2004

(Dollars in thousands)
                                                 -----------------------------------------------------------------------------
                                                                   Guarantor    Non-guarantor
                                                 Parent Company  Subsidiaries     Subsidiary    Eliminations   Consolidated
                                                 -----------------------------------------------------------------------------
Operating Activities:
Net earnings (loss)                                      $11,612        $ 1,256            $135       $ (1,391)       $11,612
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Equity in earnings of subsidiaries                     (1,391)             -               -          1,391              -
   Depreciation and amortization                          11,698            106             908              -         12,712
   Provision for impairment and asset disposals            1,496              -               -              -          1,496
   Deferred income tax expense                             1,847              -               -              -          1,847
   Increase in deferred rent                               1,132              -               -              -          1,132
   Other                                                      90              -               6              -             96
Changes in assets and liabilities:
   Decrease in merchandise inventories                    10,135              -               -              -         10,135
   Decrease in prepaid expenses and other                     82              5           1,597              -          1,684
   Decrease (increase) in other assets                     1,675             (1)         (1,820)             -           (146)
   Increase in due from affiliate                              -         (6,625)              -          6,625              -
   Increase (decrease) in due to affiliate                 1,522          6,027            (924)        (6,625)              -
   (Decrease) increase in accounts payable- trade            (40)             -               -              -            (40)
   Increase in accrued salaries, wages and
     related expenses                                      1,610              -               -              -          1,610
   Increase in litigation accrual                             40              -               -              -             40
   Increase (decrease) in other accrued expenses              91            (29)           (238)             -           (176)
   (Decrease) increase in customer credits                 2,739              -               -              -          2,739
   Decrease in income taxes payable                       (3,573)             -               -              -         (3,573)
                                                 -----------------------------------------------------------------------------
        Total adjustments                                 29,153           (517)           (471)         1,391         29,556
                                                 -----------------------------------------------------------------------------

        Net cash provided by operating activities        $40,765           $739         $ (336)   $          -        $41,168
                                                 -----------------------------------------------------------------------------


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Twenty-six Weeks Ended January 24, 2004


------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                   Guarantor    Non-guarantor
                                                 Parent Company  Subsidiaries     Subsidiary    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchases of property and equipment                   (12,814)              -             (1)             -        (12,815)
   Sales and maturities of marketable
        securities and investments                        15,735          17,305              -              -         33,040
   Purchases of marketable securities
        and investments                                  (31,402)        (18,101)             -              -        (49,503)
                                                 -----------------------------------------------------------------------------
      Net cash (used in) provided by
      investing activities                               (28,481)           (796)            (1)              -       (29,278)
                                                 -----------------------------------------------------------------------------

Financing Activities:
    Repayments of long-term debt                               -               -           (483)             -           (483)
    Proceeds from Employee Stock Purchase Plan                42               -              -              -             42
    Proceeds from stock options exercised                  1,808               -              -              -          1,808
                                                 -----------------------------------------------------------------------------
      Net cash provided by (used in)
      financing activities                                 1,850               -           (483)             -          1,367
                                                 -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                               14,134             (57)          (820)              -         13,257

Cash and cash equivalents- beginning of period            35,188             300          2,063               -         37,551
                                                 -----------------------------------------------------------------------------
Cash and cash equivalents- end of period                 $49,322            $243         $1,243             $ -        $50,808
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

     On January 3, 2005, as of the close of business January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for $332.7 million, net of cash acquired, including $4.1 million of transaction fees, and is subject to post-closing adjustments. The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired net of cash, of $135.7 million was allocated to goodwill. The accounting rules require that the goodwill arising from the purchase method not be amortized. However, goodwill must be tested for impairment at least annually. The allocation of the purchase price to assets acquired and liabilities assumed for the Maurices acquisition was based on preliminary estimates of fair value (performed by an independent appraiser) and may be revised as additional information concerning such assets and liabilities becomes available and final purchase price information is available.

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

Results of Operations


     The following table sets forth the percentage change in dollars from last year's comparable periods for the thirteen and twenty-six week periods ended January 29, 2005, and the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

(TY= this year, LY=last year)

                                                    Thirteen Weeks                         Twenty-Six Weeks
                                                    ---------------                        ----------------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net sales                                        17.0%       100.0%     100.0%             9.3%      100.0%     100.0%
Cost of sales, including
   occupancy & buying                            18.3%        62.7%      62.0%             9.2%       62.9%      62.9%
Gross profit                                     14.9%        37.3%      38.0%             9.3%       37.1%      37.1%
Selling, general and
   admin. expenses                               23.3%        31.3%      29.7%            14.0%       29.6%      28.4%
Depreciation and amortization                    20.3%         3.9%       3.8%             9.4%        3.5%       3.5%
Operating income                                -44.6%         2.1%       4.5%           -16.4%        4.0%       5.2%
Interest income                                 -91.8%          --%       0.4%           -35.9%        0.2%       0.3%
Interest expense                                 76.2%        -1.1%      -0.7%            32.6%       -0.9%      -0.7%
Other income                                        --         0.2%       0.2%               --        0.2%       0.2%
Earnings before income taxes                    -66.0%         1.3%       4.4%           -24.0%        3.5%       5.0%
Net earnings                                    -66.0%         0.8%       2.8%           -24.3%        2.2%       3.2%


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

     As of January 29, 2005, the Company's total selling square footage was approximately 42% higher than January 24, 2004, primarily as a result of the acquisition of 477 Maurices stores. In addition, during the six months the Company opened 18 new stores, converted 1 single-format store to a combination Dress Barn/Dress Barn Woman ("DB/DBW combo store") and closed 23 stores. The majority of the Company's store openings have generally occurred in the first and third fiscal quarters, while the majority of store closings have generally occurred in the second and fourth fiscal quarters. Maurices store openings and closings follow the same general pattern. As of January 29, 2005, the Company had 1,248 stores in operation, (174 Dress Barn stores, 50 Dress Barn Woman stores, 551 DB/DBW combo stores, and 473 Maurices stores), versus 774 stores in operation as of January 24, 2004 (183 Dress Barn stores, 55 Dress Barn Woman stores and 536 DB/DBW combo stores).

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


Critical Accounting Policies and Estimates

     Management has determined that the Company's most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and stock-based employee compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004. With the acquisition of Maurices in the second fiscal quarter 2005, management has determined that its accounting policy relating to goodwill and intangible assets is also a critical accounting policy. The Company's accounting policy is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," whereby amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company will perform annual impairment tests to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and intangible assets is necessary.

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

     During the six months, the Company invested $332.7 million in its acquisition of Maurices, net of cash acquired. This investment was funded from the issuance in of $115 million of Convertible Senior Notes, a $100 million term loan in connection with the Company's $250 million senior credit facility, and from the sale of marketable securities.

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

     In addition, subsequent to the issuance of the Form 10-Q for the quarter ended January 29, 2005, the Company's management determined that certain supplemental information presented in Note 12 was incorrect. Accordingly, the accompanying supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in Note 12 had to be restated. There were no changes to the Company's Unaudited Condensed Balance Sheets as of January 29, 2005 and July 31, 2004, and the Statements of Earnings and Statements of Cash Flows for the thirteen and twenty-six weeks ended January 29, 2005 and January 24, 2004. The Company believes this restatement was an indication of a material weakness in the preparation of the footnotes to the unaudited condensed consolidated financial statements filed as a part of its Form 10-Q for the quarter ended January 29, 2005. The Company is in the process of remediating this weakness.

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




BY:     /s/ David R. Jaffe_______________________
----------------------------------------------
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)


BY: __/s/ Armand Correia______________________
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)