Form 10-Q
period 2005-04-30
DRESS BARN INC
filed 2005-06-09
CIK 717724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 30, 2005             Commission file number 0-11736


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

                .05 par value 29,912,432 shares on June 06, 2005

                              THE DRESS BARN, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2005
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION (Unaudited):

Item 1.           Condensed Consolidated Financial Statements:

                           Condensed Consolidated Balance Sheets
                           April 30, 2005
                           and July 31, 2004 (as restated)                  I-3

                           Condensed Consolidated Statements of Earnings
                            for the Thirteen weeks ended April 30, 2005
                           and April 24, 2004 (as restated)                 I-5

                           Condensed Consolidated Statements of Earnings
                           for the Thirty-nine weeks ended April 30, 2005
                           and April 24, 2004 (as restated)                 I-6

                           Condensed Consolidated Statements of Cash Flows
                           for the Thirty-nine weeks ended April 30, 2005
                           and April 24, 2004 (as restated)                 I-7

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                 I-9 through I-31

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                       I-32 through I-38

Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                                I-38

Item 4            Controls and Procedures                                   I-39


Part II. OTHER INFORMATION:

Item 1.             Legal Proceedings                                       I-40

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds
                    None                                                      *

Item 3.             Submission of Matters to a Vote of Security Holders
                    None                                                      *

Item 6.             Exhibits and Reports on Form 8-K                        I-41

                    Signatures                                              I-42


* Not applicable in this filing

Item 1 - FINANCIAL STATEMENTS


The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
Amounts in thousands, except share data                                              April 30,                 July 31,
                                                                                          2005                     2004
                                                                         ----------------------        -----------------
                                                                                                         (restated, see
                                                                                                                Note 3)
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $50,026                  $15,141
     Restricted cash and investments                                                    40,286                   38,661
     Marketable securities and investments                                                 793                  122,700
     Merchandise inventories                                                           150,788                  116,912
     Deferred tax asset                                                                 11,251                   14,845
     Prepaid expenses and other                                                         13,194                    8,898
                                                                         ----------------------        -----------------
        Total Current Assets                                                           266,338                  317,157
                                                                         ----------------------        -----------------

Property and Equipment:
     Land and buildings                                                                 58,389                   45,391
     Leasehold improvements                                                            123,389                   93,289
     Fixtures and equipment                                                            207,517                  173,466
     Computer software                                                                  34,408                   23,302
                                                                         ----------------------        -----------------
                                                                                       423,703                  335,448
     Less accumulated depreciation
       and amortization                                                                189,870                  172,244
                                                                         ----------------------        -----------------
                                                                                       233,833                  163,204
                                                                         ----------------------        -----------------

Intangible Assets, net (see note 2)                                                    111,505                       --
Goodwill (see note 2)                                                                  132,566                       --
Other Assets                                                                            19,388                    8,955
                                                                         ----------------------        -----------------
     TOTAL ASSETS                                                                     $763,630                 $489,316
                                                                         ======================        =================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
Amounts in thousands, except share data                                            April 30,                July 31,
                                                                                        2005                    2004
                                                                         --------------------------------------------
                                                                                                      (restated, see
                                                                                                             Note 3)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable - trade                                                        $86,891                 $66,776
     Accrued salaries, wages and related expenses                                     31,873                  21,349
     Litigation accrual (see note 9)                                                  38,583                  36,128
     Other accrued expenses                                                           36,644                  24,247
     Customer credits                                                                 13,316                   8,970
     Income taxes payable                                                              1,867                   5,548
     Current portion of long-term debt                                                 4,825                   1,033
                                                                         --------------------       -----------------
        Total Current Liabilities                                                    213,999                 164,051

Long-Term Debt (see note 8)                                                          232,427                  31,988
Deferred Rent                                                                         41,620                  40,319
                                                                         --------------------       -----------------
        Total Liabilities                                                            488,046                 236,358
                                                                         --------------------       -----------------

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, par value $.05 per share:
      Authorized- 100,000 shares
      Issued and outstanding- none                                                        --                      --
     Common stock, par value $.05 per share:
      Authorized- 50,000,000 shares
      Issued- 29,877,382 and 29,638,360 shares, respectively
      Outstanding- 29,877,382 and 29,618,660 shares, respectively                      1,497                   1,482
     Additional paid-in capital                                                       68,248                  63,554
     Retained earnings                                                               205,839                 188,757
     Treasury stock, to be retired                                                        --                   (313)
     Accumulated other comprehensive  (loss)                                              --                   (522)
                                                                         --------------------       -----------------
                                                                                     275,584                 252,958
                                                                         --------------------       -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $763,630                $489,316
                                                                         ====================       =================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts
                                                                                        Thirteen weeks ended
                                                                            ------------------------------------------
                                                                                        April 30,           April 24,
                                                                                             2005                2004
                                                                            ------------------------------------------
                                                                                                       (restated, see
                                                                                                              Note 3)
     Net sales                                                                           $295,958            $183,331
     Cost of sales, including
       occupancy and buying costs                                                         183,986             118,137
                                                                            ------------------------------------------

     Gross profit                                                                         111,972              65,194

     Selling, general and
       administrative expenses                                                             82,636              51,720
     Depreciation and amortization                                                         10,007               4,378
                                                                            ------------------------------------------

     Operating income                                                                      19,329               9,096

     Interest income                                                                          377                 553
     Interest expense                                                                     (3,697)             (1,347)
     Other income                                                                             381                 381
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                     16,390               8,683

     Provision for income taxes                                                             6,197               3,169
                                                                            ------------------------------------------

     Net earnings                                                                         $10,193              $5,514
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.34               $0.19
                                                                            ==========================================
            Diluted                                                                         $0.33               $0.18
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,836              29,522
                                                                            ==========================================
            Diluted                                                                        30,698              30,370
                                                                            ==========================================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts
                                                                                      Thirty-nine weeks ended
                                                                            ------------------------------------------
                                                                                        April 30,           April 24,
                                                                                             2005                2004
                                                                            ------------------------------------------
                                                                                                       (restated, see
                                                                                                              Note 3)
     Net sales                                                                           $693,212            $546,928
     Cost of sales, including
       occupancy and buying costs                                                         433,934             347,017
                                                                            ------------------------------------------

     Gross profit                                                                         259,278             199,911

     Selling, general and
       administrative expenses                                                            200,337             154,930
     Depreciation and amortization                                                         23,908              17,090
                                                                            ------------------------------------------

     Operating income                                                                      35,033              27,891

     Interest income                                                                        1,150               1,767
     Interest expense                                                                     (7,100)             (3,918)
     Other income                                                                           1,144               1,144
                                                                            ------------------------------------------

     Earnings before provision for
          income taxes                                                                     30,227              26,884

     Provision for income taxes                                                            11,248               9,758
                                                                            ------------------------------------------

     Net earnings                                                                         $18,979             $17,126
                                                                            ==========================================

     Earnings per share:
            Basic                                                                           $0.64               $0.58
                                                                            ==========================================
            Diluted                                                                         $0.62               $0.57
                                                                            ==========================================

     Weighted average shares outstanding:
            Basic                                                                          29,704              29,343
                                                                            ==========================================
            Diluted                                                                        30,484              30,031
                                                                            ==========================================


See notes to unaudited condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                             Thirty-nine weeks ended
                                                                                         ---------------------------------
                                                                                                April 30,       April 24,
                                                                                                     2005            2004
                                                                                         ---------------------------------
                                                                                                           (restated, see
                                                                                                                  Note 3)
Operating Activities:
Net earnings                                                                                      $18,979         $17,126
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                                23,908          17,090
      Provision for impairment and asset disposals                                                  3,373           2,828
      Deferred income tax expense                                                                   3,594           2,895
      Increase in deferred rent expense                                                             1,301           2,617
      Other                                                                                         2,627           (737)

Changes in assets and liabilities, net of acquisition:
      Increase in restricted cash and investments                                                 (1,625)              --
      Increase in merchandise inventories                                                           (401)         (2,288)
      Decrease in prepaid expenses and other                                                        3,492             797
      Decrease in other assets                                                                        453             187
      Increase in accounts payable - trade                                                          2,063          18,661
      Increase in accrued salaries, wages and related expenses                                      4,242           1,540
      Increase in litigation accrual                                                                2,455             319
      Increase in other accrued expenses                                                            6,536           3,672
      (Decrease) increase in customer credits                                                       (471)           1,508
      Decrease in income taxes payable                                                            (3,681)         (2,891)
                                                                                         ---------------------------------
        Total adjustments                                                                          47,866          46,198
                                                                                         ---------------------------------

        Net cash provided by operating activities                                                  66,845          63,324
                                                                                         ---------------------------------


The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Dollars in thousands
                                                                                             Thirty-nine weeks ended
                                                                                         ---------------------------------
                                                                                                April 30,       April 24,
                                                                                                     2005            2004
                                                                                         ---------------------------------
                                                                                                           (restated, see
                                                                                                                  Note 3)

Investing Activities:
    Acquisition of Maurices Inc., net of $982 cash acquired                                    $(328,305)           $   -
    Purchases of property and equipment                                                          (22,168)        (23,679)
    Sales and maturities of marketable securities and investments                                 576,139        165,786
    Purchases of marketable securities and investments                                          (454,890)       (179,493)
                                                                                         ---------------------------------
      Net cash (used in) investing activities                                                   (229,224)        (37,386)
                                                                                         ---------------------------------

Financing Activities:
    Proceeds from long-term debt                                                                  215,000               -
    Repayments of long-term debt                                                                 (10,769)           (729)
    Payment of debt issuance costs                                                                (7,962)               -
    Purchase of treasury stock                                                                    (1,584)               -
    Proceeds from Employee Stock Purchase Plan                                                         62             62
    Proceeds from stock options exercised                                                           2,517          3,426
                                                                                         ---------------------------------
      Net cash provided by financing activities                                                   197,264           2,759
                                                                                         ---------------------------------

Net increase in cash and cash equivalents                                                          34,885          28,697
Cash and cash equivalents- beginning of period                                                     15,141          37,551
                                                                                         ---------------------------------
Cash and cash equivalents- end of period                                                          $50,026         $66,248
                                                                                         =================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                                                                    $11,513          $9,858
                                                                                         ---------------------------------
    Cash paid for interest                                                                         $4,162            $901
                                                                                         ---------------------------------


See notes to unaudited condensed consolidated financial statements

                      THE DRESS BARN, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the consolidated financial position of The Dress Barn Inc., and its wholly owned subsidiaries (the "Company") as of April 30, 2005 and July 31, 2004, the consolidated results of its operations for the thirteen weeks and thirty-nine weeks ended April 30, 2005 and April 24, 2004, and cash flows for the thirty-nine weeks ended April 30, 2005 and April 24, 2004. The results of operations for a thirteen-week or a thirty-nine week period may not be indicative of the results for the entire year. All intercompany amounts and transactions have been eliminated.

     The July 31, 2004 condensed consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheets of the Company filed on Form 10-K/A.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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


2.  Acquisition of Maurices Incorporated

     On January 3, 2005, as of the close of business on January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for a total purchase price of $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $132.6 million, was allocated to goodwill after considering the post-closing adjustments described below.

     The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, January 1, 2005, in accordance with SFAS No. 141. The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date was performed in accordance with SFAS No. 141. The Company's initial allocation was based on a preliminary evaluation of the appropriate fair values and represented management's best estimate based on the data then available. During the third quarter the initial allocation was revised as the evaluation process was substantially completed, resulting in a $3.2 million reduction in goodwill. This reduction reflected a post closing working capital adjustment of $4.7 million received from the seller and various other adjustments.

     The estimated fair values of assets acquired and liabilities assumed, as of the close of business on January 1, 2005 are as follows:


Dollars in thousands

Purchase Price                                                         $328,305

Current assets                                                            7,788
Inventory                                                                33,475
Property, plant, and equipment, net                                      75,394
Intangibles                                                             111,853
Other non-current assets                                                  2,241
                                                               -----------------
Total assets acquired                                                   230,751
                                                               -----------------
Total liabilities assumed                                               (35,012)
                                                               -----------------
Net assets acquired, net of cash                                        195,739
                                                               -----------------

Goodwill                                                               $132,566
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


Intangible assets were comprised of the following as of April 30, 2005:

------------------------------------------------------------------------------------------------------------
                                  Gross carrying        Accumulated
                                      amount           amortization         Net Amount      Expected Life
                                 ---------------------------------------------------------------------------
Customer Relationship                      $2,200                   $104            $2,096     7 years
Proprietary Technology                      3,653                    244             3,409     5 years
Trade Name                                106,000                      -           106,000    Indefinite
------------------------------------------------------------------------------------------------------------
                                         $111,853                   $348          $111,505
------------------------------------------------------------------------------------------------------------


     The following unaudited pro forma information assumes the Maurices acquisition had occurred on July 26, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on July 26, 2003, nor is it indicative of the Company's future results.

(Amounts in millions except per share data)
                                                       Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                   April 30,      April 24,      April 30,         April 24,
                                                     2005(1)           2004           2005              2004
------------------------------------------- ----------------- -------------- --------------- -----------------
Pro forma net sales                                   $296.0         $277.3          $859.6            $825.0
Pro forma net income                                    10.2            8.2            16.7              21.4
Pro forma earnings per share:
Basic                                                  $0.34          $0.28           $0.56             $0.73
Diluted                                                $0.33          $0.27           $0.55             $0.71

(1) Represents actual amounts for the period.

3. Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements as of July 31, 2004 and for the thirteen and thirty-nine weeks ended April 24, 2004, in this Quarterly Report.

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

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management reevaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the condensed consolidated statements of earnings for each of the thirteen and thirty-nine weeks ended April 24, 2004. In addition, the Company corrected certain other balance sheet errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", which were included in the cumulative effect adjustments related to the reversal of an impairment reserve. In addition, the Company reclassified its provision for impairments and asset disposals from "Depreciation and Amortization" to "Selling, general and administrative". The Company also reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" on July 31, 2004. The Company also corrected the amounts of purchases, sales and redemptions of marketable securities in the cash flow statement to properly record these amounts on a gross basis. For the thirteen and thirty-nine weeks ended April 24, 2004, the cumulative effect is an increase in earnings of $0.1 million and $0.5 million, respectively.

     Following is a summary of the significant effects of these restatements on the Company's condensed consolidated balance sheet as of July 31, 2004, as well as on the Company's consolidated statements of earnings for thirteen and thirty-nine weeks ended in April 24, 2004, and cash flows for the thirty-nine weeks ended in April 24, 2004 (in thousands, except per share data):


                                                                Condensed Consolidated Statements of Earnings
                                                           --------------------------------------------------------
                                                           As previously
For thirteen weeks ended April 24, 2004                       reported      Adjustments         As restated
---------------------------------------------------------  --------------------------------------------------------
Cost of sales, including occupancy and buying costs              $119,080          $ (943)                $118,137
Gross profit                                                       64,251              943                  65,194
Selling, general and administrative expenses                       50,388            1,332                  51,720
Depreciation & amortization                                         4,963            (585)                   4,378
Operating income                                                    8,900              196                   9,096
Earnings before provision for income taxes                          8,487              196                   8,683
Provision for Income taxes                                          3,098               71                   3,169
Net earnings                                                        5,389              125                   5,514
Earnings per share - basic                                          $0.18            $0.01                   $0.19
Earnings per share - diluted                                        $0.18               $-                   $0.18
                                                           ========================================================


                                                            As previously
For thirty-nine weeks ended April 24, 2004                     Reported           Adjustments         As restated
----------------------------------------------------------  ---------------     ----------------    ----------------

Cost of sales, including occupancy and buying costs               $350,237            $ (3,220)            $347,017
Gross Profit                                                       196,691                3,220             199,911
Selling, general and administrative expenses                       152,102                2,828             154,930
Depreciation & amortization                                         17,415                (325)              17,090
Operating income                                                    27,174                  717              27,891
Earnings before provision for income taxes                          26,167                  717              26,884
Income taxes                                                         9,498                  260               9,758
Net earnings                                                        16,669                  457              17,126
Earnings per share - basic                                           $0.57                $0.01               $0.58
Earnings per share - diluted                                         $0.56                $0.01               $0.57
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
                                                           =============================================================

                                                                  Condensed Consolidated Statements of Cash Flows
                                                            ------------------------------------------------------------
                                                                As previously
For thirty-nine weeks ended April 24, 2004                        Reported           Adjustments          As restated
----------------------------------------------------------- -------------------------------------------  ---------------

Net cash provided by operating activities                                $57,713                $5,611          $63,324
Net cash used in investing activities                                   (31,775)               (5,611)         (37,386)
                                                            ============================================================


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

                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 30,      April 24,      April 30,        April 24,
Shares in thousands                                              2005           2004           2005             2004
                                                       --------------- -------------- -------------- ---------------

Basic weighted average outstanding shares                      29,836         29,522         29,704          29,343
Dilutive effect of options outstanding                            862            848            780             688
                                                       --------------- -------------- -------------- ---------------
Diluted weighted average shares outstanding                    30,698         30,370         30,484          30,031
                                                       --------------- -------------- -------------- ---------------

Anti-dilutive options excluded from calculations                    -              -            137             152
                                                       --------------- -------------- -------------- ---------------


6. Comprehensive Income

     The Company's marketable securities and investments are classified as available for sale securities, and therefore are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. Total comprehensive income is composed of net earnings and net unrealized gains or losses on available for sale securities. The following is a reconciliation of comprehensive income and net earnings as shown on the face of the accompanying condensed consolidated statements of earnings:

                                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                           --------------------          -----------------------
                                                            April 30,      April 24,      April 30,        April 24,
Shares in thousands                                              2005           2004           2005             2004
                                                       --------------- -------------- -------------- ---------------
Net earnings                                                  $10,193         $5,514        $18,979         $17,126
Unrealized gain (loss) on available for sale
    securities                                                     --          (608)            522           (501)
                                                       --------------- -------------- -------------- ---------------
Comprehensive income                                          $10,193         $4,906        $19,501         $16,625
                                                       --------------- -------------- -------------- ---------------

     The Company sold all of its marketable securities which had unrealized losses during the second quarter of fiscal 2005, incurring a realized loss of $1.2 million that is deducted from "Interest income" on the Condensed
Consolidated Statements of Earnings. At April 30, 2005, the Company had no marketable securities with an unrealized loss position.


7.  Stock Based Compensation

     At April 30, 2005, the Company has various stock option plans. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS 148"), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share--basic and diluted as if the compensation expense was recorded in the financial statements.

     As of April 30, 2005, the only plan under which the Company can issue stock options is the 2001 Stock Option Plan. The number of options available for grant under this Plan are 1,960,000 shares. The Board of Directors has approved an amended and restated 2001 Plan, effective January 1, 2005, subject to shareholder approval, authorizing an increase in the number of shares of common stock that may be awarded under the Plan by 2,500,000 shares, authorizes the award of restricted stock, and provides that any share of common stock that is subject to restricted stock shall be counted as three shares for every share awarded. At April 30, 2005, the Company has awarded 95,400 shares of restricted stock. Restricted stock awards result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders' equity and is amortized to operating expenses over the vesting period of the stock award.

     Had compensation cost for the Company's stock option plans and restricted stock awards been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards issued prior to fiscal 1996), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                            Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                            --------------------         -----------------------
                                                              April 30,      April 24,      April 30,    April 24,
                                                                   2005           2004           2005         2004
                                                       ------------------------------------------------------------
(in thousands, except per share amounts)
Net earnings as reported                                       $10,193         $5,514         $18,979        $17,126
Add: compensation expense included in net earnings                 166             --             290             --
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards net of related tax effects                   (435)          (557)         (1,301)        (1,618)
                                                       --------------------------------------------------------------

Pro forma net earnings                                          $9,924         $4,957         $17,968        $15,508
                                                       ==============================================================

Earnings per share
     Basic - as reported                                         $0.34          $0.19           $0.64          $0.58
                                                       --------------------------------------------------------------
     Basic - pro forma                                           $0.33          $0.17           $0.60          $0.53
                                                       --------------------------------------------------------------
     Diluted - as reported                                       $0.33          $0.18           $0.62          $0.57
                                                       --------------------------------------------------------------
     Diluted - pro forma                                         $0.32          $0.16           $0.59          $0.52
                                                       --------------------------------------------------------------



     The fair values of the options granted under the Company's fixed stock option plans and restricted stock awards were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                            --------------------         -----------------------
                                                              April 30,      April 24,      April 30,    April 24,
                                                                   2005           2004           2005         2004
                                                       ------------------------------------------------------------

Weighted average risk-free interest rate                           4.1%           2.7%           3.5%         3.3%
Weighted average expected life (years)                              5.0            5.0            5.0          5.0
Expected volatility of the market price of
the Company's common stock                                        17.0%          38.3%          26.3%        39.1%


8.  Long-Term Debt

     On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 ("Convertible Senior Notes"). The Convertible Senior Notes have a aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company's common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company's common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. The number of contingently issuable shares of the Company's common stock cannot exceed 1.6 million shares. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. If the market price of the Company's common stock is less than the conversion price, the notes will not be included in the calculation of the Company's diluted EPS. At April 30, 2005, the share price was below the conversion price.

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

     In connection with the issuance of the Convertible Senior Notes and the senior credit facility, the Company incurred approximately $3.9 and $4.1 million, respectively, in underwriting costs and professional fees. Such fees were deferred and included in "Other assets" on the accompanying condensed consolidated balance sheets at April 30, 2005 and are being amortized to interest expense over the life of the Notes and the Senior Credit facility, respectively.

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

Long term debt consists of the following:

                                     (in thousands)
                                                                            April 30,      July 31,
                                                                                 2005          2004
                  ----------------------------------------------------------------------------------
                  Dunnigan Realty, LLC mortgage loan                          $32,252       $33,021
                  Convertible Senior Notes                                    115,000            --
                  Term loan                                                    90,000            --
                  ----------------------------------------------------------------------------------
                                                                              237,252        33,021

                  Less: current portion                                       (4,825)       (1,033)
                  ----------------------------------------------------------------------------------
                  Total long-term debt                                       $232,427       $31,988
                  ----------------------------------------------------------------------------------


     Interest expense relating to the above debt was approximately $2.0 million and $4.1 million for the thirteen and thirty-nine period periods ended April 30, 2005, respectively.


9.  Litigation

     The Company is involved in various legal proceedings incident to the ordinary course of business. On May 18, 2000, an action was filed against the Company seeking compensatory and punitive damages for alleged unfair trade practices and alleged breach of contract arising out of negotiations for an acquisition the Company never concluded. The case went to a jury trial in 2003, and a jury verdict of $30 million of compensatory damages was awarded against the Company. On July 7, 2003, the court entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest. The Company appealed the judgment. Based on this judgment, the Company recorded a litigation charge of $32 million in its fiscal 2003 fourth quarter results. Interest accrues on the unpaid judgment at the statutory rate of 10% annually which the Company has provided for at the rate of approximately $800,000 each quarter in its litigation accrual. In the fourth quarter of fiscal 2004, as required as part of the unpaid judgment, the Company deposited $38.6 million in an escrow account, utilizing its operating funds. Such amount was dictated by the court to include the $32 million judgment and accrued interest of $3.3 million, as well as six months of prefunded interest ($1.5 million) and an additional 5% of the amount due (including interest) at the time of the funding of such escrow (5% of $36.8 million or $1.8 million), totaling $38.6 million. The Company deposited an additional $.5 million in January 2005 and $.6 million in April 2005 ($1.6 million less interest actually earned during the thirty-nine weeks) into the escrow accounts, resulting in a balance of $40.3 million at April 30, 2005. The escrow account is an interest bearing account and is included in restricted cash and cash equivalents on the Company's balance sheet.

     On May 31, 2005 the Supreme Court of Connecticut unanimously reversed the $32 million judgment against the Company and remanded the case with direction to render judgment in favor of the Company. The plaintiffs have an opportunity to file a motion for reconsideration or reconsideration en banc, with the Court's decision stayed pending such motion. If the motion is filed and the Supreme Court does not reject the motion it could be several months before any further decisions are made. Given the significant uncertainties that still exist regarding the eventual outcome of this case the Company does not believe the current legal accrual for the case should be reduced or reversed as of April 30, 2005.

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

10.  Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123, companies must calculate and record in the income statement, not in pro forma disclosures, the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments will be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and will be required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first fiscal year beginning after June 15, 2005, therefore, the Company is required to adopt SFAS No. 123R effective the beginning of its fiscal year ending in July 2006.

     The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The future impact of adopting SFAS No. 123R cannot be accurately estimated at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in
Note 7 to our unaudited condensed consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of this change cannot be estimated at this time.

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

     In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. The EITF concluded the common stock underlying contingent convertible debt instruments should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities would be required to restate previously issued diluted earning per share. In October 2004, The FASB approved EITF 04-8 and established an implementation date of December 15, 2004. The impact of the adoption of this EITF consensus was not significant to the Company's overall results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151 ("SFAS No. 151"), Inventory Costs, which amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of fiscal 2006. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's operating results or financial condition.

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


12.  Subsidiary Guarantor

     The Dress Barn, Inc.'s (as used in this footnote, the "Parent Company") $250 million senior credit facility, which consists of a $100 million term loan and a $150 million revolving credit facility, and its Convertible Senior Notes contain provisions that all obligations under the senior credit facility are unconditionally guaranteed by each existing and subsequently acquired or organized subsidiary of the Parent Company, except for Dunnigan Realty LLC.

     Presented below are the unaudited condensed consolidating balance sheets, unaudited statements of earnings and unaudited statements of cash flows for the Parent Company, for the Parent Company's guarantor subsidiaries and for the Parent Company's non-guarantor subsidiary for the periods presented herein as required by Rule 3-10 under Regulation S-X. Such information reflects the effects of the restatement discussed in footnote 3.

                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                                                                  (UNAUDITED)
                                                              as of April 30, 2005

(Amounts in thousands)
                                     -----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations     Consolidated
                                                          Subsidiaries      Subsidiary
                                      ----------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $43,043            $4,893           $2,090               $ -          $50,026
Restricted cash and investments                  40,286                 -                -                 -           40,286
Marketable securities and investments               770                23                -                 -              793
Merchandise inventories                         113,736            37,052                -                 -          150,788
Deferred tax asset                               11,251                 -                -                 -           11,251
Prepaid expenses and other                        8,291             4,439              464                 -           13,194
                                      ----------------------------------------------------------------------------------------
        Total Current Assets                    217,377            46,407            2,554                 -          266,338
                                      ----------------------------------------------------------------------------------------

Property and Equipment, net                     117,478            74,823           41,532                 -          233,833
Intangible Assets, net                                -           111,505                -                 -          111,505
Goodwill                                              -           132,566                -                 -          132,566
Other Assets                                     15,723             1,969            1,696                 -           19,388
Investment in Subsidiaries                      565,767                 -                -         (565,767)                -
Due from Affiliate                                    -           302,251                -         (302,251)                -
                                      ========================================================================================
     TOTAL ASSETS                              $916,345          $669,521          $45,782       $ (868,018)         $763,630
                                      ========================================================================================


                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                                                                  (UNAUDITED)
                                                              as of April 30, 2005
(Amounts in thousands)
                                     -----------------------------------------------------------------------------------------
                                        Parent Company      Guarantor       Non-guarantor     Eliminations     Consolidated
                                                           Subsidiaries      Subsidiary
                                      ----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade                         $59,856        $27,035            $ -            $ -         $86,891
Accrued salaries, wages and related
expenses                                          24,191          7,682              -              -          31,873
Litigation accrual                                38,583              -              -              -          38,583
Other accrued expenses                            26,166          9,343          1,135              -          36,644
Customer credits                                   1,688         11,628              -              -          13,316
Income taxes payable                                   -          1,867              -              -           1,867
Current portion of
   long-term debt                                  3,750              -          1,075              -           4,825
                                        ------------------------------------------------------------------------------
         Total Current Liabilities               154,234         57,555          2,210              -         213,999
                                        ------------------------------------------------------------------------------

Long-Term Debt                                   201,250              -         31,177              -         232,427
Deferred rent                                     41,305            315              -              -          41,620
Due to Affiliate                                 243,972         58,018            261      (302,251)               -
Commitments and Contingencies                          -              -              -              -               -
                                        ------------------------------------------------------------------------------
     Total Liabilities                           640,761        115,888         33,648      (302,251)         488,046

                                        ------------------------------------------------------------------------------
Shareholders' Equity                             275,584        553,633         12,134      (565,767)         275,584
                                        ------------------------------------------------------------------------------

     TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $916,345       $669,521        $45,782     $(868,018)        $763,630
                                        ==============================================================================


                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                   (UNAUDITED)
                   for the Thirteen weeks ended April 30, 2005


(Amounts in thousands)
                                      -----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations      Consolidated
                                                          Subsidiaries      Subsidiary
                                      -----------------------------------------------------------------------------------------

   Net sales                                   $203,433           $92,525           $1,595         $ (1,595)          $295,958
   Cost of sales, including
    occupancy and buying costs                  125,085            60,035               80           (1,214)           183,986
                                      -----------------------------------------------------------------------------------------

     Gross profit                                78,348            32,490            1,515             (381)           111,972

   Selling, general and
     administrative expenses                     56,048            26,294              294                 -            82,636
   Depreciation and amortization                  5,633             3,995              379                 -            10,007

                                      -----------------------------------------------------------------------------------------

     Operating income                            16,667             2,201              842             (381)            19,329

   Interest income                                  300                72                5                 -               377
   Interest expense                             (3,224)                 -            (473)                 -           (3,697)
   Other income                                       -                 -                -               381               381
   Equity in earnings of subsidiaries             1,680                 -                -           (1,680)                 -
                                      -----------------------------------------------------------------------------------------

   Earnings before provision
    for income taxes                             15,423             2,273              374           (1,680)            16,390

   Provision for income taxes                     5,230               830              137                 -             6,197
                                      -----------------------------------------------------------------------------------------

     Net earnings                               $10,193           $ 1,443            $ 237         $ (1,680)           $10,193
                                      =========================================================================================

                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 30, 2005

(Amounts in thousands)
                                           ----------------------------------------------------------------------------------
                                            Parent Company    Guarantor      Non-guarantor    Eliminations    Consolidated
                                                             Subsidiaries     Subsidiary
                                           ----------------------------------------------------------------------------------

   Net sales                                       $579,292        $113,920           $5,515       $ (5,515)        $693,212
   Cost of sales, including
    occupancy and buying costs                      357,246          79,469            1,590         (4,371)         433,934
                                           ----------------------------------------------------------------------------------

     Gross profit
                                                    222,046          34,451            3,925         (1,144)         259,278

   Selling, general and
     administrative expenses                        174,436          37,151              668        (11,918)         200,337
   Depreciation and amortization                     17,083           5,538            1,287               -          23,908
                                           ----------------------------------------------------------------------------------

     Operating income (loss)                         30,527         (8,238)            1,970          10,774          35,033

   Interest income                                    1,102              34               14               -           1,150
   Interest expense                                 (5,695)               -          (1,405)               -         (7,100)
   Other income                                           -          11,918                -        (10,774)           1,144
   Equity in earnings of subsidiaries                 2,725               -                -         (2,725)               -
                                           ----------------------------------------------------------------------------------

   Earnings before provision for
     income taxes                                    28,659           3,714              579         (2,725)          30,227

   Provision for income taxes                         9,680           1,357              211               -          11,248
                                           ----------------------------------------------------------------------------------

     Net earnings                                   $18,979         $ 2,357             $368       $ (2,725)         $18,979
                                           ==================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 30, 2005

(Dollars in thousands)
                                                 -----------------------------------------------------------------------------
                                                 Parent Company    Guarantor    Non-guarantor   Eliminations   Consolidated
                                                                 Subsidiaries     Subsidiary
                                                 -----------------------------------------------------------------------------
Operating Activities:
Net earnings                                             $18,979        $ 2,357            $368      $ (2,725)        $18,979
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
   Equity in earnings of subsidiaries                    (2,725)              -               -          2,725              -
   Depreciation and amortization                          17,083          5,538           1,287              -         23,908
   Provision for impairment and asset disposals            2,876            497               -              -          3,373
   Deferred income tax expense                             3,594              -               -              -          3,594
   Increase in deferred rent                                 986            315               -              -          1,301
   Other                                                   2,606              -              21              -          2,627
Changes in assets and liabilities:
   Increase in restricted cash                           (1,625)              -               -              -        (1,625)
   Decrease (increase) in merchandise inventories          3,176        (3,577)               -              -          (401)
   Decrease (increase) in prepaid expenses and other         154          3,359            (21)              -          3,492
   (Increase) decrease in other assets                     (891)          1,256              88              -            453
   Decrease (increase) in due from affiliate                   -      (118,268)               -        118,268              -
   Increase (decrease) in due to affiliate               109,243          9,331           (306)      (118,268)              -
   (Decrease) increase in accounts payable- trade        (6,920)          8,983               -              -          2,063
   Increase in accrued salaries, wages and
     related expenses                                      2,842          1,400               -              -          4,242
   Increase in litigation accrual                          2,455              -               -              -          2,455
   Increase (decrease) in other accrued expenses           7,553        (1,407)             390              -          6,536
   Decrease in customer credits                            (455)           (16)               -              -          (471)
   (Decrease) increase in income taxes payable           (5,548)          1,867               -              -        (3,681)
                                                 -----------------------------------------------------------------------------
        Total adjustments                                134,404       (90,722)           1,459          2,725         47,866
                                                 -----------------------------------------------------------------------------

         Net cash provided by (used in) operating
             activities                                 $153,383     $ (88,365)          $1,827            $ -        $66,845
                                                 -----------------------------------------------------------------------------


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 30, 2005


(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                 Parent Company    Guarantor    Non-guarantor   Eliminations    Consolidated
                                                                 Subsidiaries     Subsidiary
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Acquisition of Maurices Inc., net of
      cash acquired                                  $ (328,305)             $ -            $ -            $ -     $ (328,305)
   Purchases of property and equipment                  (20,159)         (2,009)              -              -        (22,168)
   Sales and maturities of marketable
      securities and investments                        465,881         110,258              -              -         576,139
   Purchases of marketable securities
      and investments                                  (439,245)        (15,645)              -              -       (454,890)
                                                 ------------------------------------------------------------------------------
      Net cash (used in) provided by
          investing activities                         (321,828)          92,604              -              -       (229,224)
                                                 ------------------------------------------------------------------------------

Financing Activities:
    Proceeds from long-term debt                         215,000               -              -              -         215,000
    Repayments of long-term debt                        (10,000)               -          (769)              -        (10,769)
    Payment of debt issuance costs                       (7,962)               -              -              -         (7,962)
    Purchase of treasury stock                           (1,584)               -              -              -         (1,584)
    Proceeds from Employee Stock Purchase Plan                62               -              -              -              62
    Proceeds from stock options exercised                  2,517               -              -              -           2,517
                                                 ------------------------------------------------------------------------------
      Net cash provided by (used in)
           financing activities                          198,033               -          (769)              -         197,264
                                                 ------------------------------------------------------------------------------

Net increase  in cash and cash equivalents                29,588           4,239          1,058              -          34,885
Cash and cash equivalents- beginning of period            13,455             654          1,032              -          15,141
                                                 ------------------------------------------------------------------------------
Cash and cash equivalents- end of period                 $43,043          $4,893         $2,090            $ -         $50,026
                                                 ------------------------------------------------------------------------------


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
                                        ==============================================================================


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
                                   (UNAUDITED)
                   for the Thirteen weeks ended April 24, 2004


(Amounts in thousands)
                                      -----------------------------------------------------------------------------------------
                                       Parent Company      Guarantor       Non-guarantor     Eliminations      Consolidated
                                                          Subsidiaries      Subsidiary
                                      -----------------------------------------------------------------------------------------

   Net sales                                   $183,331                $-           $1,433         $ (1,433)          $183,331
   Cost of sales, including
    occupancy and buying costs                  115,909             3,280                -           (1,052)           118,137
                                      -----------------------------------------------------------------------------------------

     Gross profit                                67,422           (3,280)            1,433             (381)            65,194

   Selling, general and
     administrative expenses                     54,401             2,034              256           (4,971)            51,720
   Depreciation and amortization                  3,871                53              454                 -             4,378
                                      -----------------------------------------------------------------------------------------

     Operating income (loss)                      9,150           (5,367)              723             4,590             9,096

   Interest income                                  193               360                -                 -               553
   Interest expense                               (799)                 -            (548)                 -           (1,347)
   Other income                                       -             4,971                -           (4,590)               381
   Equity in earnings of subsidiaries                81                 -                -              (81)                 -
                                      -----------------------------------------------------------------------------------------

   Earnings (loss) before provision
    for income taxes                              8,625              (36)              175              (81)             8,683

   Provision (benefit) for
    income taxes                                  3,111               (7)               65                 -             3,169
                                      -----------------------------------------------------------------------------------------

     Net earnings (loss)                         $5,514            $ (29)            $ 110             $(81)            $5,514
                                      =========================================================================================


                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 24, 2004


(Amounts in thousands)
                                           ----------------------------------------------------------------------------------
                                            Parent Company    Guarantor      Non-guarantor    Eliminations    Consolidated
                                                             Subsidiaries     Subsidiary
                                           ----------------------------------------------------------------------------------

   Net sales                                       $546,928              $-           $5,234       $ (5,234)        $546,928
   Cost of sales, including
    occupancy and buying costs                      340,804           8,929            1,374         (4,090)         347,017
                                           ----------------------------------------------------------------------------------

     Gross profit
                                                    206,124         (8,929)            3,860         (1,144)         199,911

   Selling, general and
     administrative expenses                        164,193           5,954              662        (15,879)         154,930
   Depreciation and amortization                     15,569             159            1,362               -          17,090
                                           ----------------------------------------------------------------------------------

     Operating income (loss)
                                                     26,362        (15,042)            1,836          14,735          27,891

   Interest income                                      672           1,095                -               -           1,767
   Interest expense                                 (2,468)               -          (1,450)               -         (3,918)
   Other income                                           -          15,879                -        (14,735)           1,144
   Equity in earnings of subsidiaries                 1,472               -                -         (1,472)               -
                                           ----------------------------------------------------------------------------------

   Earnings  before provision for
     income taxes                                    26,038           1,932              386         (1,472)          26,884

   Provision  for income taxes                        8,912             705              141               -           9,758
                                           ----------------------------------------------------------------------------------

     Net earnings                                   $17,126         $ 1,227             $245       $ (1,472)         $17,126
                                           ==================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 24, 2004

(Dollars in thousands)
                                                 -----------------------------------------------------------------------------
                                                 Parent Company    Guarantor    Non-guarantor   Eliminations   Consolidated
                                                                 Subsidiaries     Subsidiary
                                                 -----------------------------------------------------------------------------
Operating Activities:
Net earnings                                             $17,126        $ 1,227            $245      $ (1,472)        $17,126
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Equity in earnings of subsidiaries                    (1,472)              -               -          1,472              -
   Depreciation and amortization                          15,569            159           1,362              -         17,090
   Provision for impairment and asset disposals            2,828              -               -              -          2,828
   Deferred income tax expense                             2,895              -               -              -          2,895
   Increase in deferred rent                               2,617              -               -              -          2,617
   Other                                                   (833)             67              29              -          (737)
Changes in assets and liabilities:
   Increase in merchandise inventories                   (2,288)              -               -              -        (2,288)
   Decrease (increase) in prepaid expenses
     and other                                               788           (10)              19              -            797
   Decrease (increase) in other assets                       211              -            (24)              -            187
   (Increase) decrease in due from affiliate                   -        (9,620)               -          9,620              -
   Increase (decrease) in due to affiliate                   699          9,780           (859)        (9,620)              -
   Increase in accounts payable- trade                    18,661              -               -              -         18,661
   Increase in accrued salaries, wages and
     related expenses                                      1,540              -               -              -          1,540
   Increase in litigation accrual                            319              -               -              -            319
   Increase (decrease) in other accrued expenses           3,888             96           (312)              -          3,672
   (Decrease) increase in customer credits               (5,376)          6,884               -              -          1,508
   Decrease in income taxes payable                      (2,891)              -               -              -        (2,891)
                                                 -----------------------------------------------------------------------------
        Total adjustments                                 37,155          7,356             215          1,472         46,198
                                                 -----------------------------------------------------------------------------

        Net cash provided by operating activities        $54,281         $8,583            $460             $-        $63,324
                                                 -----------------------------------------------------------------------------



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                 for the Thirty-nine weeks ended April 24, 2004


(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                 Parent Company    Guarantor    Non-guarantor   Eliminations   Consolidated
                                                                 Subsidiaries     Subsidiary
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Purchases of property and equipment                $ (23,641)          $ (37)          $ (1)             $-     $ (23,679)
   Sales and maturities of marketable
     securities and investments                          139,188          26,598              -              -        165,786
   Purchases of marketable securities
     and investments                                   (151,788)        (27,705)              -              -      (179,493)
                                                 -----------------------------------------------------------------------------
      Net cash used in investing activities             (36,241)         (1,144)            (1)              -       (37,386)
                                                 -----------------------------------------------------------------------------

Financing Activities:
    Repayments of long-term debt                               -               -          (729)              -          (729)
    Proceeds from Employee Stock Purchase Plan                62               -              -              -             62
    Proceeds from stock options exercised                  3,426               -              -              -          3,426
                                                 -----------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                               3,488               -          (729)              -          2,759
                                                 -----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                               21,528           7,439          (270)              -         28,697
Cash and cash equivalents- beginning of period            35,188             300          2,063              -         37,551
                                                 -----------------------------------------------------------------------------
Cash and cash equivalents- end of period                 $56,716          $7,739         $1,793            $ -        $66,248
                                                 -----------------------------------------------------------------------------


13.  Subsequent Event

     On May 31, 2005 the Supreme Court of Connecticut unanimously reversed the $32 million judgment against the Company and remanded the case with direction to render judgment in favor of the Company. The plaintiffs have an opportunity to file a motion for reconsideration or reconsideration en banc, with the Court's decision stayed pending such motion. If the motion is filed and the Supreme Court does not reject the motion it could be several months before any further decisions are made. Given the significant uncertainties that still exist regarding the eventual outcome of this case the Company does not believe the current legal accrual for the case should be reduced or reversed as of April 30, 2005.

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

     On January 3, 2005, as of the close of business January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for $328.3 million, net of cash acquired, including $4.4 million of transaction fees. The Company's condensed consolidated financial statements include Maurices' results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired net of cash, of $132.6 million was allocated to goodwill after considering the post-closing adjustments described below. The accounting rules require that the goodwill arising from the purchase method not be amortized. However, goodwill must be tested for impairment at least annually. The allocation of the purchase price to assets acquired and liabilities assumed for the Maurices acquisition was based on estimates of their fair value. During the third quarter, goodwill was reduced by $3.2 million, reflecting a post closing working capital adjustment of $4.7 million from the seller and various other adjustments to the opening balance sheet.

     The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date was performed in accordance with SFAS No. 141. The Company's initial allocation was based on a preliminary evaluation of the appropriate fair values and represented management's best estimate based on the data then available. During the third quarter the initial allocation was revised as the evaluation process was substantially completed, resulting in a $3.2 million reduction in goodwill. This reduction reflected a post closing working capital adjustment of $4.7 million received from the seller and various other adjustments.

     The transaction was financed by $114.3 in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). Please refer to note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the Maurices acquisition.

     Maurices is a specialty apparel retailer whose stores are concentrated in small markets in the United States. Maurices offers moderately priced, up-to-date fashions to its target customers, female and male teens, college students and young adults. The Company believes that Maurices' target customers are an especially attractive group for specialty retailers, since the group is growing rapidly, has a substantial amount of discretionary cash and spends more on apparel than most other demographic groups. As of April 30, 2005, Maurices operated 476 stores in 39 states, primarily concentrated in small and metro fringe markets in the United States. Approximately 43% of Maurices stores are located in strip centers, 39% are located in small malls and the remaining 18% in regional malls. Historically, Maurices' sales of women's apparel accounted for approximately 73% of their net sales, while women's accessories (including jewelry, watches and shoes), and men's apparel accounted for 18% and 9%, respectively.

     Maurices was founded in 1931 as single store operation for women's fashion in Duluth, Minnesota. By the mid 1970's, Maurices had expanded to a chain of 175 stores. In 1978, Maurices was acquired by American Retail Group, which had expanded Maurices to its current size. Maurices' corporate offices are located in Duluth, Minnesota and its distribution center is located in Des Moines, Iowa.


Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America ("GAAP"). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) and its then-current method of calculating straight-line rent expense for its operating leases was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements as of July 31, 2004 and for the thirteen and thirty-nine weeks ended April 24, 2004, in this Quarterly Report.

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

     The Company had historically recognized its straight-line rent expense for its operating leases over the lease term generally commencing with the opening date for the store, which generally coincided with the commencement of the lease payments per the lease. The store opening date also coincided with the commencement of business operations, which corresponds to the intended use of the property. Management reevaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Furthermore, the Company determined that it should recognize rent expense on a straight-line basis for rent escalations over appropriate renewal periods, including option periods where failure to exercise such options would result in an economic penalty. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in "Other accrued expenses" and "Deferred rent" and to adjust "Retained earnings" on the condensed consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy and buying costs" and "Depreciation and amortization" on the condensed consolidated statements of earnings for each of the thirteen and thirty-nine weeks ended April 24, 2004. In addition, the Company corrected certain other balance sheet errors which resulted in an increase to "Property and equipment" and a corresponding increase to beginning "Retained earnings", which were included in the cumulative effect adjustment, related to the reversal of an impairment reserve. In addition, the Company reclassified its provision for impairments and asset disposals from "Depreciation and Amortization" to "Selling, general and administrative". Also the Company reclassified premiums paid upfront when entering into certain lease agreements that had been classified as "Property and equipment" to "Other assets" in July 31, 2004. The Company also corrected the amounts of purchases, sales and redemptions of marketable securities in the cash flow statement to properly record these amounts on a gross basis. For the thirteen and thirty-nine weeks ended April 24, 2004, the cumulative effect is an increase of earnings of $0.1 million and $0.5 million, respectively.

     See Note 3 to the unaudited condensed consolidated financial statements of this Report for a summary of the effects of these restatements on the Company's condensed consolidated balance sheet as of July 31, 2004, as well as on the Company's condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended April 24, 2004, and on the cash flows for the thirty-nine weeks ended April 24, 2004. This Management's Discussion and Analysis gives effect to these corrections.


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

     The retail environment remains very competitive. With the acquisition of Maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of Maurices will allow the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. The Company expects to continue its expansion program focusing on both expanding in its major trading markets and developing and expanding into new markets. The Company is currently in the process of finalizing and implementing an integration plan that the Company believes will result in best practices across the entire Company. As of April 30, 2005, the Company has identified a number of synergies but it remains a work in progress.

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

     Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company's business, including the following:

                                           Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                        April 30,      April 24,         April 30,     April 24,
                                            2005            2004              2005         2004
                                        --------       --------          --------       --------
Net sales growth (1)                        61.4%          10.6%             26.7%          5.4%
Same store sales growth                      7.3%           7.1%              4.2%          2.1%
Merchandise margins                         54.9%          55.2%             54.9%         55.1%
Average Square footage growth (1)           41.3%           0.1%             20.6%          0.3%
Total store count (1)                       1,264            793             1,264           793
Diluted earnings per share                  $0.33          $0.18             $0.62         $0.57
SG &A as a percentage of sales              27.9%          28.2%             28.9%         28.3%
Capital expenditures (in millions)          $10.2          $10.9             $22.2         $23.7

(1) Increase in net sales, square footage growth and store count primarily due to acquisition of Maurices in January 2005.


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

     On May 31, 2005 the Supreme Court of Connecticut unanimously reversed the $32 million judgment against the Company and remanded the case with direction to render judgment in favor of the Company. The plaintiffs have an opportunity to file a motion for reconsideration or reconsideration en banc, with the Court's decision stayed pending such motion. If the motion is filed and the Supreme Court grants the motion it would be several months before any further decisions are made. Given the significant uncertainties that still exist regarding the eventual outcome of this case the Company does not believe the current legal accrual for the case should be reduced or reversed as of April 30, 2005.

Results of Operations


     The following table sets forth the percentage change in dollars from last year's comparable periods for the thirteen and thirty-nine week periods ended April 30, 2005, and the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

(TY= this year, LY=last year)
                                                    Thirteen Weeks                        Thirty-Nine Weeks
                                                    ---------------                       -----------------
                                              % Change        % of Sales               % Change       % of Sales
                                                              ----------                              ----------
                                              from L/Y      T/Y         L/Y            from L/Y     T/Y         L/Y
                                              --------      ---         ---            --------     ---         ---
Net sales                                        61.4%                                    26.7%
Cost of sales, including
   occupancy & buying                            55.7%        62.2%      64.4%            25.0%       62.6%      63.4%
Gross profit                                     71.8%        37.8%      35.6%            29.7%       37.4%      36.6%
Selling, general and
   admin. expenses                               59.8%        27.9%      28.2%            29.3%       28.9%      28.3%
Depreciation and amortization                   128.6%         3.4%       2.4%            39.9%        3.4%       3.1%
Operating income                                112.5%         6.5%       5.0%            25.6%        5.1%       5.1%
Interest income                                (31.8)%         0.1%       0.3%          (34.9)%        0.2%       0.3%
Interest expense                                174.5%       (1.2)%     (0.7)%            81.2%      (1.0)%     (0.7)%
Other income                                      0.0%         0.1%       0.2%               --        0.2%       0.2%
Earnings before income taxes                     88.8%         5.5%       4.7%           12.4 %        4.4%       4.9%
Net earnings                                     84.9%         3.4%       3.0%            10.8%        2.7%       3.1%


     Net sales for the thirteen weeks ended April 30, 2005 (the "third quarter") increased by 61.4% to $296.0 million from $183.3 million for the thirteen weeks ended April 24, 2004 (the "prior period"). The sales increase for the third quarter was driven by the acquisition of Maurices as well as by a same store sales increase of 7.1%. Net sales for Dress Barn, Dress Barn Woman, and Dress Barn/Dress Woman Combo stores (collectively "dressbarn" stores) increased $20.1 million or 11.0% to $203.4 million and net sales from Maurices' stores ("maurices" stores) were $92.5 million. dressbarn and maurices same store sales increased 10.3% and 1.3%, respectively. The same store sales increase for both dressbarn and maurices was driven by an increase in units per transaction as well as total sales transactions, reflecting an increase in customer traffic. In addition, dressbarn benefited from increased sales of jewelry, accessories and sportswear.

     Net sales for the thirty-nine weeks ended April 30, 2005 (the "nine months") increased by 26.7% to $693.2 million from $546.9 million in the thirty-nine weeks ended April 24, 2004 ("last year"). Net sales for dressbarn increased $32.4 million or 5.9% to $579.3 million and maurices net sales were $113.9 million. The sales increase for the nine months was a result of a same store sales increase of 4.2% as well as by the inclusion of maurices net sales for four months. Same store sales for dressbarn and maurices increased 4.7% and 0.6%, respectively.

     For the nine months ended April 30, 2005, the Company's average selling square footage was approximately 20.6% higher than in the comparable prior period, primarily as a result of the acquisition of 473 maurices stores in January 2005. The Company has opened 41 (5 maurices and 36 dressbarn) new stores and closed 26 (2 maurices and 24 dressbarn) stores during the nine months ended April 30, 2005. The majority of the Company's store openings have generally occurred in the first and third fiscal quarters, while the majority of store closings have generally occurred in the second and fourth fiscal quarters. Maurices store openings and closings follow the same general pattern. As of April 30, 2005, the Company had 1,264 stores in operation; 788 dressbarn stores (187 Dress Barn, 49 Dress Barn Woman, 552 DB/DBW combo stores) and 476 maurices stores, versus 793 stores in operation as of April 24, 2004 (186 Dress Barn stores, 54 Dress Barn Woman stores and 553 DB/DBW combo stores). During the quarter, the Company opened 23 stores (5 maurices and 18 dressbarn) and closed 7 stores (2 maurices and 5 dressbarn). The Company anticipates opening approximately 20 stores by the end of fiscal 2005, mostly maurices stores.

     Gross profit ("GP", which represents net sales less cost of goods sold, including occupancy and buying costs) for the third quarter increased by 71.8 % to $112.0 million, or 37.8% of net sales, from $65.2 million, or 35.6% of net sales, for the prior period. dressbarn GP increased 16.9 % to $76.2 million, or 37.5% of net sales, and maurices GP was $35.8 million or 38.7% of net sales for the quarter. As a percent of net sales, dressbarn GP improvement of 190 basis points was primarily due to favorable leverage on buying and occupancy costs gained from the increase in same stores sales.

     For the nine months, GP increased 29.7%, to $259.3 million, or 37.4% of net sales, from $199.9 million, or 36.6 % of net sales, for the prior nine-month period. GP for dressbarn increased 8.3 % to $216.5 million, or 37.4% of net sales, and maurices GP was $42.7 million or 37.5% of net sales for the quarter. As a percent of net sales, the dressbarn GP improvement of 80 basis points was primarily due to favorable leverage on buying and occupancy costs gained from the increase in same stores sales.

     Selling, general and administrative (SG&A) expenses increased by 59.8% to $82.6 million, or 27.9% of net sales, in the third quarter as compared to $51.7 million, or 28.2% of net sales, in the prior period. As a percent of net sales, consolidated SG&A decreased 30 basis points for the quarter as a result of the operating leverage gained with the inclusion of maurices as well as the favorable leverage gained from increased same store sales. SGA for dressbarn increased 13.7% to $58.8 million, or 28.9% of net sales. maurices SG&A was $23.8 million for the quarter. As a percent of net sales, dressbarn SG&A increased 70 basis points in the quarter, primarily due to increases in benefit costs, audit fees and other professional fees (primarily related to the compliance costs in connection with the internal control attestations mandated by the Sarbanes-Oxley Act of 2002).

     For the nine months, SG&A expenses increased by 29.3% to $200.3 million, or 28.9% of net sales, versus $154.9 million, or 28.3% of net sales, in the comparable nine-month period. SG&A for dressbarn increased 9.3 % to $169.3 million, or 29.2% of net sales, and maurices SG&A was $31.0 million for the nine-month period. As a percent of net sales, dressbarn SG&A increased 90 basis points for the nine months, primarily due to increases in benefit costs and professional fees discussed above. The Company currently anticipates that SG&A expenses in the fourth quarter of fiscal 2005 will continue to be pressured by certain cost categories such as Sarbanes-Oxley compliance costs and other professional fees. However, the Company continues its integration plan for maurices that will result in best practices and create incremental efficiencies and cost savings.

     Depreciation increased 128.6% to $10.0 million in the third quarter from $4.4 million in the prior period. Depreciation for dressbarn increased 38% to $6.1 million and maurices depreciation was $4.0 million for the quarter. The dressbarn increase was due primarily to the roll out of its new POS system in the first quarter of fiscal 2005.

     For the nine months, depreciation expense increased 39.9% to $23.9 million from $17.1 million last year. dressbarn depreciation increased 8.4% to $18.5 million and maurices depreciation was $5.4 million for the quarter. The dressbarn increase was due primarily to the roll out of its new POS system in the first quarter of fiscal 2005.

     Interest income decreased 31.8% to $0.4 million in the third quarter and decreased 34.9% to $1.2 million in the nine months versus last year's $0.6 million and $1.8 million, respectively. For the quarter, the decrease was primarily due to the reduction in investment funds that were used to partially fund the acquisition of Maurices in January 2005. This reduction in investment funds will negatively impact interest income for the remainder of the fiscal year. For the nine month period, the decrease was due to the reduction in investment funds as well as a realized loss on the sale of marketable securities of $1.2 million recorded as a reduction to interest income in the second quarter of fiscal 2005.

     Interest expense increased 174.5% to $3.7 million in the third quarter and increased 81.2% to $7.1 million in the nine months versus last year's $1.3 million and $3.9 million, respectively. The increase is primarily due to the additional interest expense incurred for the 2.5% Convertible Senior Notes issued in December 2004 and the $100 million term loan funded January 3, 2005, the proceeds of which, combined with the sale of investments, were used to fund the acquisition of Maurices.

     Other income represents rental income that Dunnigan Realty, LLC, a wholly owned consolidated subsidiary of the Company, receives from the two unaffiliated tenants in the Suffern facility. That square footage is 100% leased through 2012. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

     In the third quarter, the Company increased its effective tax rate to 37.8% from 36.5% in fiscal 2004. The increase resulted from a reevaluation of the Company's effective tax rate for fiscal 2005 giving effect to the Maurices acquisition and the resulting changes in the Company's funds available for investment and estimated tax-free income. As a result, the Company has increased its effective tax rate for fiscal 2005 to 37.2%.

     Principally as a result of the above factors, net income for the third quarter was $10.2 million, or 3.4% of net sales, an increase of 84.9% from $5.5 million, or 3.0% of net sales, in the prior period. Net income for the nine months increased 10.8% to $19.0 million, or 2.7% of net sales, versus $17.1 million, or 3.1% of net sales, for the prior nine-month period.


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


Liquidity and Capital Resources

     Net cash provided by operations was $66.8 million for the nine months compared with $63.3 million during last year's comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization and changes in working capital account balances, specifically the decrease in prepaid expenses and other and other assets, increases in accounts payable trade, accrued salaries, wages and related expenses, other accrued expenses and litigation accrual, offset by increases in restricted cash, merchandise inventories, customer credits and income taxes.

     During the nine months, the Company invested $328.3 million in its acquisition of Maurices. This investment was funded from the issuance of $115 million of Convertible Senior Notes, a $100 million term loan in connection with the Company's $250 million senior credit facility, and from the sale of marketable securities. In addition, the Company received a $4.7 million post closing working capital adjustment from the seller of Maurices in the third quarter of fiscal 2005.

     Except for the financing of the purchase of the Company's Suffern facility with a 20-year fixed-rate mortgage, the Company's balance sheet had been debt free, with the Company funding all of its capital needs with internally generated funds. The acquisition of Maurices has required the Company to leverage its balance sheet by liquidating its marketable securities, issuing $115 million of its Convertible Senior Notes and establishing a $250 million senior credit facility with a group of banks. The senior credit facility allowed the Company to borrow $100 million under a term loan and provides a $150 million revolving line of credit which gives the Company ample capacity to fund any short term working capital needs that may arise in the operation of its expanded business. The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the senior credit facility mentioned above, will be adequate to fund the Company's fiscal 2005 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures. As of the date of this filing, the Company has not utilized the revolving credit facility. As of April 30, 2005 the Company has repaid $10 million of the term loan, which included a voluntary principal prepayment of $7.5 million, leaving a balance of $90 million. As of April 30, 2005, scheduled principal maturities of the above debt are as follows:
$.3 million, $8.6 million, $18.6 million, $23.7 million, $28.8 million and $157.3 million for the remainder of fiscal 2005 and for fiscal years 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively.

     In addition to the Maurices acquisition, the Company invested $22.2 million in capital expenditures for the nine months ended April 30, 2005 as compared to $23.7 million in the prior nine-month period. The Company plans to invest approximately $10 million in capital expenditures during the last three months of fiscal year 2005.

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


Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. The escrow account referred to in Footnote 9 is invested in short-term money market instruments. The remainder of the marketable securities in the portfolio consists primarily of municipal bonds that can readily be converted to cash. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money-market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

     Currently, the Company maintains virtually all of its cash and investments in financial instruments with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and may decline in value if interest rates increase. The Company estimates that a change of 100 basis points in interest rates would have no impact on the fair value of its cash and investments.

     On December 15, 2004, the Company issued $115 million of Convertible Senior Notes. As the Convertible Senior Notes bear interest at a fixed rate, the Company's results of operations would not be affected by interest rate changes. The Company also secured a $250 million senior credit facility with a group of banks. Under that senior credit facility, the Company has borrowed $100 million under a variable rate term loan and has available a revolving credit facility with borrowings up to $150 million at a variable rate. At April 30, 2005, the Company had the $90 million outstanding term loan and had no borrowings under the revolving credit facility. An increase of 100 basis points in interest rates for the term loan would equal $0.9 million of interest expense on an annual basis.

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

     Based on the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting in the Company's store lease accounting practices. Based on that, management concluded that a material weakness existed in the Company's internal control over financial reporting due to its store lease accounting practices, and disclosed this to the Audit Committee and to the independent registered public accountants. The Company has conducted a review of its internal controls related to store lease accounting and construction allowances. As a result of such review, the Company has put additional policies and procedures in place such as improving the quality of its accounting staff through training and education and insuring that all accounting personnel understand the accounting regulations and standards to insure its financial reporting regarding store lease accounting and construction allowances are complete, accurate, consistent, comparable across accounting periods, and fairly presented in accordance with generally accepted accounting principles and applicable regulatory guidelines. The Company is in the process of testing the effectiveness of these new policies and procedures.

     In addition, subsequent to the issuance of the Form 10-Q for the quarter ended January 29, 2005, the Company's management determined that certain supplemental information presented in Note 12 was incorrect. Accordingly, the supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in Note 12 of the Company's financial statements originally included in Form 10Q for the quarter ended January 29, 2005 had to be restated. There were no changes to the Company's Unaudited Condensed Balance Sheets as of January 29, 2005 and July 31, 2004, and the Statements of Earnings and Statements of Cash Flows for the thirteen and twenty-six weeks ended January 29, 2005 and January 24, 2004. The Company believes this restatement was an indication of a material weakness in the preparation of the footnotes to the financial statements filed as part of its Form 10-Q for the quarter ended January 29, 2005. The Company has conducted a review of its internal controls related to the preparation and review of footnotes in its financial statements. As a result of such review, the Company has put additional policies and procedures in place such as adding new trained accounting personnel to its staff and supplementing existing staff with additional training, instituting quality control standards over its footnote preparation such as documented tie-out procedures with multiple signoffs and additional reviews to insure that the supplemental information presented in its financial statements are complete, accurate, consistent, comparable across accounting periods, and fairly presented in accordance with generally accepted accounting principles and applicable regulatory guidelines. The Company is in the process of testing the effectiveness of these new policies and procedures.

     The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, which included the matters discussed above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in respect to the two matters addressed above as of the end of the period covered by this Report, in ensuring that material information relating to The Dress Barn, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     At the end of fiscal 2005, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountants will be required to audit management's assessment. The Company has completed the process of documenting its systems and processes (except Maurices), and is in the process of evaluating and testing key internal controls required for management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated. The Section 404 assessment will be required to be completed for Maurices by the end of fiscal 2006.

     Except to the extent discussed above, there were no changes in the Company's internal control over financial reporting during the first nine months of fiscal 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

     On April 10, 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages in the lawsuit described above. The court, on July 7, 2003, entered a judgment of approximately $32 million in compensatory damages and expenses, which is subject to post-judgment interest. The trial court ruled against the plaintiffs' motion for any punitive damages or pre-judgment interest. The Company vigorously pursued an appeal. On May 31, 2005 the Supreme Court of Connecticut unanimously reversed the $32 million judgment against the Company and remanded the case with direction to render judgment in favor of the Company. The plaintiffs have an opportunity to file a motion for reconsideration or reconsideration en banc, with the Court's decision stayed pending such motion. If the motion is filed and the Supreme Court does not reject the motion it could be several months before any further decisions are made.

     The Company continues in settlement discussions regarding the class action lawsuit in California as discussed in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

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

31.1 Certification   of  David  R.  Jaffe   pursuant   to  Section  302  of  the
     Sarbanes-Oxley Act of 2002

31.2 Certification   of  Armand   Correia   pursuant   to  Section  302  of  the
     Sarbanes-Oxley Act of 2002

32.1 Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) The Company  filed five  reports on Form 8-K during the quarter  ended April
30, 2005.

Date Filed                   Description

February 25, 2005            Restatement of historical  financial  statements as a result of correcting an error in the application of GAAP applicable to certain leases and leasehold improvements.
March 09, 2005               Compensation  Committee  approval of certain changes to the Management  Incentive  (Bonus)
                             Plan, the Company's 401 (k) Plan, and the Nonqualified Deferred Compensation Plan.
March 10, 2005               Amendment to the  Compensation  Committee  approval of certain  changes to the  Management
                             Incentive  (Bonus)  Plan,  the  Company's  401 (k)  Plan,  and the  Nonqualified  Deferred
                             Compensation Plan.
March 21, 2005               Filing of financial statements and exhibits related to the acquisition of Maurices and to file the required pro forma financial information.
March 23, 2005               Release of Second Quarter Results


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BY: /s/ David R. Jaffe
--------------------------------------------
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)



BY: /s/ Armand Correia
--------------------------------------------
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)