Form 10-K
period 2005-07-30
DRESS BARN INC
filed 2005-10-13
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2005	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock $.05 par value

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒  No ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 2005 was approximately $410 million (based on the last reported sales price on the NASDAQ National Market on that date). For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 7,805,406 shares beneficially owned by Directors and Executive Officers of the registrant. As of September 27, 2005, 30,280,116 shares of voting common shares were outstanding. The registrant does not have any authorized or issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 30, 2005 are incorporated into Parts I and III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 30, 2005

This Annual Report on Form 10-K, including the sections labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “may”, “should”, “estimate”, “predict”, “potential”, “continue” or the negative of such terms or other similar expressions. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below under the heading “Business -Risk Factors Related to our Business,” and other factors discussed in this Annual Report on Form 10-K and other reports we filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

PART I

ITEM 1.	BUSINESS

General

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company”, “we,”  “us,”  “our,” or other similar terms) operates a chain of women's apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Since our retail business began in 1962, we have established and marketed our image as a source of fashion and value for the working woman. We have built our brand image as a core resource for a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs. As of July 30, 2005, the Company operated 1,272 stores in 48 states and the District of Columbia, consisting of 552 Combo stores (a combination of dressbarn and dressbarn woman stores), 182 dressbarn stores, 45 dressbarn woman stores and 493 maurices stores. The Company maintains an Internet web site at www.dressbarn.com. The reference to our Internet web site address in this report does not constitute the incorporation by reference of the information contained at this site in this report. We make available, free of charge through publication on our Internet web site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we have filed with or furnished such materials to the SEC.

dressbarn and dressbarn woman brands

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. These brands primarily attract female consumers in the mid 30’s to mid 50’s age range.

maurices brand

The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) and offer moderately priced, up-to-date fashions designed to appeal to a younger female consumer than the dressbarn and dressbarn woman brands. maurices product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old-woman, as well as the casual apparel needs of the 17 to 34 year-old-male. Approximately 90% of maurices sales relate to female oriented product lines and 10% relate to male oriented product lines.

Since the date of the acquisition of Maurices Incorporated, we have been analyzing the most effective ways to combine and coordinate our brands so as to optimize performance and efficiencies. The integration process with maurices has been completed in many areas and remains ongoing in others. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices.

While we are reporting two segments, there are a number of similarities between our dressbarn and maurices operations. dressbarn and maurices have similar economic characteristics and similar operating, financial and competitive risks. dressbarn and maurices are similar in nature of product, as they offer apparel and clothing accessories. The merchandise inventory for dressbarn and maurices is sourced from many of the same countries and some of the same vendors, using similar production processes. Neither dressbarn nor maurices performs its own manufacturing, but buys all its merchandise from third parties. dressbarn and maurices clients have similar characteristics; retail clothing customers, primarily women looking for apparel that reflects style and fashion made of good quality offered at competitive prices. In addition, dressbarn and maurices merchandise is distributed to stores in a similar manner and sold to customers through the Company’s retail stores located primarily in strip shopping centers.

Company Strengths and Strategies

Our dressbarn stores differentiate themselves from (i) off-price retailers by our carefully edited selection of proprietary, in-season, first-quality merchandise, service-oriented salespeople and our comfortable shopping environment, (ii) department stores by our value pricing, customer service and convenient locations and (iii) other specialty apparel retailers by our unique, lifestyle-oriented merchandise and our continuous focus on connecting with dressbarn’s target customer. As part of this focus, we have successfully developed our own brand, which constituted the majority of our net sales for the fiscal year ended July 30, 2005.

The dressbarn brands strive to be the preferred career and casual women’s specialty store for the moderate 30 to 55 year-old-woman, (sizes 4 to 24), providing differentiated, current fashion merchandise at value prices in a comfortable, easy-to-shop environment. We cater to time-pressured working women who want their shopping trips to be efficient by offering one-stop shopping from career to casual sportswear, as well as dresses, suits, special occasion clothing, accessories, jewelry and shoes. We seek to maintain a distinct fashion point of view, editing our assortments frequently in accordance with our targeted customer's taste and style. Merchandise is arranged conveniently by lifestyle and category. We believe our customers have a high degree of confidence that they will quickly find the styles that match their preferences and are responding positively to our updated fashion direction. This, along with attentive service, helps to create a loyal, repeat customer. To accommodate this customer, the Company locates its stores primarily in nearby strip centers and operates most of them seven days and six nights a week.

To achieve growth in same store sales, our strategy is to increase customer traffic to our store locations by (a) developing and distributing more unique, fashion-forward quality merchandise not found at our competitors while maintaining value prices, (b) investing in technology and training to enhance the customer service levels in our stores and the product knowledge of our sales associates and (c) spending on marketing, advertising and public relations focused on upgrading the image and communicating the personality and voice of the dressbarn brand, as well as on special promotions, outreach programs and rewards to current and potential customers many of whom are dressbarn credit card holders; the dressbarn credit card is administered by a third party financial institution with no credit risk to us.

dressbarn is one of the largest national specialty store chains in its segment offering current women’s career and casual fashions at value prices. dressbarn attributes its success to its: (i) national brand recognition and loyal customer base; (ii) long-standing relationships with vendors and manufacturers of quality merchandise, both domestic and overseas; (iii) strong, consistent customer focus; (iv) low cost operating structure; and (v) experienced merchandise and marketing management team. We have developed long-standing relationships with our existing customers, enjoying strong customer loyalty.

Our established relationships with our domestic and offshore vendors and manufacturers, including our buying agents, often being one of their largest accounts, along with the Company’s buying power and strong credit profile, enable us to receive favorable purchasing terms, exclusive merchandise and expedited delivery times.

Over the past several years, we have gradually repositioned ourselves to appeal to a more fashion-conscious customer while maintaining our focus on our target customer who, too, has responded positively to our current fashion lifestyle direction. This repositioning includes: enhancing the existing dressbarn image; defining a feminine personality and voice for the brand; building brand awareness through various marketing, advertising and public relations campaigns and vehicles; adopting a new logo; and developing cause-related programs within our communities, all geared towards resonating with existing and potential customers and associates. To enhance the development of the dressbarn brand, we changed and updated our in-store graphics, and developed a prototype store design. During this period, we have expanded the use of our dressbarn® label to virtually all our merchandise offerings, emphasizing quality, value and fashion.

To strengthen our dressbarn brand image and marketing effectiveness, the Company has evolved from reliance on weekly newspaper advertising in favor of targeted national magazine advertising and expanded direct mail. We advertise in approximately 10 national lifestyle magazines with ads designed to enhance brand awareness and to bring new customers into our stores and work with a public relations firm to increase editorial coverage regarding our fashion as well as charitable initiatives within our communities particularly with the American Cancer Society, Dress For Success and the American Heart Association.

Our merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to our customers’ demands. We believe we offer customers unique merchandise that is fashion current, with seasonal updated looks and colors arriving daily. The merchandise mix has evolved to a more updated contemporary style, shifting in focus from structured, career looks to softer, more causal outfits and assortments. We have upgraded our fabrications, offering value, style and fashion while maintaining quality and price points. We attempt to ensure our merchandise sizes are true, with consistent fits, easy to care for and of quality construction.

Our stores continue to reflect newness and fashion, with key items accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. Our prototype store design features an easier to shop layout, warmer colors and new wood fixtures for enhanced merchandise presentation. During Fiscal 2005, the Company utilized this design in its newly opened stores and updated approximately 15 stores to this design; the Company plans to update or completely remodel approximately 12 of its store locations during its fiscal year ending July 29, 2006. As of July 30, 2005, almost half of the Company’s stores feature this design.

dressbarn continues to invest in technology to improve merchandising and sales, reduce costs and enhance productivity. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. We upgraded our back-office store system software to include such features as inventory scanning, quick credit approval for new applications, automated new hire entry and store email. We utilize a DVDi Learning Management System (LMS), which enable sales associates to view training DVDs. These training DVDs assist our sales associates with the skills they need to properly serve our customers. In addition, we began a rollout of a new point-of-sale (“POS”) system with many enhanced features to all our stores, which was completed in the first quarter of Fiscal 2005. This rollout included the installation of a wide area network. This new system allows us to add functionality to our POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. Our distribution center systems continue to be refined to reduce per-unit distribution costs.

All aspects of dressbarn’s stores are designed to be responsive to the dressbarn customer. In past customer surveys, sales associates were viewed as superior to our competition and were a competitive advantage. Since 1962, we have been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of our stores primarily in strip and outlet centers, carefully edited coordinated merchandise arranged for ease of shopping, comfortable store environment and friendly sales associates embody dressbarn’s strong focus on our customers. dressbarn’s training program encourages our sales associates to assist customers in a low-key and friendly manner. We have various programs to recognize and reward our best sales associates. We believe this enhances our customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.

In January 2003, the Company, through a wholly owned subsidiary, purchased for approximately $45.3 million a distribution/office facility and 16 acres of adjacent land in Suffern, New York (the “Suffern Facility”), of which the major portion is the Company’s corporate offices and dressbarn distribution center. The acquisition of the Suffern Facility provides flexibility for future expansion and has resulted in significant savings in corporate office and dressbarn distribution center occupancy costs.

Based on the economic success of our larger size Combo stores, most Fiscal 2006 store openings will be Combo stores between 7,000 and 8,000 square feet. Combo stores provide us with greater presence in shopping centers, give the Company more leverage in negotiating lease terms, enable us to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. We have in the past also purchased leased locations from bankrupt retailers, some of which were too small for a Combo store and were opened as freestanding locations. Of the 41 dressbarn stores we opened during Fiscal 2005, 34 were Combo store locations and 7 were freestanding locations. We have an ongoing program of converting our older freestanding stores to Combo stores. Two stores were converted to Combo stores during Fiscal 2005. We expect to continue to open stores primarily in strip centers, as well as in downtown and outlet locations. In Fiscal 2006, we plan to open approximately 100 new stores, consisting of 60 maurices locations and 40 dressbarn locations.

In conjunction with our strategy of adding mostly Combo stores, we continue to close or relocate our underperforming locations and closed 36 such locations during Fiscal 2005, compared to 47 closed in Fiscal 2004. We also plan to close approximately 35 more such locations in Fiscal 2006. The Company has the option under a substantial number of its store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, affording us greater flexibility to close certain underperforming stores. Our continued opening of new stores, net of store closings, resulted in an aggregate dressbarn store square footage increase of approximately 1.0% in Fiscal 2005, after a 1.2% increase in Fiscal 2004. Net of store closings, we currently plan to increase our aggregate dressbarn store square footage in the low single-digits in Fiscal 2006.

Our marketing programs focus on developing stronger relationships with existing customers, increasing loyalty by making them feel better about dressbarn. Concurrently, the programs try to create awareness among those who are not already customers and inspire them to visit our stores and see what dressbarn has to offer. One major source of marketing information is the dressbarn credit card. With almost 3 million cardholders, we continue to segment our best customers and target them with exclusive offers and recognition. We have created a customer database for our customer relationship management (“CRM”) system. The CRM database tracks customer transactions, with the ability to target customers with specific offers and promotions, including coupons, pre-sale announcements, and special events. The CRM database is used for our direct mail program, providing more productive direct mail lists as well as targeting potential customers within each store’s trading area and for new stores.

maurices strategy is a unique combination of small market expertise, target customer intimacy and maximization of efficiencies, creating a profitable brand that delivers the fashion, value and service needs of the 17 to 34 year-old-female and male consumers.

We believe that maurices’ competitive advantage is achieved through its product offering and its locations. The wide selection of style, color and current fashion is in stark contrast to the large discount and department stores found in small markets. These retailers generally offer great depth of fashion basics and deliver fashion in a less timely manner. maurices does benefit from strategically locating close to these competitors, capitalizing on the traffic they generate.

A further differentiator to the maurices brand is the shopping experience. Integral to this is the relationship our associates build with their customers. These relationships build brand awareness as well as position us as the fashion leader in our communities. In addition, visual merchandising simplifies the shopping experience by highlighting outfits, utilizing mannequins as silent sales people. We believe these standards tend to influence the consumers’ shopping behavior. Recent surveys show that a majority of the time, customer purchases can be tied to the fashions displayed in our stores. The outcome is a visually stimulating environment with a relaxed and helpful staff.

maurices’ female fashion assortment is positioned to appeal to the apparel and accessory needs of the 17 to 34 year-old-woman. This product offering is specifically tailored to the fashion needs of those with a 20-something attitude, while appealing to the broader 17 to 34 year-old-demographic. maurices’ male fashion assortment targets the casual needs of the 21 year-old-man while appealing to the broader 17 to 34 year-old-male age range. maurices has targeted a relatively broad age bracket due to the characteristics found within the small town retail apparel environment.

To provide customers with a variety of styles and colors, maurices’ women’s apparel assortment is divided into two lifestyles, casual and dressy, each with distinct collections. Based on market research, different colors are developed for each lifestyle for each of the five major seasonal floorsets of the year. maurices focuses on five major seasonal floorsets due to the variation in customer demand over the course of the year. By adjusting the lifestyle mix, maurices is able to focus on the target customers’ varying seasonal apparel and accessory needs.

maurices’  merchandise is sold under three brand names.  The original maurices brand encompasses women’s casual clothing, career wear, and accessories. Studio Y represents women’s dressy apparel and is fashionable and trendy with a younger target audience. Industrial Exchange encompasses core, casual and fashion clothing for men. mauriuces’ brands have been developed to tailor its image to specific customer segments and groups. Each brand represents a different aspect of maurices’ broad product offering. We believe that maurices’ brands increase store loyalty by giving the customer another image to connect or identify with, and that our brands have a strong following.

maurices has invested in a suite of systems to support merchandising and sales, reduce costs and enhance productivity. The Company utilizes a field information system for all its Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. We upgraded our store system software to include such features as markdown scanning for price changes, quick credit approval for new applications, automated new hire entry and store email. In addition, we recently rolled out a new point-of-sale (“POS”) system with many enhanced features to all our stores. This rollout included the installation of a real-time intranet network to each store. This new system allows us to add functionality to our POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. Our distribution center systems utilize RF technology to run virtually paperless. We have extensive data warehouses associated with our merchandise, sales and financial systems that allows for extensive analytical reporting.

maurices will continue to capitalize on our recent expansion successes, with plans to open 60 new stores in Fiscal 2006. The expansion strategy continues to be on the small and metro fringe markets. The focus will remain on strip centers and small malls, with a test of outlet stores in Fiscal 2006. maurices expects to close approximately 10 locations in Fiscal 2006. The typical maurices store is between 3,500 to 6,000 square feet. Net of store closings, we currently plan to increase our maurices square footage by roughly seven percent in Fiscal 2006, in addition to the six percent gain in 2005. The small town specialty retail store concept is unique in its positioning, with the lower occupancy and operating cost structure resulting in higher levels of profitability.

dressbarn and maurices utilizes their web sites ( www.dressbarn.com and www.maurices.com ) for reinforcing store promotions and providing store and product information, helping to drive store traffic and communicate with their retail customers. In addition, we sell gift cards on our websites.

We continually seek to reduce costs in all aspects of our operations and to create cost-consciousness at all levels. We believe that our internally generated funds will provide us with the opportunity to pursue our long-term strategies regarding new stores, capital expenditures and marketing and brand development.

Merchandising

Virtually all merchandising decisions affecting our stores are made centrally. Day to day dressbarn store merchandising is under the direction of a Chief Merchandising Officer, and five additional merchandise managers. We utilize a Visual Merchandising Department to communicate various floorsets and presentations to the stores. We generally have six complete floorset changes per year to keep our merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by us is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the volume of a particular store. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. We offer first-quality, in-season merchandise, with approximately 60% of our sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of our sales volume includes dresses, suits, blazers, outerwear and accessories. dressbarn woman merchandise features larger sizes of styles similar to dressbarn merchandise. Our Petite departments feature merchandise similar to dressbarn merchandise in petite sizes. In addition to our broad assortment of career and casual wear, we offer other items in selected stores including hosiery, handbags and shoes. There are separate merchandising teams for dressbarn and dressbarn woman.

Our direct sourcing of merchandise improves our control over the flow of merchandise into our stores and enables us to better specify quantities, styles, colors, size breaks and delivery dates. In addition, we believe our direct sourcing provides us with more flexibility by allowing for higher initial mark-ons. We believe we have the expertise to execute our brand strategy due to our extensive experience sourcing goods, our position as a merchandiser of established fashions, and our prior experience with private brands. The vast majority of our sales are generated from our dressbarn labels.

We continue to expand the number of our stores with shoe and petite-size departments. As of July 30, 2005, 373 stores had shoe departments and 242 stores featured petite-sized departments.

Merchandising for maurices is under the direction of a Chief Merchandising Officer, and three divisional merchandise managers. maurices’ objective is to be a moderately priced, specialty fashion retailer offering value and service to its target customers. For the portion of Fiscal 2005 that maurices’ results were consolidated in our financial statements, sales of women’s apparel accounted for approximately 75% of maurices’ net sales, while women’s accessories accounted for 17%, men’s apparel accounted for 7%, and men’s accessories accounted for 1%. maurices offers first-quality, in-season merchandise, with a large portion of their sales volume derived from sportswear, including sweaters, knit and woven tops, denim and causal pants.

The maurices product strategy has been developed to maximize sales and profitability in small markets, a market place often requiring unique considerations. This strategy emphasizes the importance of product variety. This style selection and variety supports the desire of young adults to express their individuality. We believe that particularly in small markets the fashion conscious consumer does not want to wear the same outfits as their peers. This variety is also a key differentiator from the big box retailers in the market that offer narrow and deep assortments of key items. The wide range in maurices product offering reduces its dependence on a limited number of products, helping to avoid the volatility of a narrow merchandising strategy.

maurices product strategy is supported by our pricing philosophy. This approach emphasizes value by positioning our fashion assortment at prices lower than large market specialty competitors. This combination of fashion and value results in maurices generating in excess of 65% of our sales volume at regular price, with the remainder sold through planned promotions or discounts made in order to maintain inventory freshness.

maurices utilizes micro-merchandising to maximize niche sales opportunities at the store level. By micro-merchandising maurices is able to ensure that the store’s product mix accurately represents the local market’s preferences. maurices augments each store’s core assortment by 15% to 20% to successfully address individual store demands and customer preferences. Two examples of maurices’ micro-merchandising strategy are size allocations by store and the timing of seasonal clothing deliveries by climate zone. In order to satisfy the size needs of its markets and the targeted age group, maurices micro-merchandises by location demand and offers extended size ranges. Additionally, maurices allocates product to stores based on local sales patterns. All of these micro-merchandising initiatives allow maurices to maximize its sales relevance within its target markets.

Buying and Distribution

Buying is conducted on a departmental basis for dressbarn and dressbarn woman. dressbarn has over 40 buyers and assistant buyers supervised by the General Merchandising Manager and five merchandise managers. We also use independent buying representatives in New York and overseas. We obtain our merchandise from approximately 200 vendors, and no vendor accounted for over 5% of dressbarn purchases. In Fiscal 2005, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of dressbarn import purchases. Typical lead times for making purchases from vendors range from approximately one month for items purchased domestically versus up to six months for merchandise purchased overseas.

All merchandise for our dressbarn stores is received from vendors at our central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to our stores. Our distribution operations occupy approximately 410,000 square feet of the Suffern facility. We use our strong relationships with vendors to lower operating costs by shifting freight and insurance costs to the vendors and we typically require them to provide ancillary services. For example, over 90% of our merchandise is pre-ticketed by vendors and over half of the hanging garments purchased by us are delivered on floor-ready hangers. In addition, 45% of our merchandise receipts are pre-packaged for distribution to stores, which allows for efficiencies in our distribution center by using cross-docking.

We generally do not warehouse store merchandise, but distribute it promptly to stores. There are instances where we do hold basic merchandise for future distribution. Turnaround time between the receipt of merchandise from the vendor and shipment to the stores is usually three days or less, and shipments are made daily to most stores, maintaining the freshness of merchandise. Because of such frequent shipments, the stores do not require significant storage space.

maurices has approximately 50 buyers, assistant buyers, and planning & allocation associates supervised by three Divisional Merchandise Managers and three Planning & Allocation Managers who report to the Chief Merchandising Officer. maurices’ vendor relationship philosophy is to create strategic business partners. maurices’ goal has been to have the top five suppliers per apparel segment make up 75% of maurices’ purchases. Ideally, these top five suppliers should fluctuate minimally. The balance between the top five and new suppliers allows for consistency and strategic alignment along with exploration and testing of new vendors. However, maurices is under no ongoing obligation to purchase from any individual supplier, thereby permitting maurices to make supplier decisions based on the quality of product, style selection and price competitiveness. In addition, maurices’ direct import program accounts for approximately 15% of its total purchases. No maurices vendor accounted for over 5% of total company purchases in Fiscal 2005.

We supply all of the maurices stores through a modern 360,000-square-foot distribution center in Des Moines, Iowa. The productivity of the distribution center is enhanced by working closely with maurices’ merchants and vendors. Approximately 90% of maurices’ merchandise is pre-ticketed and floor ready while over 20% of the merchandise is packed in cartons that can flow directly from the receiving dock to the shipping dock with no need for repacking.  In addition to processing merchandise, the distribution center is the site for a number of other functions.  All store supplies are warehoused in, processed by, and shipped from the distribution center, combining store supply shipments with merchandise freight to lower overall transportation costs. New maurices store openings are staged in the distribution center for fixtures, supplies and merchandise.

Store Locations and Properties

As of July 30, 2005, the Company operated 1,272 stores in 48 states and the District of Columbia. 701 of the stores were conveniently located in strip centers and 223 stores were located in outlet centers. During Fiscal 2005, no store accounted for as much as 1% of our total sales.  The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn Stores	dressbarn woman Stores	Combo Stores	maurices Stores	Total
Strip Shopping Centers	118	22	372	189	701
Outlet Malls and Outlet Strip Centers	41	20	156	6	223
Free Standing, Downtown and Enclosed Malls	23	3	24	298	348

Total	182	45	552	493	1,272

As of July 30, 2005, dressbarn had 5.8 million total square feet in all its stores and maurices had 2.5 million total square feet.

The table below indicates the states in which the stores operating on July 30, 2005 were located, and the number of stores in each state:

		dressbarn	Combo	maurices
Location	dressbarn	Woman	Stores	Stores	Total

Alabama	–	–	8	1	9
Arizona	3	–	9	4	16
Arkansas	–	–	4	12	16
California	15	2	33	–	50
Colorado	3	1	10	14	28
Connecticut	9	1	15	1	26
District of Columbia	2	1	1	–	4
Delaware	2	1	3	–	6
Florida	10	1	16	–	27
Georgia	2	–	18	8	28
Idaho	–	-	3	10	13
Illinois	4	1	29	34	68
Indiana	4	–	12	28	44
Iowa	–	–	6	28	34
Kansas	–	–	5	20	25
Kentucky	1	–	7	14	22
Louisiana	–	–	12	–	12
Maine	2	1	–	2	5
Maryland	6	3	19	–	28
Massachusetts	8	1	23	–	32
Michigan	6	1	23	29	59
Minnesota	1	–	11	36	48
Mississippi	–	–	7	1	8
Missouri	5	2	20	28	55
Montana	–	–	–	9	9
Nebraska	–	–	4	10	14
Nevada	–	–	5	2	7
New Hampshire	–	–	6	3	9
New Jersey	16	7	25	–	48
New Mexico	–	–	1	6	7
New York	24	4	38	13	79
North Carolina	9	4	15	16	44
North Dakota	–	–	1	9	10
Ohio	2	–	18	22	42
Oklahoma	1	–	2	13	16
Oregon	2	2	4	15	23
Pennsylvania	19	5	25	9	58
Rhode Island	1	–	3	–	4
South Carolina	4	1	10	–	15
South Dakota	–	–	–	9	9
Tennessee	3	2	10	10	25
Texas	5	1	41	2	49
Utah	–	–	5	10	15
Vermont	–	-	2	3	5
Virginia	8	2	22	6	38
Washington	2	1	8	11	22
West Virginia	–	–	3	4	7
Wisconsin	3	–	10	32	45
Wyoming	–	–	–	9	9
Total	182	45	552	493	1,272

Operations and Management

In considering new store locations, dressbarn focuses on expanding in existing major trading and high-density markets, in certain cases seeking downtown or urban locations and/or adding to a cluster of suburban or other locations. Downtown and urban locations are considered based on pedestrian traffic and daytime population, proximity to major corporate centers and occupancy costs at the location, which are substantially higher than in suburban locations. With respect to suburban and other locations we consider the concentration of our target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitors and anchor tenants in the shopping center. We also seek to expand into new markets. Within the specific strip or outlet center, we evaluate the proposed co-tenants, the traffic count of the existing center and the location of the store within the center. Our real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

maurices stores are primarily concentrated in small and metro fringe markets in the United States. Small markets are defined as areas with populations of 25,000 to 100,000 people, where maurices stores are usually located in strip centers or small malls. Metro fringe markets border metropolitan areas, where maurices stores are most often located in strip centers anchored by Target, Kohl’s or similar stores.

Our dressbarn and maurices stores are designed to create a comfortable and pleasant shopping environment for customers. Merchandise and displays at all stores are set up according to uniform guidelines and plans distributed by merchandising management. Our merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are “lifestyle” posters showing the customer models wearing outfits coordinated from among the stores' fashion offerings. Our interior graphics and racktop signs are designed to provide for a more open and easier to shop environment.

All dressbarn and maurices stores are directly managed and operated by us. The store manager typically staffs each store with at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. We employ 13 Regional Sales Managers and approximately 125 District Sales Managers. District Sales Managers visit each store on a regular basis to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to our operating procedures.

We motivate our dressbarn sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of Company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that our creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. We utilize comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) our DVDi LMS training system, (ii) ongoing DVDi training and, (iii) one-on-one training of sales associates by store managers and district sales managers.

Almost 75% of dressbarn’s sales in Fiscal 2005 and 70% of sales in Fiscal 2004 and Fiscal 2003 were paid for by credit card or debit card, with the remainder being paid by cash or check. Approximately 64% of maurices’ sales in Fiscal 2005 were paid for by credit cards, with the remainder being paid by cash and checks. Consistent with the other credit cards it accepts, we assume no credit risk with respect to either the dressbarn credit card or the maurices credit card, but pay a percentage of sales as a service charge to the third party financial institution. As of July 30, 2005, the number of cardholders of the dressbarn credit card was approximately 3.0 million and the number of cardholders of the maurices credit card was 1.8 million. The average dollar value per transaction on both the dressbarn credit card and the maurices credit card during Fiscal 2005 was approximately 50% greater than the average dollar value of all other transactions. The dressbarn credit card and the maurices credit card represented approximately 21% and 27% of our sales in Fiscal 2005, respectively.

Virtually all of our stores are open seven days a week. Stores located in strip and outlet centers conform to the hours of other stores in the center and are open most evenings.

Advertising and Marketing

As the lifestyles and behavior of our customers changed, and as the transformation of dressbarn accelerated, our method and style of communication also changed. Abandoning newspaper advertising, we determined direct mail was more targeted and cost effective to communicate our fashion and promotional message. In the last two years, distribution of direct mail has more than doubled. We believe in and utilize a customer relationship management (“CRM”) system to track customer transactions. This serves as a critical tool directing strategic decisions for our direct mail initiatives. We focus on targeted marketing through direct mail that has been our most effective means to reach customers, build relationships and drive customers into our stores thereby increasing traffic and sales.

Our national print advertising campaign in lifestyle magazines communicates our new feminine personality and voice and features our current updated fashions at affordable prices enhancing the perceived value of the brand. These national ads are designed to upgrade our image, create awareness of the brand and, increase brand loyalty thus increasing share of mind and wallet of our customers.

National cause related marketing initiatives that resonate with our customers and are conducted at the local level are significant contributors to creating brand affinity. Our key partners are The American Cancer Society, Dress For Success, American Heart Association and World Vision. Through these programs dressbarn reinforces that it is an important and integral member of our communities.

maurices focuses its marketing initiatives on communicating the fashion and lifestyle attitudes of its target customers through: compelling window and in-store collateral, strong, dimensional visual merchandising execution and the use of branded promotional direct mail vehicles. Supported by its partnership with a public relations firm, maurices has been able to garner editorial exposure highlighting both its fashion, offering high perceived value as well as its cause related efforts.

Critical to the brand's strategy to building customer affinity is the focus on its two loyalty programs, Take Ten and Get Connected, as well as incentives specifically designed to attract the 1.8 million maurices credit card customers. Additionally, both national cause-related marketing initiatives, such as Relay For Life conducted at the local level along with grassroots Hometown Pride programs, reinforce maurices as integral members of its communities.

Management Information Systems

dressbarn has made a significant investment in technology to improve sales, gain efficiencies and reduce operating costs. dressbarn has a management information system which integrates all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All dressbarn stores utilize a point-of-sale (“POS”) system with price look-up capabilities for both inventory and sales transactions. In addition, the rollout of a new POS system with many enhanced features to all our stores was completed in the first quarter of Fiscal 2005. We installed a new wide area network in Fiscal 2004. This new system allows us to add functionality to our POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. In addition, we began to sell gift cards and use merchandise credit cards in the first quarter of Fiscal 2005.

Our merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels, organized by department, class, vendor, style, color and store. The system enables us to identify slow-moving merchandise to mark down or efficiently transfer to stores selling such items more rapidly. We analyze historical hourly and projected sales trends to efficiently schedule store personnel, minimizing labor costs while allowing for a high level of sales. We believe that investments in technology enhance operating efficiencies and position dressbarn for future growth. We utilize a DVDi Learning Management System (LMS), where sales associates are able to take tests for consistency across all of our stores. The LMS system was part of the new back-office store system which also included automated time and attendance, quicker processing of credit card applications and integrated email and messaging.

Each maurices store is connected with the corporate office through its point of sale terminal. The store’s point of sale terminal utilizes POS software that provides bar-coded ticket scanning, automatic price look-up on both regular and promotional prices, electronic check and credit authorization, and automatic nightly data transmission between the store and maurices’ corporate offices. In addition, the POS software supports a company Intranet used to communicate between the corporate office and all store locations. Data from each store is processed nightly through the loss prevention and sales audit systems at the corporate office. These systems are capable of monitoring trends at the individual store level to detect signs of inadequate training or fraud. We believe that maurices’ infrastructure, including its headquarters, distribution center, warehousing and information technology systems, is capable of supporting substantial growth with limited incremental investment.

Trademarks

We have previously been issued U.S. Certificates of Registration of Trademark for the operating names of our stores and our major private label merchandise (dressbarn®, maurices®, Studio Y® and Westport Ltd.®, among others). We filed applications to register a number of additional trademarks, the most significant being dressbarn® and our new logo. In Fiscal 2004, the dressbarn® trademark registration was completed. We believe our dressbarn®, dressbarn woman®, maurices® and Studio Y® trademarks are materially important to our business.

Employees

As of July 30, 2005, we had approximately 12,000 employees of whom approximately 7,000 worked part time. As of July 31, 2004, we had approximately 8,500 employees of whom approximately 5,000 worked part time. The increase in employees from Fiscal 2004 was the result of the acquisition of Maurices Incorporated in January 2005. A number of temporary employees are usually added during the peak selling periods. None of our employees are covered by any collective bargaining agreement. We consider our employee relations to be good.

Seasonality

Our sales are evenly split between our Fall (August to January) and Spring (February to July) seasons. Though we do not consider our business seasonal, we have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. maurices has historically experienced losses and lower revenues in January, reflecting the decrease in demand following the Christmas shopping season. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the number and timing of new store openings and closings, net sales contributed by new stores, and changes in our merchandise mix.

Competition

The retail apparel industry is highly competitive with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence. Some of our in-market competitors include JCPenney, Kohl’s, and Sears. Our business is vulnerable to demand and pricing shifts and to less than optimal selection as a result of these factors. If we fail to compete successfully, we could face lower net sales and may decide to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customer, fashion-minded working women, and that we are competitive with respect to our national brand recognition and loyal customer base.

maurices’ stores are typically located in the retail hub of a market, anchored by a large retailer or discounter such as JCPenney or Wal-Mart. We believe that maurices differentiates itself from its competitors based on having a wider variety of lifestyle fashions catering to a younger demographic group and by offering superior customer service. Based on customer surveys, maurices believes that its customers consider JCPenney as a choice when shopping for basics or career needs and Wal-Mart for their essentials. Based on customer surveys, maurices believes its customers do not consider Cato or Fashion Bug for their fashion needs as their products cater to customers of a different size and with different fashion preferences and economic situation. maurices’ primary out-of-market competitors include American Eagle, Aeropostale, Old Navy, Target and Kohl’s. maurices differentiates itself from these competitors on the basis of lower prices, having a more varied selection in small markets and by offering superior service.

Risk Factors Related to our Business

Our business is dependent upon it being able to predict accurately fashion trends, customer preferences and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women’s apparel. Our success depends in part upon our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers. If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations.

Our failure to manage and coordinate maurices’ operations successfully and realize the anticipated benefits of the acquisition would harm our business.

We consummated the acquisition of Maurices Incorporated on January 3, 2005, as of the close of business on January 1, 2005. Managing maurices and coordinating maurices’ operations with ours will represent a number of challenges, including the management of businesses with different approaches to management, sales and service, and may involve the integration of a number of geographically separated facilities. This may distract management from day-to-day business. As a result, we may not be able to operate these businesses efficiently and effectively, which may negatively impact our sales and gross margins. We have not previously made any material acquisitions.

We face challenges to grow our business and to manage our growth.

In addition to managing the acquisition of maurices and the coordination of maurices’ operations with ours, our growth is dependent, in large part, upon our ability to successfully add new stores and close underperforming locations. In addition, on a routine basis, we close underperforming stores, which may result in write-offs. The success of our growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base. We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth. Our failure to open new stores on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse effect on our growth prospects. There can be no assurance that we will be able to successfully implement our growth strategy of continuing to open stores or maintain our current growth levels. In addition, there can be no assurance that the opening of new stores in existing markets will not have an adverse effect on sales at existing stores in these markets.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

1.	political instability;

2.	increased security requirements applicable to imported goods;

3.	imposition or increases of duties, taxes and other charges on imports;

4.	imposition of quotas on imported merchandise;

5.	currency and exchange risks;

6.	delays in shipping; and

7.	increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business will depend on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control. This may result in our inability to obtain sufficient quantities of merchandise or increase our cost, thereby negatively impacting sales, gross profit and net earnings.

Our business would be severely disrupted if our distribution centers were to shut down.

The distribution of our dressbarn products is centralized in one distribution center in Suffern, New York and the distribution of our maurices products is centralized in one distribution center in Des Moines, Iowa. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If either of these distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace either distribution center.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations.

Our sales are dependent in part on a high volume of strip shopping center and mall traffic. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations and competition for suitable store locations is intense. We cannot assure you that desirable store locations will continue to be available.

Our management information systems may fail and cause disruptions in our business.

We rely on our existing management information systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. Any disruption in the operation of our management information systems, or our failure to continue to upgrade, integrate or expend capital on such systems as our business expands, would have a material adverse effect on our business.

Our business could suffer as a result of a manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers manufacture these goods. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could cause us to miss sales of seasonal items, which could have a material adverse effect on our sales, gross margins, financial condition and results of operations.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Many of our competitors have greater financial and other resources than we have and thus may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if an existing manufacturer of the goods that we sell must be replaced, we may have to increase purchases from our third-party manufacturers and we cannot guarantee we will be able to do so either at all or on terms that are acceptable to us. This may negatively affect our sales and net earnings. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produces products for us exclusively.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and therefore adversely affect our sales and net earnings.

Our operating results fluctuate from season to season.

We have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that characterizes the Christmas shopping season. maurices has historically experienced losses or lower revenues in January, reflecting the decrease in demand following the Christmas shopping season. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, the number and timing of new store openings and store closings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays and changes in our merchandise mix.

Our operating results fluctuate from year to year.

dressbarn earnings and maurices’ earnings have fluctuated from year to year. In addition, dressbarn and maurices’ results of operations may fluctuate materially from year to year depending on, among other things, net sales contributed by new stores, number and timing of new store openings and closings, write-offs, increases or decreases in comparable store sales, adverse weather conditions and changes in our merchandise mix.

Existing and increased competition in the women’s retail apparel industry may reduce our net revenues, profits and market share.

The women’s retail apparel industry is highly competitive. We compete primarily with department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence. As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, because maurices competes in small markets, its operations may be adversely affected if a larger competitor were to open stores in a significant number of small markets where maurices has stores.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts of our management. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.

A decline in general economic conditions may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, salaries, wage rates, the availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits and mall traffic, which may result in lower net sales by us. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

We reported a material weakness in our internal controls over financial reporting in Fiscal 2005. Failure to remediate the material weakness could negatively impact our business and the price of our common stock.

We concluded that a material weakness existed in our internal control over financial reporting as of July 30, 2005. We are in the process of remediating our deficiencies in internal control over financial reporting by hiring a new Director of Financial Reporting and we plan to hire additional accounting and tax personnel in addition to engaging third party tax and financial consultants to ensure that adequate resources exist to implement policies and procedures needed to remediate the deficiencies in internal control over financial reporting that existed at July 30, 2005. The Company intends to provide ongoing training to enhance the abilities of internal financial personnel. The Company is also instituting quality control standards, improving the quality of its accounting staff through training and education and insuring that all accounting personnel understand the accounting regulations and standards to address the identified deficiencies that exist in its internal control over financial reporting.

We cannot assure you that our disclosure controls, procedures and internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Our failure to remediate the material weakness could negatively impact our business and the price of our common stock.

ITEM 2.	PROPERTIES

We lease all of our stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all stores operated by us on July 30, 2005, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

	Leases	Number with	Number Without
Fiscal Years	Expiring	Renewal Options	Renewal Options

2006	270	109	161
2007	275	183	92
2008-2010	523	380	143
2011 and thereafter	204	140	64

Total	1,272	812	460

New store leases generally provide for a base rent of between $11 and $30 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 30, 2005, and excluding locations acquired after July 30, 2005, for Fiscal 2006 are approximately $118.9 million. In addition, we are also responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

Most of the store leases give us the right to terminate the lease at little or no cost if certain specified sales volumes are not achieved. This affords us greater flexibility to close underperforming stores. Usually these provisions are operative only during the first few years of the lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. We often receive tenant improvement allowances from landlords to offset these initial investments. Our stores are typically profitable within the first 12 months of operation.

We own a 510,000 square foot office and distribution center in Suffern, New York. The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by the Company. The remainder of the rentable square footage is 100% leased through 2012. The purchase of the Suffern facility was financed with a mortgage that is collateralized by a mortgage lien on the Suffern facility. Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33% are due monthly through July 2023. The Company receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Earnings. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three adjacent office buildings totaling 150,564 square feet. We also own maurices’ distribution center, which has 360,000 square feet of space and is located in Des Moines, Iowa.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:

Name	Age	Positions

Elliot S. Jaffe	79	Chairman of the Board, Co-Founder and Director

David R. Jaffe	46	President, Chief Executive Officer and Director

Vivian Behrens	52	Senior Vice President and Chief Marketing Officer

Armand Correia	59	Senior Vice President and Chief Financial Officer

Gene Wexler	50	Senior Vice President, General Counsel, and Assistant Secretary

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

Ms. Vivian Behrens started with the Company in September 2002 as Senior Vice President, Marketing. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc. Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was a member of the Company’s Board of Directors from 2001 to 2002.

Mr. Armand Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

Mr. Gene Wexler has been Senior Vice President and General Counsel since August 29, 2005. He has been an Assistant Secretary of the Company since September 29, 2005. He previously served as Vice President, General Counsel and Secretary for Del Laboratories from September 1999 until April 2005.

The Company’s officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Prices of Common Stock

The Common Stock of The Dress Barn, Inc. is quoted on the NASDAQ National Market under the symbol DBRN.

The table below sets forth the high and low closing prices as reported on the NASDAQ National Market for the last eight fiscal quarters.

	Fiscal 2005		Fiscal 2004
Fiscal Period	High	Low	High	Low

First Quarter	$19.45	$15.41	$14.53	$12.30
Second Quarter	$19.49	$15.19	$15.86	$13.90
Third Quarter	$20.75	$16.51	$18.72	$14.74
Fourth Quarter	$24.93	$16.73	$18.10	$15.56

Number of Holders of Record

As of September 27, 2005, we had approximately 270 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,585,451	$11.97	1,711,117
Equity compensation plans not approved by security holders	–	–	–
Total	2,585,451	$11.97	1,711,117

Issuer Purchases of Equity Securities(1)
Quarter Ending July 30, 2005

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

May 1, 2005 through May 28, 2005	–	N/A	–	1,979,857
May 29, 2005 through July 2, 2005	–	N/A	–	1,979,857
July 3, 2005 through July 30, 2005	–	N/A	–	1,979,857

(1)
The Company has a $75 million Stock Buyback Program (the “Program”) which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The remaining authorized amount for stock repurchases under the Program was $48 million. The Program has no expiration date.

(2)	Based on the closing price of $24.38 at July 29, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except earnings per share and store operating data

	Fiscal Year Ended
	July 30, 2005	July 31, 2004 (as restated)	July 26, 2003	July 27, 2002	July 28, 2001
	(3)	(4)
Net sales	$1,000,264	$754,903	$707,121	$717,136	$695,008
Cost of sales, including occupancy and buying costs	621,656	472,198	451,579	452,216	440,817
Gross profit	378,608	282,705	255,542	264,920	254,191

Selling, general and administrative expenses	286,751	212,477	194,005	188,056	182,598
Depreciation and amortization	34,457	23,197	22,262	24,631	25,146
Litigation (2)	(35,329)	3,329	32,000	–	–
Operating income	92,729	43,702	7,275	52,233	46,447

Interest income	1,735	2,204	3,332	5,458	8,949
Interest expense	(10,230)	(1,959)	(164)	–	–
Other income	1,526	1,526	779	–	–
Earnings before income taxes	85,760	45,473	11,222	57,691	55,396

Income taxes	33,200	14,541	4,039	20,769	20,219
Net earnings	$52,560	$30,932	$7,183	$36,922	$35,177

Earnings per share – basic (1)	$1.76	$1.05	$0.23	$1.01	$0.96
Earnings per share – diluted (1)	$1.72	$1.03	$0.22	$0.98	$0.94

Balance sheet data:
Working capital	$27,395	$153,106	$126,138	$234,576	$201,241
Total assets	$716,245	$489,316	$449,787	$487,838	$434,082
Long-term debt	$155,900	$31,988	$33,021	$–	$–
Shareholders' equity	$313,128	$252,958	$217,421	$325,642	$289,005

Percent of net sales:
Cost of sales, including occupancy and buying costs	62.1%	62.6%	63.9%	63.1%	63.4%
Gross profit	37.9%	37.4%	36.1%	36.9%	36.6%
Selling, general and administrative expenses	28.7%	28.1%	27.4%	26.2%	26.3%
Litigation	(3.5%)	0.4%	4.5%	–	–
Operating income	9.3%	5.8%	1.0%	7.3%	6.7%
Net earnings	5.3%	4.1%	1.0%	5.1%	5.1%

(1) All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, distributed May 31, 2002.
(2) See Note 7 to the consolidated financial statements.
(3) Includes the impact of the acquisition of Maurices Incorporated. See Note 2 to the consolidated financial statements.
(4) See Note 3 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. Fiscal 2005 refers to our fiscal year ended July 30, 2005, Fiscal 2004 refers to our fiscal year ended July 31, 2004, and Fiscal 2003 refers to our fiscal year ended July 26, 2003. Fiscal 2005 and Fiscal 2003 were 52-week periods. Fiscal 2004 was a 53-week period. Fiscal 2006 refers to our fiscal year that will end on July 29, 2006. For certain comparisons, we compare Fiscal 2005 results to the 52-week period ended July 24, 2004 (Fiscal 2004 less the 53rd week).

Restatement of Financial Statements

We concluded that our Consolidated Financial Statements should be restated. These corrections did not affect the net increase or decrease in cash and cash equivalents and had no impact on the Company’s consolidated balance sheets, net earnings, consolidated statement of shareholders’ equity and comprehensive income, and earnings per share. See Note 3 to the consolidated financial statements of this Annual Report on Form 10-K for details of the restatements. The following Management’s Discussion and Analysis gives effect to the restatement.

Overview

We operate a chain of primarily women’s apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old-woman and, to a lesser extent, the casual apparel needs of the 17 to 34 year-old-male.

The retail environment remains very competitive. With the acquisition of Maurices Incorporated, we have diversified our core business and believe it will improve our future growth potential. The addition of maurices will allow us to broaden our demographic reach and diversify our retail base. We expect to continue our strategy of opening new stores while closing under-performing locations. Store expansion will focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. For Fiscal 2006 we are currently projecting net square footage growth in the mid single-digit percentage range. Hurricane Katrina caused extensive damage to portions of the southeast United States, including areas where certain of the Company’s retail stores are located. The Company carries property and casualty insurance with deductibles on its retail store locations, and is currently assessing the impact of the hurricane on its stores located within the affected areas as well as actions it may take with respect to its affected associates, its business, and other consequences of the hurricane. We do not believe that the related costs will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	July 30, 2005		July 31, 2004	July 26, 2003

Net sales growth	32.5%	(1)	6.8%	(1.4%)
Comparable store sales growth	5.0%		1.9%	(4.6%)
Merchandise margins	54.4%		55.1%	54.7%
Square footage growth	25.6%	(1)	2.9%	4%
Total store count	1,272	(1)	776	772
Diluted earnings per share	$1.72		$1.03	$0.22
S,G &A as a percentage of sales	28.7%		28.1%	27.4%
Capital expenditures (in millions)	$31.4		$33.9	$67.1

(1) Increase mainly due to the acquisition of Maurices Incorporated in January 2005

Our methodology for determining same store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage changes). If a single-format store is converted into a Combo store, the additional sales are not included in the calculation of same store sales. The determination of which stores are included in the same store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from same store sales beginning with the fiscal month the store actually closes. maurices same store sales were calculated in the same manner as dressbarn using historical pre-acquisition data as comparison.

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), all occupancy costs excluding depreciation and all costs associated with our buying and distribution functions. Our cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities like us exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.

During the fourth quarter, we concluded that we should disclose reportable segments to reflect the impact of our acquisition of Maurices Incorporated. We believe that maurices is a reportable segment due management’s review of maurices’ separately available operating results and other financial information to regularly assess their performance for decision-making purposes. maurices is discussed separately in the following Management’s Discussion and Analysis, as appropriate.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 30, 2005	July 31, 2004	July 26, 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales, including occupancy and buying costs	62.1%	62.6%	63.9%
Selling, general and administrative expenses	28.7%	28.1%	27.4%
Depreciation and amortization	3.4%	3.1%	3.1%
Litigation	(3.5%)	0.4%	4.5%
Interest income	0.2%	0.3%	0.5%
Interest expense	(1.0%)	(0.3%)	–
Earnings before income taxes	8.6%	6.0%	1.6%
Net earnings	5.3%	4.1%	1.0%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Our results for Fiscal 2005 were favorably impacted by the acquisition of Maurices Incorporated in January 2005. Net sales increased by 32.5% to $1 billion in Fiscal 2005, from $755 million in Fiscal 2004. The following table details the net sales by brand;

(Amounts in millions, except comparable store sales % increases)	Fiscal 2005		Fiscal 2004
	Net Sales	Comparable store sales % increase	Net Sales	Comparable store sales % increase
dressbarn and dressbarn woman brands	$788.2	5%	$754.9	2%
maurices brand	212.1	4%	–	–
Total Company	$1,000.3	5%	$754.9	2%

The net sales increase from fiscal 2004 was mainly due to the accretive impact of the acquisition of Maurices Incorporated coupled with a 5.0% increase in total company same store sales. Same store sales are the primary means most retailers use to evaluate their sales performance. The same store sales increase was the result of several factors including increased customer traffic to our stores and more customer transactions. We believe the increase in the number of customer transactions was the result of continuing customer acceptance of our more updated and fashionable merchandise assortment and intensified marketing and store presentation efforts. Among the categories that helped increase net sales were jewelry, knitwear, blouses, and woven tops.

Gross Profit

Gross profit (net sales less cost of goods sold, including occupancy and buying costs), increased 33.9% to $378.6 million, or 37.9% of net sales, in Fiscal 2005 from $282.7 million, or 37.4% of net sales in Fiscal 2004. The increase in gross profit as a percentage of net sales is due to increased sales in higher margins categories such as jewelry, the leverage on buying costs gained from the acquisition of Maurices Incorporated and increased same store sales. Excluding the fifty-third week from Fiscal 2004, gross profit would have been $276.9 million, or 37.3% of net sales.

SG&A

Selling, general and administrative (SG&A) expenses increased to $286.8 million, or 28.7% of net sales in Fiscal 2005 from $212.5 million or 28.1% of net sales in Fiscal 2004. Excluding the fifty-third week from Fiscal 2004, SG&A would have been $209.2 million, or 28.1% of net sales. The increase of 60 basis points was primarily driven by an increase in management incentive compensation and increased costs associated with Sarbanes-Oxley compliance. We continue to focus on controlling our costs and enhancing productivity, which we believe will improve SG&A expense as a percentage of sales in the future.

Depreciation and Amortization

Depreciation expense increased to $34.5 million in Fiscal 2005, versus $23.2 million in Fiscal 2004. The increase was largely the result of the acquisition of Maurices Incorporated in January 2005.

Litigation

As a result of the Supreme Court of Connecticut's decision to reverse an approximately $32 million jury verdict, the Company reversed the litigation charge incurred when the judgment was entered in Fiscal 2003. The judgment was subject to post-judgment interest at the rate of 10% per annum, which the Company accrued. Following the reversal of the judgment the escrow account established in connection the appeal, which included the post-judgment interest, was released, resulting in $35.3 of income to the Company, which included the interest paid into the escrow fund. Refer to Note 7 of the consolidated financial statements for further details of this litigation.

Interest Income

Interest income decreased to $1.7 million for Fiscal 2005 from $2.2 million for fiscal 2004. The decrease was due to the reduction of interest earned from investments in marketable securities, which were liquidated during Fiscal 2005. The proceeds from the sales of marketable securities were used in the acquisition of Maurices Incorporated.

Interest Expense

Interest expense for Fiscal 2005 was $10.2 million as compared to $1.9 million in Fiscal 2004. The increase is primarily due to the issuance of $115 million of 2.50% Convertible Senior Notes in December 2004 and borrowings under a Senior Secured Credit Facility. Refer to Note 5 to the consolidated financial statements. The remaining interest expense represents the mortgage interest from the financing of our Suffern facility in July 2003 (a 5.3% fixed rate over a 20 year term).

Other Income

Other income for Fiscal 2005 remained at $1.5 million, which is the same as Fiscal 2004. Other income represents income from unaffiliated tenants of our distribution/office facility in Suffern, New York.

Provision for Income Taxes

The effective tax rate for Fiscal 2005 was 38.7% versus 32.0% in Fiscal 2004. The increase in effective tax rate is mainly due to prior year favorable resolution of certain tax audits, which reduced the effective tax rate in Fiscal 2004. We also had less tax-free interest in Fiscal 2005 because of the sales of municipal bond investments, the proceeds of which were used in the acquisition of Maurices Incorporated. Our effective tax rate was also influenced by the reversal of the litigation charge in Fiscal 2005. Refer to Note 9 to the Consolidated Financial Statements for additional details of our income tax amounts.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Our results for Fiscal 2004 were favorably impacted by an extra reporting week. Net sales increased by 6.8% to $754.9 million for Fiscal 2004, from $707.1 million in Fiscal 2003. Net sales for the fifty-two week period ended July 24, 2004, were $743.2 million, an increase of $36.1 million or 5.1% from the prior year. The increase from Fiscal 2003 was due to a 1.9% increase in same store sales, as well as a 2.9% increase in average store square footage. Same store sales are the primary means most retailers use to evaluate their sales performance. Same store sales represented approximately 86% of total sales for fiscal 2004. The increase in store square footage was due to the opening of 53 new stores, primarily combination dressbarn/dressbarn woman stores, which carry both dressbarn and dressbarn woman merchandise, offset in part by the square footage reduction from the closings of 47 underperforming stores. The Company had 776 stores in operation at July 31, 2004 compared to 772 stores in operation as of July 26, 2003.

The sales increase was the result of several factors. More customer traffic to its stores resulted in more customer transactions and higher sales associate productivity and increased jewelry sales resulted in increased units sold per transaction. These factors were partially offset by a slight decrease in the average price per transaction due primarily to an increase in jewelry sales. The Company believes the increase in the number of customer transactions was the result of greater customer acceptance of the Company’s more updated and fashionable merchandise assortment and intensified marketing and store presentation efforts.

Gross Profit

Gross profit (net sales less cost of goods sold, including occupancy and buying costs), increased 10.6% to $282.7 million, or 37.4% of net sales, in fiscal 2004 from $255.5 million, or 36.1% of net sales in fiscal 2003. The increase in gross profit as a percentage of net sales, is due to higher maintained margins, the leverage on buying costs gained from increased same store sales, and the leverage from the extra fifty-third week of net sales on fixed occupancy costs. For the fifty-two weeks, gross profit was 37.3% of net sales.

SG&A

Selling, general and administrative (SG&A) expenses increased by 9.5% to $212.5 million, or 28.1% of net sales, in Fiscal 2004 from $194 million or 27.4% of net sales, in Fiscal 2003. For the fifty-two weeks, SG&A increased by 8% to $209.6 million, or 27.8% of net sales from $194 million, or 27.4% of net sales last fiscal year. The increase of 40 basis points reflects lack of sales leverage, increased marketing expense, a higher number of closed stores (47 stores closed in Fiscal 2004 versus 28 stores closed in Fiscal 2003) and related write-offs ($4.9 million in Fiscal 2004 versus $1.5 million in Fiscal 2003), as well as increased costs associated with impending Sarbanes-Oxley compliance and training costs for the Company’s new POS system. The Company continues to focus on controlling its costs and enhancing productivity.

Other Income

Other income for Fiscal 2004 increased 95.9% to $1.5 million from $0.8 million in Fiscal 2003. The Company received a full year’s rent versus a partial year in Fiscal 2003 by Dunnigan Realty, LLC from the unaffiliated tenants of the Suffern facility. In January 2003 Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, acquired a distribution/office facility in Suffern, New York (the “Suffern facility”), of which the major portion is the Company’s corporate offices and distribution center.

Depreciation and Amortization

Depreciation expense increased by 4.2% to $23.2 million in Fiscal 2004, versus $22.3 million in Fiscal 2003. The increase resulted from the first year depreciation of the new Point of Sale (POS) system, and the first full year of depreciation of the Company headquarters.

Litigation

The current year litigation amount of $3.3 million related to the accrual of interest under an escrow account established in connection with the appeal of a $32 million jury verdict against the Company. The judgment was subject to post-judgment interest at the rate of 10% per annum, which the Company accrued.

Interest Income

Interest income decreased by 33.9% to $2.2 million for Fiscal 2004 from $3.3 million for Fiscal 2003. The decrease was due primarily to a reduction in funds available for investment for most of the fiscal year after the purchase of the Company headquarters for $45.4 million in the fourth quarter of 2003, partially offset by an increase in interest rates.

Interest Expense

Interest expense for the fiscal year was $2.0 million. The interest expense mainly represents the mortgage interest from the financing of the Suffern facility in July 2003 (a 5.3% fixed rate over a 20 year term).

Provision for Income Taxes

The effective tax rate for Fiscal 2004 was 32.0% versus 36.0% in Fiscal 2003. The decrease resulted from the reversal of certain income tax reserves of approximately $2.0 million. Such reversal resulted from the Company finalizing certain pending tax audits.

Net Earnings

Net earnings for Fiscal 2004 increased to $30.9 million from $7.2 million in Fiscal 2003. Net earnings were favorably impacted by approximately $1.6 million or $0.05 per share by the extra reporting week in Fiscal 2004. Diluted earnings per share also increased to $1.03 per share versus $0.22 per share in Fiscal 2003. Diluted earnings in Fiscal 2003 were negatively impacted by a $32.0 million litigation charge (or $20.3 million or $0.64 per diluted share after tax). Operating income for Fiscal 2004 increased to $43.7 million from $7.3 million in Fiscal 2003. The change in operating income was primarily due to the $32.0 million litigation charge recorded in Fiscal 2003.

Liquidity and Capital Resources

We invested $328 million in connection with our acquisition on Maurices Incorporated in Fiscal 2005. The funds for this investment were raised by issuance of $115 million of convertible senior notes, $100 million borrowed under the Senior Credit Facility, as described in Note 5 to Consolidated Financial Statements and below, and the proceeds from the sale of marketable securities. As of July 30, 2005, we had repaid $90 million under the Senior Credit Facility. The outstanding balance of $10 million was repaid subsequent to July 30, 2005.

At July 30, 2005, the Company had cash, cash equivalents, restricted cash and marketable securities of $43 million as compared to $177 million as of July 31, 2004. The decrease in cash, cash equivalents, restricted cash and marketable securities was primarily driven by our investment in Maurices Incorporated.

Our cash, cash equivalents, and marketable securities are highly liquid investments and consist of term deposits and investments in money market funds with commercial banks and financial institutions, and municipal bonds that can readily be converted to cash. Working capital was $27 million at July 30, 2005. We also had $240 million available borrowing capacity at July 30, 2005 under the Senior Credit Facility.

Net cash provided by operations was $106 million for Fiscal 2005 compared with $58 million for Fiscal 2004. Cash flows from operating activities for the period were primarily generated by net earnings of $53 million, plus non-cash charges for depreciation and amortization $34 million, plus a non-cash charge for deferred income tax expense of $26 million, plus non-cash charges for provision for impairments and asset disposals of $6 million, plus other non-cash charges totaling $10 million, and less $23 million due to changes in working capital account balances. Such working capital changes are detailed on the Consolidated Statements of Cash Flows, include a $17 million use of cash related to increase in inventories mainly due to the Maurices Incorporated acquisition, a $36 million reduction in accrued expenses related the litigation settlement, $6 million from the decrease in the income taxes payable balance, offset by $23 million in a larger trade payable balance.

During Fiscal 2005, we invested approximately $328 million in Maurices Incorporated. This investment was funded from the issuance of $115 million of 2.5% Convertible Senior Notes, a $100 million term loan in connection with our $250 million Senior Credit Facility, and from the net sale of marketable securities of $122 million. Subsequent to the acquisition of Maurices Incorporated we repaid approximately $90 million of borrowings under the Senior Secured Credit Facility. We also purchased $31 million of property and equipment mainly due to expenditures for new stores. We plan to invest approximately $46 million in capital expenditures during Fiscal 2006. We also paid approximately $8 million in fees related to the 2.5% Convertible Senior Notes and Senior Credit Facility. We also received approximately $6 million from the proceeds of stock options exercises.

The Senior Credit Facility provides a $150 million revolving line of credit that gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our expanded business. We believe that our cash and cash equivalents, together with cash flow from operations, along with the Senior Credit Facility will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures in Fiscal 2006 and beyond. As of the date of this filing, we had not utilized the revolving credit facility.

We do not have any undisclosed material transactions or commitments involving related persons or entities. We held no material options or other derivative instruments at July 30, 2005. We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

Dunnigan Realty, LLC, a wholly-owned consolidated subsidiary of the Company, purchased the Suffern facility, of which the major portion is our corporate offices and dressbarn distribution center, for approximately $45.3 million utilizing internally generated funds. Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility.

In Fiscal 2006, we plan to open approximately 100 additional stores and continue our store remodeling program. Total Fiscal 2006 capital expenditures, which are primarily attributable to the Company's store opening, renovation and refurbishment programs, are expected to be approximately $46 million. The Company intends to focus on both expanding in existing major trading markets and developing and expanding into new markets. We believe that cash and cash equivalents, together with cash flow from operations, will be adequate to fund our proposed capital expenditures and other anticipated obligations.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 30, 2005 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond

Operating lease obligations	$1,237,642	$118,944	$248,221	$247,878	$622,599
Mortgage principal and interest	49,816	2,768	5,535	5,535	35,978
Convertible Senior Notes and interest	169,625	2,875	5,750	5,750	155,250
Term loan and interest	12,563	513	1,025	11,025	–
	$1,469,646	$125,100	$260,531	$270,188	$813,827

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond

Trade letters of credit	$51,504	$51,504	$–	$–	$–
Standby letters of credit	5,247	5,247	–	–	–
Firm purchase orders	294	294	–	–	–
	$57,045	$57,045	$–	$–	$–

In addition to the commitments represented in the above table, we enter into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with our private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Substantially all of our merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

Seasonality

The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the Christmas shopping season in recent years. We expect this trend to continue for Fiscal 2006. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in same store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in our merchandise mix.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to merchandise inventories, long-lived assets, insurance reserves, income taxes, stock-based employee compensation, claims and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the Company’s financial statements.

Revenue Recognition

While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits do not have expiration dates and the Company’s policy is not to reduce the liability for unredeemed gift certificates or merchandise credits that will eventually be remitted to the states under their escheat laws until such time as amounts are remitted to a state. The Company has reserved for estimated product returns based on historical return trends.

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In First Out (FIFO) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. The Company includes in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs excluding depreciation and all costs associated with our buying and distribution functions. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in January and July to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first and third fiscal quarters of the fiscal year. The Company continuously reviews its inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, the Company’s gross margins could increase or decrease and, accordingly, affect its financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on the Company’s results of operations.

Impairment of Long-lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows are identified at the individual store level. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 30, 2005 and July 31, 2004, these reserves were $8.3 million and $5.6 million, respectively, and were included in “Other accrued expenses” on the consolidated balance sheets.

Claims and Contingencies

The Company is subject to various claims and contingencies related to insurance, taxes and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its worker’s compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis, and other relevant data. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. The Company accrues its estimate of probable settlements of Federal and State tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Litigation

The Company is subject to various claims and contingencies relating to litigation arising out of the normal course of business. If the Company believes the likelihood of an adverse legal outcome is probable and the amount is estimable it accrues a liability in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) the Company does not amortize goodwill or intangible assets with indefinite lives but, rather, the Company is required to evaluate goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices products, a change in the competitive environment or other industry and economic factors. Goodwill and intangible assets with indefinite lives are evaluated for impairment annually under the provisions of SFAS 142. The Company’s annual assessment date is on or about June 30th. In addition, while we have concluded that the fair value of goodwill and other intangible assets with indefinite lives exceeds the carrying value as of July 30, 2005, changes in maurices estimated future cash flows could require us to record impairment charges on these assets.

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

For construction allowances and rent holidays, the Company records a deferred rent liability in “Other accrued expenses” and “Deferred rent” on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to “Cost of sales including occupancy and buying costs” on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in “Other assets” on the consolidated balance sheets and then amortizes the deferred rent over the terms of the leases as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other accrued expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Income Taxes

The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by current tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Stock-based Compensation

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-based Compensation. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-based Compensation, Transition and Disclosure, and related pronouncements.

We account for stock options and warrants granted to non-employees based on the fair value of the stock option or warrant using the Black-Scholes option-pricing model based on assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date.

In December 2004, the Financial Accounting Standards (FASB) issued SFAS 123 (revised 2004) statement, Share-Based Payment, (SFAS 123R), which addresses the accounting for share-based awards to employees, including those made under employee stock purchase plans. SFAS 123R requires companies to recognize fair value of stock options and other stock-based compensation to employees in their statements of operations. The effective date of SFAS 123R for us is July 31, 2005. Because we currently account for our stock-based compensation plans in accordance with APB Opinion No. 25, we expect the adoption of SFAS 123R will have a material effect on our financial statements beginning in the first quarter of Fiscal 2006. Although we cannot precisely estimate the future impact of adopting SFAS 123R because it will depend on several factors including future stock price volatility and the levels of share-based awards granted in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term money market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

Currently, we maintain approximately 100% of our cash and investments in financial instruments with original maturity dates of three months or less. The Company does not believe that an adverse change in interest rates would have a material affect on the Company’s financial condition.

Our outstanding long-term liabilities as of July 30, 2005 consisted of $32.0 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, the Company issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, the Company’s results of operations would not be affected by interest rate changes. On July 29, 2005 the market value of the convertible senior notes was over the $1,000 par value selling at $1,329.92 trading on the PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company also entered into a $250 million senior credit facility with a group of banks on December 14, 2004. Under that senior credit facility, the Company borrowed $100 million under a variable rate term loan and has available a revolving credit facility with borrowings of up to $150 million at a variable rate. At July 30, 2005, the Company had $10 million outstanding under the term loan and had no borrowings under the revolving credit facility. The term loan was paid in full with a voluntary payment of $10 million in September 2005.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

The Company holds no material options or other derivative instruments at July 30, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of The Dress Barn, Inc. and subsidiaries are filed together with this report: See Index to Financial Statements, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of July 30, 2005. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 30, 2005 for the reasons discussed below related to a material weakness in the Company’s internal control over financial reporting.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 30, 2005 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We excluded from our assessment the internal control over financial reporting at Maurices Incorporated, which was acquired effective as of January 2, 2005, and whose financial statements reflect total assets and net sales constituting 10% and 21%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended July 30, 2005.

A material weakness (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)) is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness”, the deficiencies described below indicate the existence of a “material weakness” in the Company’s design or operation of internal control over financial reporting. Based on that, management concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants.

Certain deficiencies were identified in the design and operation of the Company’s controls with respect to the process of preparing and reviewing the annual and interim financial statements. The deficiencies identified resulted from inadequate resources in the financial reporting and income tax departments and lack of appropriate technical training of such resources in matters relating to the preparation of the financial statements and footnotes and the accounting for income taxes. The deficiencies include the lack of an appropriate review of the financial statements and footnote disclosures, lack of documentation to support the financial statements and footnotes, and ineffective controls to determine and monitor compliance with generally accepted accounting principles. As a result of these deficiencies, significant modifications to the financial statements and disclosures were necessary to present the annual financial statements for the year ended July 30, 2005 in accordance with generally accepted accounting principles. Such modifications affected income taxes and various footnote and financial statement disclosures. In addition, these deficiencies resulted in errors and the restatement of the Company’s previously issued 2004, 2003, and 2002 annual financial statements and the quarterly financial statements for the 2005 first and second fiscal quarters. These restatements have been previously disclosed in the Company’s consolidated financial statements, which were filed on Form 10-K/A and Forms 10-Q/A. Due to the significance of the 2005 adjustments, the previous restatements, the potential pervasive effect of the identified deficiencies on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process in the aggregate, there is more than a remote likelihood that a material misstatement in future annual or interim financial statements could occur that would not be prevented or detected in the absence of improvements in the Company’s internal controls over financial reporting.

Based on its evaluation, management concluded that its internal control over financial reporting was not effective as of July 30, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting. Subsequent to July 30, 2005, the Company hired a new Director of Financial Reporting and plans on hiring additional accounting and tax personnel and engaging third party tax and financial consultants to ensure that adequate resources exist to implement the additional policies and procedures needed to remediate the deficiencies in internal control over financial reporting. The Company intends to provide ongoing training to enhance the abilities of internal financial personnel. The Company is instituting quality control standards, improving the quality of its accounting staff through training and education to assist all accounting personnel in understanding the accounting regulations and standards to address the identified deficiencies that exist in its internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, which is included in Item 9A(b), that The Dress Barn, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 30, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Maurices Incorporated ("Maurices"), which was acquired on January 3, 2005, and whose financial statements reflect total assets and sales constituting 10% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at Maurices. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: Certain deficiencies were identified in the design and operation of the Company’s controls with respect to the process of preparing and reviewing the annual and interim financial statements. The deficiencies identified resulted from inadequate resources in the financial reporting and income tax departments and lack of appropriate technical training of such resources in matters relating to the preparation of the financial statements and footnotes and the accounting for income taxes. The deficiencies include the lack of an appropriate review of the financial statements and footnote disclosures, lack of documentation to support the financial statements and footnotes, and ineffective controls to determine and monitor compliance with generally accepted accounting principles. As a result of these deficiencies, significant modifications to the financial statements and disclosures were necessary to present the annual financial statements for the year ended July 30, 2005 in accordance with generally accepted accounting principles. Such modifications affected income taxes and various footnote and financial statement disclosures.  In addition, these deficiencies resulted in errors and the restatement of the Company’s previously issued 2004, 2003, and 2002 annual financial statements and the quarterly financial statements for the 2005 first and second fiscal quarters. Due to the significance of the adjustments, the previous restatements, the potential pervasive effect of the identified deficiencies on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process in the aggregate, there is more than a remote likelihood that a material misstatement in future annual or interim financial statements could occur that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the related financial statement schedule as of and for the year ended July 30, 2005, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of July 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 30, 2005, and the related financial statement schedule included in the index at Item 15a.2, and our report dated October 12, 2005 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
October 12, 2005

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

ITEM 15.	(a)(1) FINANCIAL STATEMENTS

ITEM 15.	(a) (2) FINANCIAL STATEMENT SCHEDULE

Schedule II-Valuation and Qualifying Accounts for the years ended July 30, 2005, July 31, 2004 and July 26, 2003

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15.	(b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

Exhibit		Incorporated By
Number	Description	Reference From

3.1	Amended and Restated Certificate of Incorporation	(1)
3.2	Amended and Restated By-Laws	(13)
3.3	Amendments to Amended and Restated Certificate of Incorporation	(5)
4.	Specimen Common Stock Certificate	(1)
10.1	Purchase and Sale Agreement - 30 Dunnigan Drive, Suffern NY	(17)
10.2*	1993 Incentive Stock Option Plan	(10)
10.3*	Employment Agreement With Burt Steinberg	(14)
10.4*	Agreement Terminating Agreement for Purchase of Certain Stock from Elliot S. Jaffe upon death	(6)
10.5*	Agreement Terminating Agreement for Purchase of Certain Stock from Roslyn S. Jaffe upon death	(6)

Exhibit		Incorporated By
Number	Description	Reference From

10.6	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(1)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(8)

10.7*	The Dress Barn, Inc. 1987 Non-Qualified Stock Option Plan	(5)
10.8*	Nonqualified Stock Option Agreement with Armand Correia	(7)
10.9*	Nonqualified Stock Option Agreement with Elliot Jaffe	(7)
10.10*	Nonqualified Stock Option Agreement with Burt Steinberg	(7)
10.11	Lease between Dress Barn, Inc. and Dunnigan Realty, LLC for Office and Distribution Space in Suffern, New York	(18)
10.12*	The Dress Barn, Inc. 1995 Stock Option Plan	(11)
10.13	Split Dollar Agreement between Dress Barn, Inc. and Steinberg Family Trust f/b/o Michael Steinberg	(12)
10.14	Split Dollar Agreement between Dress Barn, Inc and Steinberg Family Trust f/b/o Jessica Steinberg	(12)
10.15*	Split Dollar Agreement between Dress Barn, Inc. and Jaffe 1996 Insurance Trust	(12)
10.16*	The Dress Barn, Inc. 2001 Stock Option Plan	(14)
10.17*	Employment Agreement with Elliot S. Jaffe	(15)
10.18*	Employment Agreement with David R. Jaffe	(15)
10.19*	Employment Agreement with Vivian Behrens	(16)
10.20	Mortgage Agreement- Dunnigan Realty, LLC	(18)
10.21*	2001 Stock Incentive Plan	(19)
10.22	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(20)
10.23	The Dress Barn Inc. Senior Credit Facility	(21)
10.24	Acquisition of Maurices Incorporated	(21)
10.25*	Employment Agreement with Gene Wexler
14.	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(18)
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of President and Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

References as follows:

(1)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)	[Omitted]
(3)	[Omitted]
(4)	[Omitted]
(5)	The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(6)	The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 1990.
(7)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1991.
(8)	The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(9)	[Omitted]
(10)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(12)	The Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.
(13)	The Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
(14)	The Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.
(15)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.
(16)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.
(17)	The Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2003.
(18)	The Company's Annual Report on Form 10-K for the fiscal year ended July 26, 2003.
(19)	The Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2005.
(20)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 02, 2005.
(21)	The Company’s Report on Form 8-K filed January 06, 2005.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 15.	(c) EXHIBITS

All exhibits are incorporated by reference as shown in Item 15(b), except Exhibits 10.25, 21, 23, 31.1, 31.2, 32.1 and 32.2, which are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DRESS BARN, INC.

By:	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE	Chairman of the Board	10/12/05
Elliot S. Jaffe

/s/ ROSLYN S. JAFFE	Director and Secretary and Treasurer	10/12/05
Roslyn S. Jaffe

/s/ DAVID R. JAFFE	Director, President and Chief Executive Officer	10/12/05
David R. Jaffe	(Principal Executive Officer)

/s/ BURT STEINBERG	Director and Executive Director	10/12/05
Burt Steinberg

/s/ KLAUS EPPLER	Director	10/12/05
Klaus Eppler

/s/ EDWARD D. SOLOMON	Director	10/12/05
Edward D. Solomon

/s/ JOHN USDAN	Director	10/12/05
John Usdan

/s/ KATE BUGGELN	Director	10/12/05
Kate Buggeln

/s/ MARC LASRY	Director	10/12/05
Marc Lasry

/s/ ARMAND CORREIA	Chief Financial Officer	10/12/05
Armand Correia	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

 We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal periods ended July 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15a.2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of July 30, 2005 and July 31, 2004, and the results of their operations and their cash flows for each of the three fiscal periods in the year ended July 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 As discussed in Note 3, the accompanying Fiscal 2004 and 2003 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/S/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York

October 12, 2005

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets Amounts in thousands, except share data
	July 30, 2005	July 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$42,434	$15,141
Restricted cash (see Note 1)	100	38,661
Marketable securities and investments (see Note 4)	85	122,700
Merchandise inventories	167,643	116,912
Deferred income tax asset (see Note 9)	–	14,845
Prepaid expenses and other	12,923	8,898
Total Current Assets	223,185	317,157

Property and Equipment:
Land and buildings	58,461	45,391
Leasehold improvements	126,351	93,289
Fixtures and equipment	202,500	173,466
Computer software	36,415	23,302
	423,727	335,448
Less accumulated depreciation and amortization	191,029	172,244
Property and equipment, net	232,698	163,204

Other Intangible Assets, net (see Note 2)	111,243	–
Goodwill (see Note 2)	132,566	–
Other Assets	16,553	8,955
TOTAL ASSETS	$716,245	$489,316

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets Amounts in thousands, except share data
	July 30, 2005	July 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable- trade	$107,702	$66,776
Accrued salaries, wages and related expenses	35,209	21,349
Litigation accrual (see Note 7)	–	36,128
Other accrued expenses	35,237	24,247
Customer credits	12,849	8,970
Income taxes payable	92	5,548
Deferred tax liability	3,612	–
Current portion of long-term debt (see Note 5)	1,089	1,033
Total Current Liabilities	195,790	164,051
Long-term debt (see Note 5)	155,900	31,988
Deferred rent and other	44,194	40,319
Deferred tax liability	7,233	–
Total Liabilities	403,117	236,358

Commitments and Contingencies (see Note 10)

Shareholders' Equity:
Preferred stock, par value $.05 per share:
Authorized- 100,000 shares
Issued and outstanding- none	–	–
Common stock, par value $.05 per share:
Authorized- 50,000,000 shares
Issued- 30,205,341 and 29,638,360 shares, respectively
Outstanding- 30,205,341 and 29,618,660 shares, respectively	1,510	1,482
Additional paid-in capital	73,193	63,554
Retained earnings	239,426	188,757
Treasury stock, to be retired	–	(313)
Accumulated other comprehensive loss	–	(522)
Deferred compensation	(1,001)	–
Total Shareholders’ Equity	313,128	252,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$716,245	$489,316

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except share data

	Fiscal Year Ended
	July 30, 2005	July 31, 2004 (as restated, see Note 3)	July 26, 2003

Net sales	$1,000,264	$754,903	$707,121
Cost of sales, including occupancy and buying costs	621,656	472,198	451,579
Gross profit	378,608	282,705	255,542

Selling, general and administrative expenses	286,751	212,477	194,005
Depreciation and amortization	34,457	23,197	22,262
Litigation (see Note 7)	(35,329)	3,329	32,000
Operating income	92,729	43,702	7,275

Interest income	1,735	2,204	3,332
Interest expense	(10,230)	(1,959)	(164)
Other income	1,526	1,526	779
Earnings before provision for income taxes	85,760	45,473	11,222

Provision for income taxes	33,200	14,541	4,039

Net earnings	$52,560	$30,932	$7,183

Earnings per share:
Basic	$1.76	$1.05	$0.23
Diluted	$1.72	$1.03	$0.22

Weighted average shares outstanding:
Basic	29,785	29,413	31,219
Diluted	30,579	30,120	31,942

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts and shares in thousands)

						Accumulated
						Other
			Additional			Comprehensive		Total
	Common Stock		Paid-In	Retained	Treasury	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Compensation	Equity

Balance, July 27, 2002	36,508	$1,825	$52,209	$271,061	$–	$547	$–	$325,642
Comprehensive income:
Net earnings				7,183				7,183
Unrealized holding loss on marketable securities						(609)		(609)
Total comprehensive income								6,574
Issuance of restricted stock	20	1	264				(265)	–
Amortization of deferred compensation expense							265	265
Tax benefit from exercise of stock options			1,381					1,381
Employee Stock Purchase Plan activity	7		87					87
Shares issued pursuant to exercise of stock options	635	32	4,259					4,291
Purchase of treasury stock	(8,000)				(120,819)			(120,819)
Retirement of treasury stock – Tender Offer		(400)		(120,419)	120,819			–
Balance, July 26, 2003	29,170	1,458	58,200	157,825	–	(62)	–	217,421
Comprehensive income:
Net earnings				30,932				30,932
Unrealized holding loss on marketable securities						(460)		(460)
Total comprehensive income								30,472
Issuance of restricted stock	–		67				(67)	–
Amortization of deferred compensation expense							67	67
Tax benefit from exercise of stock options			1,460					1,460
Employee Stock Purchase Plan activity	5		83					83
Shares issued pursuant to exercise of stock options	464	24	3,744					3,768
Purchase of treasury stock	(20)				(313)			(313)
Balance, July 31, 2004	29,619	1,482	63,554	188,757	(313)	(522)	–	252,958
Comprehensive income:
Net earnings				52,560				52,560
Unrealized gain/(loss) on marketable securities						–		–
Total comprehensive income								52,560
Reversal of unrealized loss on marketable securities						522		522
Issuance of restricted stock	77	4	1,395				(1,399)	–
Amortization of deferred compensation expense							398	398
Tax benefit from exercise of stock options			2,258					2,258
Employee Stock Purchase Plan activity	6		136					136
Shares issued pursuant to exercise of stock options	603	30	5,850					5,880
Purchase of treasury stock	(100)				(1,584)			(1,584)
Retirement of treasury stock		(6)		(1,891)	1,897			–
Balance, July 30, 2005	30,205	$1,510	$73,193	$239,426	$–	$–	$(1,001)	$313,128

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Fiscal Year Ended
	July 30, 2005	July 31, 2004 (as restated, see Note 3)	July 26, 2003 (as restated, see Note 3)

Operating Activities:
Net earnings	$52,560	$30,932	$7,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,457	23,197	22,262
Provision for impairments and asset disposals	6,136	4,906	1,539
Deferred income tax expense (benefit)	25,690	2,491	(5,871)
Deferred rent expense and other	3,875	1,351	1,899
Tax benefit on exercise of unqualified stock options	2,258	1,460	1,381
Amortization of debt issuance cost	3,920	152	–
Increase in cash surrender value of life insurance	(522)	(600)	(1,060)
Deferred compensation	398	67	265
Realized loss / (gain) on sales of securities	579	(15)	(608)
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in merchandise inventories	(17,256)	(6,564)	3,023
Decrease (increase) in prepaid expenses and other	3,780	(1,515)	(3,790)
(Increase) decrease in other assets	(650)	208	456
Increase in accounts payable- trade	22,874	1,686	1,056
Increase in accrued salaries and wages	7,578	2,467	793
(Decrease) increase in litigation accrual	(36,128)	536	31,544
Increase (decrease) in accrued expenses	2,428	(3,108)	813
(Decrease) increase in customer credits	(938)	1,686	634
Decrease in income taxes payable	(5,456)	(1,540)	(1,568)
Total adjustments	53,023	26,865	52,768
Net cash provided by operating activities	105,583	57,797	59,951

Fiscal Year Ended
The Dress Barn, Inc. and Subsidiaries	July 30, 2005	July 31, 2004 (as restated, see Note 3)	July 26, 2003 (as restated, see Note 3

Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	$(328,305)	$–	$–
Return of investment / (investment in) restricted cash	38,561	(38,661)	–
Purchases of property and equipment	(31,381)	(33,867)	(67,071)
Sales and maturities of marketable securities and investments	694,346	258,713	404,430
Purchases of marketable securities and investments	(571,788)	(267,961)	(359,279)
Purchases of long-term investments	–	(900)	–
Net cash used in investing activities	(198,567)	(82,676)	(21,920)

Financing Activities:
Proceeds from issuance of long-term debt	215,000	–	34,000
Payment of long-term debt	(91,033)	(979)	–
Payment for debt issuance cost	(8,122)	(90)	(1,730)
Purchase of treasury stock	(1,584)	(313)	(120,819)
Proceeds from Employee Stock Purchase Plan	136	83	88
Proceeds from stock options exercised	5,880	3,768	4,291
Net cash provided by (used in) financing activities	120,277	2,469	(84,170)

Net increase (decrease) in cash and cash equivalents	27,293	(22,410)	(46,139)
Cash and cash equivalents- beginning of year	15,141	37,551	83,690
Cash and cash equivalents- end of year	$42,434	$15,141	$37,551

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$12,083	$12,130	$10,206
Cash paid for interest	$5,700	$1,789	$35
Capital expenditures incurred but not yet paid	$2,702	$1,893	$998
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company,”  “we,”  “our,” or similar terms) operate a chain of women's apparel specialty stores. The stores, operating principally under the names "dressbarn" and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” The Company’s dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range. The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) in the United States and offer moderately priced, up-to-date fashions designed to appeal to maurices’ target customers, the 17 to 34 year-old-female as well as the causal apparel needs of the 17 to 34 year-old-male. During the fourth quarter, we concluded that we should disclose reportable segments to reflect the impact of our acquisition of Maurices Incorporated.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal years 2005 and 2003 consisted of 52 weeks. Fiscal year ended July 31, 2004 consisted of 53 weeks. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to Fiscal 2005’s presentation.

Dunnigan Realty, LLC, a wholly-owned subsidiary of the Company, was formed in Fiscal 2003 to purchase, own and operate a distribution/office facility in Suffern, New York (the “Suffern facility”), of which the major portion is the Company’s corporate offices and dressbarn distribution center. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from the Company and two additional tenants that occupy the Suffern facility that are not affiliated with the Company. The rental income from the unaffiliated tenants is shown as “other income” on the Company’s Consolidated Statements of Earnings. Intercompany rentals between the Company and Dunnigan Realty, LLC are eliminated in consolidation.

Revenue recognition

Revenues from retail sales, net of estimated returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. The Company’s gift certificates and merchandise credits do not have expiration dates, and the Company’s current policy is that it does not reduce its liability for unredeemed gift certificates or merchandise credits that will eventually be remitted to the states under their escheat laws until such time amounts are remitted to the state. The Company records a reserve for estimated product returns based on historical return trends.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers its highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The majority of the Company’s money market funds at July 30, 2005 were maintained with one financial institution. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Restricted cash and cash equivalents

At July 31, 2004, restricted cash consisted of $38.7 million held in escrow as required as part of an appeal of a legal judgment which was reversed in Fiscal 2005. Refer to Note 7 to the Consolidated Financial Statements for further details.

Marketable securities and investments

The Company has categorized its marketable securities as available for sale, stated at market value. The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized. The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income.

Merchandise inventories

The Company values its merchandise inventories at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company includes in cost of sales, including occupancy and buying costs, all costs of merchandise (net of purchase discounts and vendor allowances), all costs associated with its buying and distribution functions, freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, commissions and import fees, and all occupancy costs excluding depreciation.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of fixtures and equipment, and software is provided on the straight-line method over the estimated useful lives, generally ranging from 5 to 10 years and 25 years for the building. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to the Company, management determines at the inception of the lease that renewal is reasonably assured and includes the renewal option period in the determination of appropriate estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net earnings.

Impairment of long-lived assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment. Cash flows are identified at the individual store level. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset has limited future value. When assets are impaired, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting loss is reflected in income for that period. Based on the review of certain under performing stores, the Company recorded impairment charges and store closings that are included in selling, general, and administrative expenses of $6.1 million in Fiscal 2005, $4.9 million in Fiscal 2004 and $1.5 million in Fiscal 2003. These impairment losses reflect the amount of book value over fair market value of store related assets in certain locations where market conditions limit the Company’s ability to recover its investments.

Costs of computer software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), issued by the American Institute of Certified Public Accountants (AICPA). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use.

Insurance reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities associated with workers’ compensation and employee healthcare benefit claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 30, 2005 these reserves were $8.3 million and as of July 31, 2004 these reserves were $5.6 million, and were included in “Other accrued expenses” on the consolidated balance sheets.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Goodwill impairment

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or other intangible assets with indefinite lives but, rather, it is required to evaluate goodwill and other intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices’ products, a change in the competitive environment or other industry and economic factors. The Company did perform an assessment for impairment of our goodwill and our intangible assets with indefinite lives. Based on the estimated fair market values (calculated using undiscounted cash flows, comparable transactions, and comparable public companies) of the goodwill and our intangible assets with indefinite lives, we determined that no impairment exists. The Company performs an annual assessment of our goodwill and other intangible assets with indefinite lives on or about June 30th or as impairment conditions arise.

Store preopening costs

Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Earnings per share (EPS)

The Company calculates EPS in accordance with the provisions of SFAS No. 128, “Earnings per Share”. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

Marketing and advertising costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place. Marketing and advertising expenses were $15.5 million for Fiscal 2005, $12.3 million for Fiscal 2004, and $10.1 million for Fiscal 2003.

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

For construction allowances, the Company records a deferred rent liability in “Other accrued expenses” and “Deferred rent” on the consolidated balance sheets and amortizes the deferred rent over the term of the respective lease as reductions to “Cost of sales including occupancy and buying costs” on the consolidated statements of earnings.

For premiums paid upfront to enter a lease agreement, the Company records a deferred rent asset in “Other assets” on the consolidated balance sheets and then amortizes the deferred rent over the term of the respective lease as additional rent expense on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other accrued expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant items subject to such estimates and assumptions include fair value of our equity securities, carrying amount of property and equipment, obligations related to employee benefits, inventory valuation, insurance reserves, and accounting for income taxes. Actual results could differ from those estimates.

Comprehensive income

Comprehensive income consists of net earnings and unrealized holding gains and losses on marketable securities, net of tax.

Stock-based compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, where compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. No compensation expense is recognized for the Company's option grants that have an exercise price equal to the market price on the date of grant or for the Company's Employee Stock Purchase Plan. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" (“SFAS 148”), the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on net earnings and net earnings per common share—basic and diluted as if the compensation expense was recorded in the financial statements.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS No. 148 (which does not apply to awards prior to fiscal 1996), the Company’s net earnings and earnings per share for fiscal 2005, fiscal 2004 and fiscal 2003 would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
(Amounts in thousands, except per share data)	July 30, 2005	July 31, 2004	July 26, 2003

Net earnings as reported	$52,560	$30,932	$7,183
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards net of related tax effects	(1,681)	(2,060)	(1,939)
Pro forma net earnings	$50,879	$28,872	$5,244

Earnings per share
Basic - as reported	$1.76	$1.05	$0.23
Basic - pro forma	$1.71	$0.98	$0.17

Diluted - as reported	$1.72	$1.03	$0.22
Diluted - pro forma	$1.66	$0.96	$0.16

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 30, 2005	July 31, 2004	July 26, 2003
Weighted average risk-free interest rate	3.6%	3.3%	3.1%
Weighted average expected life (years)	5.0	5.0	5.0
Expected volatility of the market price of the Company’s common stock	45.1%	39.1%	43.9%
Expected dividend yield	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

Financial instruments

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of “triple A” or “double A” rated instruments.

Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

Treasury (reacquired) shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock.

Recent accounting pronouncements

In December 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement, not in pro forma disclosures, the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments will be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and will be required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first fiscal year beginning after June 15, 2005, therefore, the Company is required to adopt SFAS No. 123R effective the beginning of its fiscal year ending in July 2006.

The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. We cannot precisely estimate the future impact of adopting SFAS No. 123R because it will depend on several factors including future stock price volatility and the levels of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in this Note above to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This change will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of this change cannot be estimated at this time.

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. The EITF concluded the common stock underlying contingent convertible debt instruments should be included in diluted net income per share computations using the if-converted method regardless of whether the market price trigger or other contingent feature has been met. The EITF concluded that this new treatment should be applied retroactively, with the result that issuers of securities would be required to restate previously issued diluted earning per share. In October 2004, The FASB approved EITF 04-8 and established an implementation date of December 15, 2004. The Company has included the shares of common stock that may be issued to settle its contingently convertible securities in the calculation of its diluted earnings per share. The impact of the adoption of this EITF consensus was not significant to the Company’s overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 (“SFAS No. 151”), “Inventory Costs,” which amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of fiscal 2006. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.	ACQUISITION OF MAURICES INCORPORATED

On January 3, 2005, as of the close of business on January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for a total purchase price of $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). The Company’s condensed consolidated financial statements include maurices’ results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $132.6 million, was allocated to goodwill after considering the post-closing adjustments described below.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, January 1, 2005, in accordance with SFAS No. 141. The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date was performed in accordance with SFAS No. 141. The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on the data.

The estimated fair values of assets acquired and liabilities assumed, as of the close of business on January 1, 2005 are as follows:

(Amounts in thousands)

Purchase Price	$328,305

Current assets	7,788
Inventory	33,475
Property, plant, and equipment, net	75,394
Intangibles	111,853
Other non-current assets	2,241
Total assets acquired	230,751

Total liabilities assumed	(35,012)

Net assets acquired, net of cash	195,739
Goodwill	$132,566

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company performs annual impairment tests on or about June 30th to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill is necessary.

Other identifiable intangible assets consist of trade names, customer relationship and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationship and proprietary technology constitute the Company's identifiable intangible assets subject to amortization which are amortized on a straight-line basis over their useful lives.

(Amounts in thousands)

Other intangible assets were comprised of the following as of July 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Expected Life
Customer Relationship	$2,200	$183	$2,017	7 years
Proprietary Technology	3,653	427	3,226	5 years
Trade Name	106,000	–	106,000	Indefinite
Total intangible assets	$111,853	$610	$111,243

The estimated annual amortization expense over the next five is $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

The following unaudited pro forma information assumes the Maurices Incorporated acquisition had occurred on July 27, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on July 27, 2003, nor is it indicative of the Company’s future results.

(Amounts in millions except per share data)
	Fiscal Year Ended
	July 30, 2005	July 31, 2004

Pro forma net sales	$1,167.4	$1,117.2
Pro forma net income	45.1	33.9
Pro forma earnings per share:
Basic	$1.51	$1.15
Diluted	$1.47	$1.13

3.	RESTATEMENTS OF FINANCIAL STATEMENTS

The Company concluded that its Consolidated Statements of Cash Flow presentation for fiscal periods ending July 31, 2004 and July 26, 2003 should be restated to properly record the presentation of purchases and sales of marketable securities and investments on a gross basis, which had historically been recorded on a net basis and to correct both the amounts and the presentation of gain\(loss) on sale of marketable securities from investing activities to operating activities.

In addition, the Company corrected the classification of the change in restricted cash in the consolidated statements of cash flows from an operating activity to an investing activity in accordance with FASB Statement No. 95, “Statement of Cash Flows.”

The Company also determined that certain liabilities associated with the acquisition of property and equipment, were incorrectly reflected as a component of changes in operating liabilities and purchases of property and equipment in the statements of cash flows. Purchases of property and equipment accrued at each balance sheet date have been presented as supplemental disclosure of non-cash items.

These corrections did not affect the total net change in cash and cash equivalents and had no impact on the Company’s consolidated balance sheets, consolidated statements of earnings, consolidated statement of shareholders’ equity and comprehensive income, and earnings per share.

Following is a summary of the significant effects of these restatements on the Company’s consolidated statements of cash flows for Fiscal years 2004 and 2003:

(Amounts in thousands)	Consolidated Statement of Cash Flows
Fiscal year ended July 31, 2004	As previously reported	Adjustments	As restated

Operating activities:
Restricted cash	$(38,661)	$38,661	$–
Realized loss / (gain) on sales of securities	–	(15)	(15)
Increase (decrease) in accrued expenses	(1,215)	(1,893)	(3,108)
Net cash provided by operating activities	$21,044	$36,753	$57,797

Investing Activities:
Restricted cash	$–	$(38,661)	$(38,661)
Purchases of property and equipment	(35,760)	1,893	(33,867)
Sales and maturities of marketable securities and investments	62,741	195,972	258,713
Purchases of marketable securities and investments	(72,004)	(195,957)	(267,961)
Net cash used in investing activities	$(45,923)	$(36,753)	$(82,676)

Fiscal year ended July 26, 2003	As previously reported	Adjustments	As restated

Operating activities:
Realized loss / (gain) on sales of securities	$–	$(608)	$(608)
Increase (decrease) in accrued expenses	1,811	(998)	813
Net cash provided by operating activities	$61,557	$(1,606)	$59,951

Investing Activities:
Purchases of property and equipment	$(68,069)	$998	$(67,071)
Sales and maturities of marketable securities and investments	138,346	266,084	404,430
Purchases of marketable securities and investments	(93,803)	(265,476)	(359,279)
Net cash used in investing activities	$(23,526)	$1,606	$(21,920)

The Company also determined that interest expense related to an escrow account established with litigation discussed in Note 7, which was previously reported as a component of interest expense, and thus not included as part of operating income, should be reclassified to be recorded as litigation expense. The Company’s financial statements for the year ended July 31, 2004 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $3.3 million. This revision had no effect on net income.

In addition, the Company restated diluted earnings per share in the fourth quarter of Fiscal 2004, to correct an error. The restated amount of $0.45 was previously reported as $0.46.

4.	MARKETABLE SECURITIES AND INVESTMENTS

The Company purchases short-term investments and marketable securities which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at July 30, 2005 and July 31, 2004, by contractual maturity, are shown below.

	July 30, 2005		July 31, 2004
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Money Market Funds	$85	$85	$4,676	$4,676
Short-Term Investments	–	–	35,545	35,545
Tax Free Municipal Bonds	–	–	80,746	81,176
US Govt. Securities Fund	–	–	1,733	1,878
Total	$85	$85	$122,700	$123,275

The scheduled maturities of marketable securities and investments at July 30, 2005 are:

Due In (Amounts in thousands)	Estimated Fair Value	Cost

One year or less	$85	$85
One year through five years	–	–
Six years through ten years	–	–
Over ten years	–	–
Total	$85	$85

Proceeds and gross realized (losses) gains from the sale of the above investments in Fiscal 2005, 2004 and 2003 were $114.6 million and $(0.6) million, $62.9 million and $15 thousand, $138.3 million and $0.6 million, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification. The realized losses and gains from the sale of marketable securities are reflected in interest income on our consolidated statements of earnings.

Gross unrealized losses and fair values of the Company’s investments in the US Government Securities Fund have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The gross unrealized losses were $145 thousand and fair value of these securities were $1.7 million as of July 31, 2004.

The Company did not have any other investments in individual securities that were in a continuous unrealized loss position deemed to be temporary for more than 12 months at July 30, 2005 or July 31, 2004.

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

5.	LONG-TERM DEBT

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. Upon conversion, the Company would deliver cash to the lesser of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation, in common shares. Upon certain corporate transactions, the Company may issue additional shares based on the date the corporate transaction becomes effective and the price of the Company’s common stock. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On July 30, 2005 the market value of the convertible senior notes was over the $1,000 par value selling at $1,329.92 trading on the PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 14, 2004, the Company entered into a senior credit facility with a number of banks. The $250 million Senior Credit Facility consists of a $150 million revolving credit facility and a $100 million term loan. The Senior Credit Facility will mature five years after it is entered into, subject to customary rollover and exchange provisions, which may extend the maturity of the loans under the Senior Credit Facility and the senior exchange note into which they are converted to up to seven years. In addition to customary financial and non-financial covenants, the Senior Credit Facility will limit the Company’s ability to use borrowings under that facility to pay any cash payable on a conversion of the notes and will prohibit the Company from making any cash payments on the conversion of the notes if a default or event of default has occurred under that facility without the consent of the lenders under the senior credit facility. As of July 30, 2005 the Company has repaid $90 million of the term loan, which included a voluntary principal prepayment of $85 million, leaving a balance of $10 million (the term loan was paid off in full with a voluntary payment of $10 million made in September 2005). As of the date of this filing, the Company has not borrowed any funds under the $150 million revolving credit facility.

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, the Company incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying condensed consolidated balance sheets at July 30, 2005 and are being amortized to interest expense over the life of the Notes and the Senior Credit facility, respectively.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC, (“Dunnigan”) in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan Realty, LLC mortgage loan (the “mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company’s corporate offices and distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the mortgage.

Long-term debt consists of the following:

(Amounts in thousands)	July 30, 2005	July 31, 2004

Dunnigan Realty, LLC mortgage loan	$31,989	$33,021
Convertible Senior Notes	$115,000	–
Senior Secured Credit Facility	$10,000	–
	156,989	33,021

Less: current portion	(1,089)	(1,033)
Total	$155,900	$31,988

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond is as follows: $1.1 million, $1.1 million, $1.2 million, $1.3 million, $1.3 million, and $150.9 million, respectively.

Interest expense relating to the above debt was approximately $6.3 million and $1.8 million for the fiscal year ended July 30, 2005 and July 31, 2004, respectively.

6.	EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and exercise of all stock options (see Note 11) using the treasury stock method on conversion of the Senior Convertible Notes, to the extent dilutive. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes (see Note 5), to the extent dilutive.

A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

(Amounts in thousands)
	July 30, 2005	July 31, 2004	July 26, 2003
Weighted average number of common shares outstanding - basic	29,785	29,413	31,219
Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	794	707	723
Weighted average number of common shares outstanding - diluted	30,579	30,120	31,942

The Senior Convertible Notes were not dilutive at July 30, 2005 as the average price of the Company’s stock was less than the conversion price of the Senior Convertible Notes (see Note 5), in accordance with EITF 04-8.

Common stock equivalents of 26,100, 2,000 and 170,000 for the fiscal years ended July 30, 2005, July 31, 2004 and July 26, 2003, respectively, were excluded because such common stock equivalents were anti-dilutive.

7.	LITIGATION

In 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages against the Company.  The court then entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest.  In addition to the original litigation charge of $32 million recorded in Fiscal 2003, the Company accrued interest and other amounts of approximately $3.3 million in the consolidated statement of earnings in Fiscal 2004.  In July 2005, the Supreme Court of Connecticut's decision to reverse the judgment against the Company had become final. Upon the Supreme Court of Connecticut's decision reversing the judgment described above, approximately $35.3 million of previously recognized litigation charges were reversed in the consolidated statement of earnings in Fiscal 2005 and amounts held in the escrow account established in connection with the Company's appeal were released.

The Company is involved in various routine legal proceedings incident to the ordinary course of business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

8.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution retirement savings plan (401(k)) covering all eligible employees. The Company also sponsors an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During Fiscal 2005, 2004 and 2003 the Company incurred expenses of $1,811,000, $1,815,000, and $1,363,000, respectively, relating to the contributions to and administration of the above plans. The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

9.	INCOME TAXES

The components of the provision for income taxes were as follows:

(Amounts in thousands)	Fiscal Year Ended
	July 30, 2005	July 31, 2004	July 26, 2003
Federal:
Current	$4,901	$10,268	$7,772
Deferred	22,283	1,603	(4,778)
	27,184	11,871	2,994
State:
Current	1,512	1,782	2,138
Deferred	4,504	888	(1,093)
	6,016	2,670	1,045
Provision for income taxes	$33,200	$14,541	$4,039

Significant components of the Company's deferred tax assets and liabilities were as follows:

(Amounts in thousands)
	July 30, 2005	July 31, 2004

Deferred tax assets:
Inventory capitalization and inventory-related items	$1,764	$4,121
Capital loss carryover	–	85
Employee benefits	4,624	3,050
Litigation accrual	–	14,248
Other items	9,991	15,605
Total deferred tax assets	16,380	37,109
Deferred tax liabilities:
Depreciation	20,254	20,489
Intangibles	3,703	–
Other items	3,267	1,690
Total deferred tax liabilities	27,224	22,179
Valuation allowance	–	(85)
Net deferred tax (liabilities) / assets	($10,845)	$14,845

The Fiscal 2005 total net deferred tax liability is presented on the balance sheet as a current liability of $3.6 million and a long-term liability of $7.2 million. For Fiscal 2004, the net deferred tax asset is presented on the balance sheet as a current asset of $14.8 million. The Company successfully resolved several State and Federal audits during Fiscal 2004 and Fiscal 2003, resulting in benefits to its tax provision for approximately $2.0 million for Fiscal 2004 and $2.7 million for Fiscal 2003.

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

	Fiscal Year Ended
	July 30, 2005	July 31, 2004	July 26, 2003

Statutory tax rate	35.0%	35.0%	35.0%
State taxes - net of federal benefit	4.6%	3.8%	6.1%
Valuation allowance – loss carryforward	–	–	25.7%
Provision adjustment – resolution of tax audits	–	(4.5%)	(25.7%)
Other – net, primarily tax-free interest	(0.9%)	(2.3%)	(5.1%)
Effective tax rate	38.7%	32.0%	36.0%

10.	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases all of its stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term ranging from 5 to 15 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy a portion of the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as “other income” on the Company’s Consolidated Statements of Earnings.

A summary of occupancy costs follows:

(Amounts in thousands)	Fiscal Year Ended
	July 30, 2005	July 31, 2004	July 26, 2003

Base rentals	$109,632	$91,655	$88,807
Percentage rentals	2,690	2,761	3,898
Other occupancy costs	32,547	30,056	29,069
	144,869	124,472	121,774
Less: Rental income from third parties	(1,526)	(1,526)	(779)
Total	$143,343	$122,946	$120,995

The following is a schedule of future minimum rentals under noncancellable operating leases as of July 30, 2005, (amounts in thousands):

Fiscal Year	Total
2006	$118,944
2007	121,059
2008	127,162
2009	125,079
2010	122,799
Subsequent years	622,599
Total future minimum rentals	$1,237,642

Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 30, 2005, included in the above schedule, are approximately $312,000 annually and in the aggregate $1.7 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for Fiscal years 2005, 2004 and 2003 under these leases amounted to approximately $335,000, $308,000 and $309,000, respectively.

Contractual obligations and commercial commitments

The estimated significant contractual cash obligations and other commercial commitments at July 30, 2005 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond

Operating lease obligations	$1,237,642	$118,944	$248,221	$247,878	$622,599
Mortgage principal and interest	49,816	2,768	5,535	5,535	35,978
Convertible Senior Notes and interest	169,625	2,875	5,750	5,750	155,250
Term loan and interest	12,563	513	1,025	11,025	–
Total	$1,469,646	$125,100	$260,531	$270,188	$813,827

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond

Trade letters of credit	$51,504	$51,504	$–	$–	$–
Standby letters of credit	5,247	5,247	–	–	–
Firm purchase orders	294	294	–	–	–
Total	$57,045	$57,045	$–	$–	$–

In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Substantially all of the Company’s merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

11.	STOCK-BASED COMPENSATION PLANS

The Company's 2001 Stock Option Plan provides for the granting of either ISO’s or non-qualified options to purchase up to 3,000,000 shares of common stock. As of July 30, 2005, there were 1,711,117 shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

The exercise price of ISO’s granted under any of the option plans may not be less than the market price of the common stock at the date of grant. Generally, all options granted by the Company vest over a five-year period and expire after ten years from the date of grant.

From January 2005 to July 30, 2005, the Company issued 70,500 shares of restricted stock under the 2001 Stock Option Plan. Prior to January 2005, restricted shares did not count against the 2001 Stock Option Plan. Any shares of restricted stock are counted against the shares available for future grant limit as three shares for every restricted share granted. In general, if options are canceled for any reason, or expire or terminate unexpired, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant. The restricted shares generally vest over five years. The Company recognized $398,000 of compensation expense in Fiscal 2005, $67,000 of compensation expense in Fiscal 2004, and $265,000 of compensation expense in Fiscal 2003 related to the issuance of restricted stock.

The Company’s Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.

The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

	July 30, 2005		July 31, 2004		July 26, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding - beginning of year	2,673,979	$10.46	2,950,495	$9.80	2,734,352	$8.14
Granted	532,382	16.95	269,625	13.82	909,883	12.54
Cancelled	(17,900)	9.70	(81,860)	10.92	(59,200)	8.27
Exercised	(603,010)	9.41	(464,281)	8.11	(634,540)	6.76

Outstanding end of year	2,585,451	$11.97	2,673,979	$10.46	2,950,495	$9.80

Options exercisable at year-end	1,022,079	$8.97	860,647	$8.77	528,208	$7.56
Weighted-average fair value of options granted during the year		$7.74		$5.50		$5.34

The following table summarizes information about stock options outstanding at July 30, 2005:

Range of Exercise Prices	Number Outstanding as of July 30, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of July 30, 2005	Weighted Average Exercise Price

$2.50	94,800	1.0 years	$2.50	94,800	$2.50
4.27 - 5.69	33,436	2.5 years	5.03	33,436	5.03
7.03 - 10.38	817,875	4.9 years	8.52	573,155	7.90
10.84 - 15.90	1,110,658	7.3 years	13.14	320,688	13.23
16.37 - 23.37	528,682	9.4 years	16.98	–	–
$2.50 - $23.37	2,585,451	6.7 years	$11.97	1,022,079	$8.97

12.	SEGMENTS

Our reportable segments are the dressbarn brands, which are used in 552 Combo stores (a combination of dressbarn and dressbarn woman stores), 182 dressbarn stores, 45 dressbarn woman stores in 42 states as of July 30, 2005 and the maurices brand, which is used in 493 stores in 39 states as of July 30, 2005. The Company completed the acquisition of Maurices Incorporated in January 2005.

The Company’s dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female as well as the causal apparel needs of the 17 to 34 year-old-male. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn.

Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

(Amounts in millions)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net sales
dressbarn and dressbarn woman brands	$788.2	$754.9	$707.1
maurices brand	212.1	–	–
Consolidated net sales	$1,000.3	$754.9	$707.1

Operating income
dressbarn and dressbarn woman brands	$76.9	$43.7	$7.3
maurices brand	15.8	–	–
Consolidated operating income	92.7	43.7	7.3
Interest income	1.8	2.2	3.3
Interest expense	(10.2)	(1.9)	(0.2)
Other income	1.5	1.5	0.8
Earnings before provision for income taxes	$85.8	$45.5	$11.2

Identifiable assets
dressbarn and dressbarn woman brands	$644.0	$489.3	$449.8
maurices brand	72.2	–	–
Total	$716.2	$489.3	$449.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$25.1	$23.2	$22.3
maurices brand	9.4	–	–
Consolidated depreciation and amortization	$34.5	$23.2	$22.3

13.	SUBSIDIARY GUARANTORS

The Dress Barn, Inc.’s (as used in this Note, the “Parent Company”) $250 million Senior Credit Facility, which consists of a $100 million term loan and a $150 million revolving credit facility, and its Convertible Senior Notes contain provisions that all obligations under the Senior Credit Facility are unconditionally guaranteed by each existing and subsequently acquired or organized subsidiary of the Parent Company, except for Dunnigan Realty LLC.

Presented below are the condensed consolidating balance sheets, statements of earnings and statements of cash flows for the Parent Company, for the Parent Company’s guarantor subsidiaries and for the Parent Company’s non-guarantor subsidiary for the periods presented herein as required by Rule 3-10 under Regulation S-X.

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34,041	$5,700	$2,693	$–	$42,434
Restricted cash	100	–	–	–	100
Marketable securities and investments	59	24	2	–	85
Merchandise inventories	117,077	50,566	–	–	167,643
Prepaid expenses and other	9,363	3,000	560	–	12,923
Total Current Assets	160,640	59,290	3,255	–	223,185

Property and equipment, net	116,573	75,020	41,105	–	232,698
Intangible assets, net	–	111,243	–	–	111,243
Goodwill	–	132,566	–	–	132,566
Other assets	11,680	3,214	1,659	–	16,553
Investment in subsidiaries	576,234	–	–	(576,234)	–
Due from affiliate	–	312,468	–	(312,468)	–
Total Assets	$865,127	$693,801	$46,019	$(888,702)	$716,245

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$73,675	$34,027	$–	$–	$107,702
Accrued salaries, wages and related expenses	26,806	8,403	–	–	35,209
Other accrued expenses	20,028	13,500	1,709	–	35,237
Customer credits	1,425	11,424	–	–	12,849
Income taxes payable	92	–	–	–	92
Deferred tax liability	3,612	–	–	–	3,612
Current portion of long-term debt	–	–	1,089	–	1,089
Total Current Liabilities	125,638	67,354	2,798	–	195,790

Long-term debt	125,001	–	30,899	–	155,900
Deferred rent and other	41,783	2,411	–	–	44,194
Long-term deferred tax liability	7,233	–	–	–	7,233
Due to affiliate	252,344	60,007	117	(312,468)	–
Total Liabilities	551,999	129,772	33,814	(312,468)	403,117

Commitments and contingencies	–	–	–	–	–

Shareholders' equity	313,128	564,029	12,205	(576,234)	313,128
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$865,127	$693,801	$46,019	$(888,702)	$716,245

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(for the Fiscal Year Ended July 30, 2005)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated

Net sales	$788,226	$212,038	$6,791	$(6,791)	$1,000,264
Cost of sales, including:
Occupancy and buying costs	483,315	141,997	1,609	(5,265)	621,656
Gross profit	304,911	70,041	5,182	(1,526)	378,608

Selling, general and administrative expenses	246,010	63,489	906	(23,654)	286,751
Depreciation and amortization	23,128	9,613	1,716	–	34,457
Litigation	(35,329)	–	–	–	(35,329)
Operating income (loss)	71,102	(3,061)	2,560	22,128	92,729

Interest income	1,506	209	20	–	1,735
Interest expense	(8,357)	–	(1,873)	–	(10,230)
Other income	–	23,654	–	(22,128)	1,526
Equity in earnings of subsidiaries	13,186	–	–	(13,186)	–
Earnings before provision for income taxes	77,437	20,802	707	(13,186)	85,760

Provision for income taxes	24,877	8,049	274	–	33,200
Net earnings	$52,560	$12,753	$433	$(13,186)	$52,560

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Operating Activities:
Net earnings	$52,560	$12,753	$433	$(13,186)	$52,560
Adjustments to reconcile net earnings to net cash provided by / (used in) operating activities:
Equity in earnings of subsidiaries	(13,186)	–	–	13,186	–
Depreciation and amortization of property and equipment	23,128	9,613	1,716	–	34,457
Provision for impairment and asset disposals	5,345	791	–	–	6,136
Deferred income tax expense	25,690	–	–	–	25,690
Deferred rent expense and other	1,464	2,411	–	–	3,875
Tax benefit on exercise of unqualified stock options	2,258	–	–	–	2,258
Amortization of debt issuance costs	3,920	–	–	–	3,920
Increase in cash surrender of life insurance	(522)	–	–	–	(522)
Deferred compensation	398	–	–	–	398
Realized (gain)/loss on sales of securities	579	–	–	–	579
Other	(27)	–	27	–	–

Changes in assets and liabilities, net of acquisition:

Increase in merchandise inventories	(165)	(17,091)	–	–	(17,256)
(Increase) decrease in prepaid expenses and other	(901)	4,798	(117)	–	3,780
(Increase) decrease in other assets	(786)	11	125	–	(650)
(Decrease) increase in due from affiliate	-	(128,485)	-	128,485	–
Increase (decrease) in due to affiliate	117,615	11,320	(450)	(128,485)	–
Increase in accounts payable- trade	6,899	15,975	–	–	22,874
Increase in accrued salaries, wages and related expenses	5,457	2,121	–	–	7,578
Decrease in litigation accrual	(36,128)	–	–	–	(36,128)
(Decrease) increase in other accrued expenses	(1,286)	2,750	964	–	2,428
(Decrease) in customer credits	(718)	(220)	–	–	(938)
(Decrease) in income taxes payable	(5,456)	–	–	–	(5,456)

Total adjustments	133,578	(96,006)	2,265	13,186	53,023

Net cash provided by (used in) operating activities	$186,138	$(83,253)	$2,698	$–	$105,583

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	$(328,305)	$–	$–	$–	$(328,305)
Restricted cash	38,561	–	–	–	38,561
Purchases of property and equipment	(25,066)	(6,313)	(2)	–	(31,381)
Sales and maturities of marketable securities and investments	584,086	110,260	–	–	694,346
Purchases of marketable securities and investments	(556,138)	(15,648)	(2)	–	(571,788)
Net cash (used in) provided by investing activities	(286,862)	88,299	(4)	–	(198,567)

Financing Activities:
Proceeds from long-term debt	215,000	–	–	–	215,000
Repayment of long-term debt	(90,000)	–	(1,033)	–	(91,033)
Payment of debt financing costs	(8,122)	–	–	–	(8,122)
Purchase of treasury stock	(1,584)	–	–	–	(1,584)
Proceeds from Employee Stock Purchase Plan	136	–	–	–	136
Proceeds from stock options exercised	5,880	–	–	–	5,880
Net cash provided by (used in) financing activities	121,310	–	(1,033)	–	120,277

Net increase in cash and cash equivalents	20,586	5,046	1,661	–	27,293
Cash and cash equivalents- beginning of period	13,455	654	1,032	–	15,141
Cash and cash equivalents- end of period	$34,041	$5,700	$2,693	$–	$42,434

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 31, 2004

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,455	$654	$1,032	$–	$15,141
Restricted cash	38,661	–	–	–	38,661
Marketable securities and investments	28,639	94,061	–	–	122,700
Merchandise inventories	116,912	–	–	–	116,912
Deferred tax asset	14,845	–	–	–	14,845
Prepaid expenses and other	8,445	10	443	–	8,898
Total Current Assets	220,957	94,725	1,475	–	317,157

Property and equipment, net	117,278	3,107	42,819	–	163,204
Intangible assets, net	–	–	–	–	–
Goodwill	–	–	–	–	–
Other assets	7,169	2	1,784	-	8,955
Investment in subsidiaries	233,159	–	–	(233,159)	–
Due from affiliate	–	183,983	–	(183,983)	–
TOTAL ASSETS	$578,563	$281,817	$46,078	($417,142)	$489,316

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 31, 2004

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$66,776	$–	$–	$–	$66,776
Accrued salaries, wages and related expenses	21,349	–	–	–	21,349
Litigation accrual	36,128	–	–	–	36,128
Other accrued expenses	18,613	4,889	745	–	24,247
Customer credits	2,143	6,827	–	–	8,970
Income taxes payable	5,548	–	–	–	5,548
Current portion of long-term debt	–	–	1,033	–	1,033
Total Current Liabilities	150,557	11,716	1,778	–	164,051

Long-Term Debt	–	–	31,988	–	31,988
Deferred Rent	40,319	–	–	–	40,319
Long-Term Deferred Tax Liability	–	–	–	–	–
Due to Affiliate	134,729	48,687	567	(183,983)	–
Total Liabilities	325,605	60,403	34,333	(183,983)	236,358

Commitments and Contingencies	–	–	–	–	–

Shareholders' Equity	252,958	221,414	11,745	(233,159)	252,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$578,563	$281,817	$46,078	$(417,142)	$489,316

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(for the Fiscal Year Ended July 31, 2004)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated

Net sales	$754,903	$–	$6,468	$(6,468)	$754,903
Cost of sales, including occupancy and buying costs	463,629	12,137	1,374	(4,942)	472,198
Gross profit	291,274	(12,137)	5,094	(1,526)	282,705

Selling, general and administrative expenses	226,575	7,752	797	(22,647)	212,477
Depreciation and amortization	21,255	226	1,716	–	23,197
Litigation	3,329	–	–	–	3,329
Operating income (loss)	40,115	(20,115)	2,581	21,121	43,702

Interest income	761	1,442	1	–	2,204
Interest expense	(1)	–	(1,958)	–	(1,959)
Other income	–	22,647	–	(21,121)	1,526
Equity in earnings of subsidiaries	2,919	–	–	(2,919)	–

Earnings before provision for income taxes	43,794	3,974	624	(2,919)	45,473
Provision for income taxes	12,862	1,451	228	–	14,541
Net earnings	$30,932	$2,523	$396	$(2,919)	$30,932

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 31, 2004
(as restated, see Note 3)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Operating Activities:
Net earnings	$30,932	$2,523	$396	$(2,919)	$30,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(2,919)	–	–	2,919	–
Depreciation and amortization of property and equipment	21,255	226	1,716	–	23,197
Provision for impairment and asset disposals	4,906	–	–	–	4,906
Deferred income tax expense	2,491	–	–	–	2,491
Deferred rent expense	1,351	–	–	–	1,351
Tax benefit on exercise of unqualified stock options	1,460	–	–	–	1,460
Amortization of debt issuance costs	152	–	–	–	152
Increase in cash surrender of life insurance	(600)	–	–	–	(600)
Deferred compensation	–	67	–	–	67
Realized loss / (gain) on sales of securities	(15)	–	–	–	(15)

Changes in assets and liabilities:
Increase in merchandise inventories	(6,564)	–	–	–	(6,564)
(Increase) decrease in prepaid expenses and other	(2,831)	(10)	1,326	–	(1,515)
(Increase) decrease in other assets	1,899	–	(1,691)	–	208
Increase in due from affiliate	–	(13,755)	–	13,755	–
Increase (decrease) in due to affiliate	2,774	11,753	(772)	(13,755)	–
Increase in accounts payable- trade	1,686	–	–	–	1,686
Increase in accrued salaries, wages and related expenses	2,467	–	–	–	2,467
Increase in litigation accrual	536	–	–	–	536
(Decrease) increase in other accrued expenses	(4,443)	1,115	220	–	(3,108)
(Decrease) increase in customer credits	(5,141)	6,827	–	–	1,686
Decrease in income taxes payable	(1,540)	–	–	–	(1,540)
Total adjustments	16,924	6,223	799	2,919	26,865

Net cash provided by operating activities	$47,856	$8,746	$1,195	$–	$57,797

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 31, 2004
(as restated, see Note 3)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Investing Activities:

Restricted cash	$(38,661)	$–	$–	$–	$(38,661)
Purchases of property and equipment	(33,702)	(164)	(1)	–	(33,867)
Sales and maturities of marketable securities and investments	219,051	39,662	–	–	258,713
Purchases of marketable securities and investments	(220,072)	(47,889)	–	–	(267,961)
Purchases of long term investments	(900)	–	–	–	(900)

Net cash (used in) provided by investing activities	(74,284)	(8,391)	(1)	–	(82,676)

Financing Activities:
Repayment of long-term debt	–	–	(979)	–	(979)
Payment (to) from affiliate	1,246	–	(1,246)	–	–
Payment of debt financing costs	(90)	–	–	–	(90)
Purchase of treasury stock	(313)	–	–	–	(313)
Proceeds from Employee Stock Purchase Plan	84	(1)	–	–	83
Proceeds from stock options exercised	3,768	–	–	–	3,768

Net cash provided by (used in) financing activities	4,695	(1)	(2,225)	–	2,469

Net increase (decrease) in cash and cash equivalents	(21,733)	354	(1,031)	–	(22,410)
Cash and cash equivalents- beginning of period	35,188	300	2,063	–	37,551
Cash and cash equivalents- end of period	$13,455	$654	$1,032	$–	$15,141

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
for the Fiscal Year Ended July 26, 2003

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated

Net sales	$707,121	$–	$3,274	$(3,274)	$707,121
Cost of sales, including occupancy and buying costs	443,544	9,630	900	(2,495)	451,579
Gross profit	263,577	(9,630)	2,374	(779)	255,542

Selling, general and administrative expenses	207,557	7,250	411	(21,213)	194,005
Depreciation and amortization	21,148	256	858	–	22,262
Litigation charge	32,000	–	–	–	32,000
Operating income (loss)	2,872	(17,136)	1,105	20,434	7,275

Interest income	1,181	2,151	–	–	3,332
Interest expense	–	–	(164)	–	(164)
Other income	–	21,213	–	(20,434)	779
Equity in earnings of subsidiaries	4,577	–	–	(4,577)	–

Earnings before provision for income taxes	8,630	6,228	941	(4,577)	11,222
Provision for income taxes	1,447	2,253	339	–	4,039
Net earnings	$7,183	$3,975	$602	$(4,577)	$7,183

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 26, 2003
(as restated, see Note 3)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Operating Activities:
Net earnings	$7,183	$3,975	$602	$(4,577)	$7,183
Adjustments to reconcile net earnings to net cash provided by / (used in) operating activities:
Equity in earnings of subsidiaries	(4,577)	–	–	4,577	–
Depreciation and amortization of property and equipment	21,148	256	858	–	22,262
Provision for impairment and asset disposals	1,539	–	–	–	1,539
Deferred income tax expense	(5,871)	–	–	–	(5,871)
Deferred rent expense	1,899	–	–	–	1,899
Tax benefit on exercise of unqualified stock options	1,381	–	–	–	1,381
Amortization of debt issuance costs	–	–	–	–	–
Increase in cash surrender of life insurance	(1,060)	–	–	–	(1,060)
Deferred compensation	265	–	–	–	265
Realized loss / (gain) on sales of securities	(608)	–	–	–	(608)

Changes in assets and liabilities:
Decrease in merchandise inventories	3,023	–	–	–	3,023
Increase in prepaid expenses and other	(2,021)	–	(1,769)	–	(3,790)
(Increase) decrease in other assets	549	–	(93)	–	456
Increase in due from affiliate	–	(43,617)	–	43,617	–
Increase in due to affiliate	32,244	10,034	1,339	(43,617)	–
Increase in accounts payable- trade	1,056	–	–	–	1,056
Increase in accrued salaries, wages and related expenses	793	–	–	–	793
Increase in litigation accrual	31,544	–	–	–	31,544
Increase in other accrued expenses	140	148	525	–	813
Increase in customer credits	634	–	–	–	634
Decrease in income taxes payable	(1,568)	–	–	–	(1,568)
Total adjustments	80,510	(33,179)	860	4,577	52,768

Net cash provided by / (used in) operating activities	$87,693	$(29,204)	$1,462	$–	$59,951

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the Fiscal Year Ended July 26, 2003
(as restated, see Note 3)

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminations	Consolidated
Investing Activities:
Purchases of property and equipment	$(67,053)	$(18)	$–	$–	$(67,071)
Sales and maturities of marketable securities and investments	222,229	182,201	–	–	404,430
Purchases of marketable securities and investments	(206,201)	(153,078)	–	–	(359,279)

Net cash (used in) provided by investing activities	(51,025)	29,105	–	–	(21,920)

Financing Activities:				–
Proceeds from long-term debt	–	–	34,000	–	34,000
Repayment of long-term debt	(1,730)	–	–	–	(1,730)
Payment (to) from affiliate	33,399	–	(33,399)	–	–
Purchase of treasury stock	(120,819)	–	–	–	(120,819)
Proceeds from Employee Stock Purchase Plan	88	–	–	–	88
Proceeds from stock options exercised	4,291	–	–	–	4,291

Net cash provided by (used in) financing activities	(84,771)	–	601	–	(84,170)

Net increase (decrease) in cash and cash equivalents	(48,103)	(99)	2,063	–	(46,139)
Cash and cash equivalents- beginning of period	83,291	399	–	–	83,690
Cash and cash equivalents- end of period	$35,188	$300	$2,063	$–	$37,551

14.	SUBSEQUENT EVENT

On August 29-30, 2005, Hurricane Katrina caused extensive damage to portions of the southeast United States, including areas where certain of the Company’s retail stores are located. The Company carries property and casualty insurance with deductibles on its retail store locations, and is currently assessing the impact of the hurricane on its stores located within the affected areas as well as actions it may take with respect to its affected associates, its business, and other consequences of the hurricane. We believe the effect of the hurricane on September 2005 sales was approximately $1 million or less than 1% on overall comparable store sales for that month. We currently have six stores closed, including two with significant damage. We had approximately 20 other store closings for a period of time ranging from two days to two weeks. The Company does not believe that the related costs will have a significant impact on the Company's financial position or results of operations.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share data)

Fiscal Year Ended July 30, 2005 (2)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$307,052	$295,958	$200,138	$197,116
Gross profit, including occupancy and buying costs	119,330	111,972	74,602	72,704
Provision for income taxes	21,952	6,197	942	4,109
Net earnings	33,581	10,193	1,637	7,149

Earnings per share (1)
Basic	$1.12	$0.34	$0.06	$0.24
Diluted	$1.08	$0.33	$0.05	$0.24

Fiscal Year Ended July 31, 2004	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$207,975	$183,331	$171,053	$192,544
Gross profit, including occupancy and buying costs	82,794	65,194	64,932	69,785
Provision for income taxes	4,783	3,169	2,769	3,820
Net earnings	13,806	5,514	4,820	6,792

Earnings per share (1)
Basic	$0.47	$0.19	$0.16	$0.23
Diluted, previously reported	$0.46	$0.19	$0.16	$0.23
Diluted, as restated (see Note 3)	$0.45	$0.19	$0.16	$0.23

(1)	Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share.
(2)	Includes the impact of the acquisition of Maurices Incorporated. See Note 2 to the consolidated financial statements.