Form 10-Q
period 2005-10-29
DRESS BARN INC
filed 2005-12-08
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock $0.05 par value

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The Registrant had 30,436,369 shares of common stock outstanding as of November 23, 2005.

THE DRESS BARN, INC.
FORM 10–Q
QUARTER ENDED OCTOBER 29, 2005
TABLE OF CONTENTS

Page Number

Part I. FINANCIAL INFORMATION:

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at October 29, 2005 and July 30, 2005	3

Condensed Consolidated Statements of Earnings for the thirteen weeks ended October 29, 2005
and October 30, 2004 (as restated)	4

Condensed Consolidated Statements of Cash Flows for the thirteen weeks October 29, 2005
and October 30, 2004 (as restated)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURES	32

Part I. FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data	October 29,	July 30,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,975	$42,434
Restricted cash	100	100
Marketable securities and investments	23,117	85
Merchandise inventories	166,500	167,643
Prepaid expenses and other	12,673	12,923
Total Current Assets	251,365	223,185

Property and Equipment	431,456	423,727
Less accumulated depreciation and amortization	200,112	191,029
Property and equipment, net	231,344	232,698

Intangible Assets, net	110,982	111,243
Goodwill	132,566	132,566
Other Assets	15,834	16,553
TOTAL ASSETS	$742,091	$716,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$100,020	$107,702
Accrued salaries, wages and related expenses	38,025	35,209
Other accrued expenses	38,505	35,237
Customer credits	13,804	12,849
Income taxes payable	12,806	92
Deferred tax liability	2,972	3,612
Current portion of long-term debt	1,104	1,089
Total Current Liabilities	207,236	195,790
Long–term debt	145,618	155,900
Deferred rent and other	45,372	44,194
Deferred tax liability	6,542	7,233
Total Liabilities	404,768	403,117

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized – 50,000,000 shares
Issued and outstanding at October 29, 2005 was 30,338,469 shares and issued and outstanding at July 30, 2005 was 30,205,341 shares	1,517	1,510
Additional paid-in capital	76,012	73,193
Retained earnings	259,794	239,426
Deferred compensation	—	(1,001)
Total Shareholder’s Equity	337,323	313,128
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$742,091	$716,245

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
		(as restated, see Note 3)

Net sales	$318,889	$197,116
Cost of sales, including occupancy and buying costs	186,774	124,412
Gross profit	132,115	72,704

Selling, general and administrative expenses	84,740	55,133
Depreciation and amortization	10,305	6,156
Litigation	—	799
Operating income	37,070	10,616

Interest income	150	722
Interest expense	(1,708)	(461)
Other income	381	381
Earnings before provision for income taxes	35,893	11,258
Provision for income taxes	15,525	4,109
Net earnings	$20,368	$7,149

Earnings per share:
Basic	$0.67	$0.24
Diluted	$0.64	$0.24

Weighted average shares outstanding:
Basic	30,270	29,578
Diluted	31,705	30,356

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
		(as restated, see Note 3)
Operating Activities:
Net earnings	$20,368	$7,149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,305	6,156
Provision for impairment and asset disposals	505	483
Deferred income taxes	(1,331)	959
Deferred rent expense	1,178	2,058
Share-based compensation	713	—
Tax benefit related to share-based compensation	1,659	—
Excess tax benefits from share-based compensation	(1,647)	—
Deferred compensation	194	106
Amortization of debt issuance costs	483	36
Cash surrender value of life insurance	(30)	51
Realized loss on sales of securities	—	433
Interest earned on escrow funds	—	(114)
Changes in assets and liabilities, net of acquisition:
Decrease in merchandise inventories	1,143	4,729
Decrease / (increase) in prepaid expenses and other	267	(1,509)
Decrease in other assets	325	85
Decrease in accounts payable – trade	(7,682)	(10,506)
Increase in accrued salaries, wages and related expenses	2,816	675
Increase in other accrued expenses	1,121	3,287
Increase in customer credits	955	343
Increase (decrease) in income taxes payable	12,714	(1,396)
Total adjustments	23,688	5,876
Net cash provided by operating activities	44,056	13,025

Investing Activities:
Purchases of property and equipment	(7,048)	(7,197)
Purchases of long-term investments	(86)	—
Sales and maturities of marketable securities and investments	11,187	40,732
Purchases of marketable securities and investments	(34,219)	(42,752)
Net cash used in investing activities	(30,166)	(9,217)

Financing Activities:
Repayments of long-term debt	(10,267)	(253)
Deferred financing costs	10	—
Purchase of treasury stock	—	(1,584)
Proceeds from employee stock purchase plan purchases	59	20
Excess tax benefits from share-based compensation	1,647	—
Proceeds from stock options exercised	1,202	1,291
Net cash used in financing activities	(7,349)	(526)

Net increase in cash and cash equivalents	6,541	3,282
Cash and cash equivalents – beginning of period	42,434	15,141
Cash and cash equivalents – end of period	$48,975	$18,423

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,732	$4,538
Cash paid for interest	$763	$438
Capital expenditures incurred but not yet paid	$2,147	$216

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn Inc., and its wholly owned subsidiaries (the “Company”, “we”, “our”, or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The July 30, 2005 condensed consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheets of the Company filed in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

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

As more fully discussed below in Note 4, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment effective July 31, 2005. The Company adopted the modified prospective transition method provided under SFAS No. 123R and consequently has not retroactively adjusted results for prior periods.

2. Acquisition of Maurices Incorporated

On January 3, 2005, effective as of the close of business on January 1, 2005, the Company acquired 100% of the outstanding stock of Maurices Incorporated, a specialty apparel retailer, for a total purchase price of $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). The Company’s condensed consolidated financial statements include maurices’ results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $132.6 million, was allocated to goodwill after considering post-closing adjustments.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the acquisition date, January 1, 2005, in accordance with SFAS No. 141. The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on the data.

The fair values of assets acquired and liabilities assumed, as of the close of business on January 1, 2005, are as follows:

(Amounts in thousands)

Purchase Price	$328,305

Current assets, net of cash	7,788
Inventory	33,475
Property, plant, and equipment	75,394
Intangibles	111,853
Other non–current assets	2,241
Total assets acquired	230,751

Total liabilities assumed	(35,012)

Net assets acquired, net of cash	195,739
Goodwill	$132,566

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company performs an impairment test at least annually on or about June 30th to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill or indefinite life intangible assets is necessary.

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute the Company's identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives.

(Amounts in thousands)

Other intangible assets were comprised of the following as of October 29, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Expected Life
Customer Relationships	$2,200	$262	$1,938	7 years
Proprietary Technology	3,653	609	3,044	5 years
Trade Name	106,000	—	106,000	Indefinite
Total intangible assets	$111,853	$871	$110,982

The estimated annual amortization expense over the next five years is approximately $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

The following unaudited pro forma information assumes the acquisition of Maurices Incorporated had occurred on the first day of the period presented. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on August 1, 2004, nor is it indicative of our future results.

(Amounts in millions except per share data)
Thirteen Weeks Ended
October 30, 2004

Pro forma net sales	$286.9
Pro forma net income	9.0
Pro forma earnings per share:
Basic	$0.31
Diluted	$0.30

3. Restatement of Financial Statements

The Company concluded that its Condensed Consolidated Statements of Cash Flow presentation for fiscal period ending October 30, 2004 should be restated to properly record the presentation of purchases and sales of marketable securities and investments on a gross basis, which had historically been recorded on a net basis, and to correct both the amounts and the presentation of gain\(loss) on sale of marketable securities from investing activities to operating activities.

The Company also determined that certain liabilities associated with the acquisition of property and equipment were incorrectly reflected as a component of changes in operating liabilities and purchases of property and equipment in the statements of cash flows. Purchases of property and equipment accrued at each balance sheet date have been presented as supplemental disclosure of non-cash items. The Company also determined that certain amounts related to the voluntary employee benefit plan were incorrectly classified as an investing activity in the Company's Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended October 30, 2004. The Condensed Consolidated Statements of Cash Flows were corrected by reclassifying the activity for this item from investing activities to operating activities.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

These corrections did not affect the total net change in cash and cash equivalents and had no impact on the Company’s Condensed Consolidated Statements of Earnings, or earnings per share.

Following is a summary of the significant effects of these restatements on the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended October 30, 2004:

(Amounts in thousands)	Condensed Consolidated Statement of Cash Flows
Fiscal quarter ended October 30, 2004	As previously reported	Adjustments	As restated

Operating activities:
Realized loss / (gain) on sales of securities	$—	$433	$433
Increase in prepaid expenses and other	573	(2,082)	(1,509)
Increase (decrease) in other accrued expenses	3,503	(216)	3,287
Net cash provided by operating activities	$14,890	$(1,865)	$13,025

Investing Activities:
Purchases of property and equipment	$(7,413)	$216	$(7,197)
Sales and maturities of marketable securities and investments	1,100	39,632	40,732
Purchases of marketable securities and investments	(4,769)	(37,983)	(42,752)
Net cash used in investing activities	$(11,082)	$1,865	$(9,217)

The Company also determined that interest expense related to an escrow account established in connection with a certain litigation judgment which was reversed in Fiscal 2005, was previously reported as a component of interest expense, and thus not included as part of operating income, should have been recorded as litigation expense. The Company’s Condensed Consolidated Statements of Earnings for the quarter ended October 30, 2004 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $799,000. This had no effect on net income or earnings per share.

4. Share-Based Compensation

Effective July 31, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 31, 2005, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's 2001 Stock Option Plan provides for the granting of either ISO’s or non-qualified options to purchase up to 3,000,000 shares of common stock. As of October 29, 2005, there were 501,867 shares under the 2001 plan available for future grant. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 3,000,000 shares available for issuance under the 2001 Stock Option Plan. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock awards outstanding under the Company’s current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of October 29, 2005, there was $16.3 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The total intrinsic value of options exercised during the thirteen weeks ended October 29, 2005 was approximately $1.8 million.

A summary of the changes in stock options outstanding during the thirteen weeks ended October 29, 2005;

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at July 30, 2005	2,585,451	$11.97	6.7 years
Granted	1,224,500	23.63
Forfeited or expired	(36,250)	14.52
Exercised	(123,175)	9.76
Options Outstanding at October 29, 2005	3,650,526	$15.93	7.6 years	$33,084,473
Vested and exercisable at October 29, 2005	1,141,054	$9.26	4.8 years	$17,947,578

The 2001 Stock Option Plan also allows for the issuance of restricted shares. Prior to January 2005, restricted shares did not count against the 2001 Stock Option Plan. Effective January 2005, any shares of restricted stock are counted against the shares available for future grant limit as three shares for every restricted share granted. In general, if options are canceled for any reason, or expire or terminate unexpired, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant. The restricted shares vest over five years.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of October 29, 2005, there was $972,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in shareholders’ equity at July 30, 2005. As part of the adoption of SFAS No. 123R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 31, 2005 was included as a component of additional paid-in capital. The total fair value of the shares recognized as compensation expense in the first quarter of Fiscal 2006 was $194,000.

A summary of the changes in the shares of restricted stock outstanding during the thirteen weeks ended October 29, 2005;

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 30, 2005	89,200	$17.38
Granted	7,000	23.55
Vested	(2,300)	15.11
Forfeited	—	—
Restricted stock awards at October 29, 2005	93,900	$17.89

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the thirteen weeks ended October 29, 2005, we sold 2,953 shares to employees at an average discount of $2.21 per share under the Employee Stock Purchase Plan.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the quarter ended October 29, 2005, excess tax benefits realized from the exercise of stock options was $1.6 million.

During the quarter ended October 29, 2005, the Company recognized approximately $713,000 in share-based compensation expense.  No compensation cost was recognized prior to July 31, 2005.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

Thirteen Weeks Ended
October 30, 2004

Net earnings as reported:	$7,149
Add share-based employee compensation expense included in reported net income, net of taxes	—
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(515)
Pro forma net earnings	$6,634

Basic earnings per share:
As reported	$0.24
Pro forma	$0.22

Diluted earnings per share:
As reported	$0.24
Pro forma	$0.22

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004

Weighted average risk-free interest rate	4.2%	(1)
Weighted average expected life (years)	4.7	(1)
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	42.2%	(1)
Expected dividend yield	0%	(1)

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

The weighted-average fair value of options granted during the first quarter of Fiscal 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $9.85 per share.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Stock Repurchase Program

On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,442,700 shares at an aggregate purchase price of approximately $26.7 million. At October 29, 2005 we had $48.3 million of repurchase availability remaining. During the three months ended October 29, 2005 no shares were repurchased and for the three months ended October 30, 2004, 100,000 shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

6. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and exercise of all stock options using the treasury stock method and conversion of the Senior Convertible Notes, to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

	Thirteen Weeks Ended
(Amounts in thousands)	October 29, 2005	October 30, 2004

Weighted average number of common shares outstanding – basic	30,270	29,578

Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	1,435	778
Weighted average number of common shares outstanding –diluted	31,705	30,356

The Senior Convertible Notes were dilutive at October 29, 2005 as the average price of the Company’s stock was more than the conversion price of the Senior Convertible Notes, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Senior Convertible Notes was 738,000.

There were no common stock equivalents that were anti-dilutive for the thirteen weeks ended October 29, 2005 or the thirteen weeks ended October 30, 2004.

7. Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income and includes our net earnings and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive income (loss) in shareholders’ equity. Comprehensive income for all periods presented is comprised of the following:

	Thirteen Weeks Ended
(Amounts in thousands and net of tax)	October 29, 2005	October 30, 2004

Net earnings	$20,368	$7,149
Unrealized gain (loss) on available-for-sale marketable securities	—	291
Comprehensive income	$20,368	$7,440

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Long-Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. Upon conversion, the Company would deliver cash to the lesser of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation, in common shares. Upon certain corporate transactions, the Company may issue additional shares based on the date the corporate transaction becomes effective and the price of the Company’s common stock. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On October 29, 2005 the market value of the convertible senior notes was $154.6 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 14, 2004, the Company entered into a senior credit facility with a number of banks (“Senior Credit Facility”). The $250 million Senior Credit Facility consists of a $150 million revolving credit facility and a $100 million term loan. The Senior Credit Facility matures five years after it is entered into, subject to customary rollover and exchange provisions, which may extend the maturity of the loans under the Senior Credit Facility and the senior exchange note into which they are converted up to seven years. In addition to customary financial and non-financial covenants, the Senior Credit Facility limits the Company’s ability to use borrowings under that facility to pay any cash payable on a conversion of the notes and prohibits the Company from making any cash payments on the conversion of the notes if a default or event of default has occurred under that facility without the consent of the lenders under the Senior Credit Facility. As of October 29, 2005 the Company has repaid the term loan. The Company is no longer able to borrow funds under the term loan. As of the date of this filing, the Company has not borrowed any funds under the $150 million revolving credit facility.

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, the Company incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying condensed consolidated balance sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan.

In connection with the purchase of the Suffern, New York facility, Dunnigan Realty, LLC, (“Dunnigan”) in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on the Condensed Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Long-term debt consists of the following:

(Amounts in thousands)	October 29, 2005	July 30, 2005

Dunnigan Mortgage	$31,722	$31,989
Convertible Senior Notes	115,000	115,000
Senior Secured Credit Facility	—	10,000
	146,722	156,989

Less: current portion	(1,104)	(1,089)
Total	$145,618	$155,900

Interest expense relating to the above debt was approximately $1.2 million for the 13 weeks ended October 29, 2005 and $0.4 million for the 13 weeks ended October 30, 2004.

9. Shareholders’ Equity

(Amounts in thousands, except share amounts)	Common Stock	Additional paid-in capital	Retained Earnings	Deferred Compensation	Total Shareholders’ Equity
Balance as of July 30, 2005	$1,510	$73,193	$239,426	$(1,001)	$313,128
Net earnings	—	—	20,368	—	20,368
Share-based compensation charge to additional paid-in-capital	—	713	—	—	713
Reclass of deferred compensation upon adoption of SFAS 123R	—	(1,001)	—	1,001	—
Amortization of deferred compensation expense – restricted stock	—	194	—	—	194
Tax benefit of stock options – adjustment to additional paid-in-capital	—	1,659	—	—	1,659
Employee stock purchase plan activity (2,953 shares)	—	59	—	—	59
Shares issued pursuant to exercise of stock options (123,175 shares)	7	1,195	—	—	1,202
Balance as of October 29, 2005	$1,517	$76,012	$259,794	$—	$337,323

10. Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which mandates that rental costs associated with ground or building operating leases incurred during construction shall be recognized as rental expense. The guidance is effective as of the first reporting period beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance was effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2004, the FASB issued SFAS No. 151 (“SFAS No. 151”), Inventory Costs, which amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company adopted the standard in the first quarter of fiscal 2006. Adoption of SFAS No. 151 did not have a material impact on the Company’s operating results or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of our 2006 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

11. Segments

The Company operates in two reportable segments: the dressbarn brands and the maurices brand. Our dressbarn stores are operated mostly in Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. We completed the acquisition of Maurices Incorporated in January 2005. Our maurices stores are concentrated in small markets in the United States.

The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old female as well as the causal apparel needs of the 17 to 34 year-old male. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess their performance for decision-making purposes.

Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

	Thirteen Weeks Ended
(Amounts in millions)	October 29, 2005	October 30, 2004
Net sales
dressbarn and dressbarn woman brands	$213.6	$197.1
maurices brand	105.3	—
Consolidated net sales	$318.9	$197.1

Operating income
dressbarn and dressbarn woman brands	$22.0	$10.6
maurices brand	15.0	—
Consolidated operating income	37.0	10.6
Interest income	0.2	0.7
Interest expense	(1.7)	(0.4)
Other income	0.4	0.4
Earnings before provision for income taxes	$35.9	$11.3

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.3	$6.2
maurices brand	4.0	—
Consolidated depreciation and amortization	$10.3	$6.2

Capital expenditures
dressbarn and dressbarn woman brands	$4.9	$7.2
maurices brand	2.1	—
Consolidated capital expenditures	$7.0	$7.2

(Amounts in millions)	October 29, 2005	July 30, 2005
Identifiable assets
dressbarn and dressbarn woman brands	$610.8	$587.4
maurices brand	131.3	128.8
Total	$742.1	$716.2

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Subsidiary Guarantors

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

Presented below are the unaudited Condensed Consolidating Balance Sheets, unaudited Condensed Consolidating Statements of Earnings and unaudited Condensed Consolidating Statements of Cash Flows for the Parent Company, for the Parent Company’s guarantor subsidiaries and for the Parent Company’s non-guarantor subsidiary for the periods presented herein as required by Rule 3-10 under Regulation S-X. Such information reflects the effects of the restatement detailed in Note 3.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
as of October 29, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$40,156	$6,609	$2,210	$—	$48,975
Restricted cash	100	—	—	—	100
Marketable securities and investments	23,091	24	2	—	23,117
Merchandise inventories	113,217	53,283	—	—	166,500
Prepaid expenses and other	7,272	3,456	1,945	—	12,673
Total Current Assets	183,836	63,372	4,157	—	251,365

Property and Equipment, net	115,885	74,783	40,676	—	231,344
Intangible Assets, net	—	110,982	—	—	110,982
Goodwill	—	132,566	—	—	132,566
Other Assets	11,391	2,820	1,623	—	15,834
Investment in Subsidiaries	585,849	—	—	(585,849)	—
Due from Affiliate	—	319,804	—	(319,804)	—
TOTAL ASSETS	$896,961	$704,327	$46,456	$(905,653)	$742,091

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
as of October 29, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$70,088	$29,932	$—	$—	$100,020
Accrued salaries, wages and related expenses	28,529	9,496	—	—	38,025
Other accrued expenses	23,708	13,988	809	—	38,505
Customer credits	2,483	11,321	—	—	13,804
Income taxes payable	12,806	—	—	—	12,806
Deferred tax liability	2,972	—	—	—	2,972
Current portion of long-term debt	1	—	1,103	—	1,104
Total Current Liabilities	140,587	64,737	1,912	—	207,236

Long-term debt	115,000	—	30,618		145,618
Deferred rent and other	42,234	3,138	—	—	45,372
Deferred tax liability	6,542	—	—	—	6,542
Due to affiliate	255,275	63,013	1,516	(319,804)	—
Total Liabilities	559,638	130,888	34,046	(319,804)	404,768

Commitments and contingencies	—	—	—	—	—
Shareholders' Equity	337,323	573,439	12,410	(585,849)	337,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$896,961	$704,327	$46,456	$(905,653)	$742,091

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
for the Thirteen weeks ended October 29, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated

Net sales	$213,557	$105,332	$1,587	$(1,587)	$318,889
Cost of sales, including
occupancy and buying costs	124,149	63,435	396	(1,206)	186,774
Gross profit	89,408	41,897	1,191	(381)	132,115

Selling, general and
administrative expenses	63,434	27,647	69	(6,410)	84,740
Depreciation and amortization	5,837	4,039	429	—	10,305
Operating income	20,137	10,211	693	6,029	37,070

Interest income	137	4	9	—	150
Interest expense	(1,257)	—	(451)	—	(1,708)
Other income	—	6,410	—	(6,029)	381
Equity in earnings of subsidiaries	9,552	—	—	(9,552)	—

Earnings before provision
for income taxes	28,569	16,625	251	(9,552)	35,893
Provision for income taxes	8,201	7,215	109	—	15,525
Net earnings	$20,368	$9,410	$142	$(9,552)	$20,368

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
for the Thirteen Weeks Ended October 29, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
Operating Activities:
Net earnings	$20,368	$9,410	$142	$(9,552)	$20,368
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,552)	—	—	9,552	—
Depreciation and amortization of property and equipment	5,837	4,039	429	—	10,305
Provision for impairment and asset disposals	259	246	—	—	505
Deferred income tax expense	(1,331)	—	—	—	(1,331)
Deferred rent expense and other	451	727	—	—	1,178
Share-based compensation	713	—	—	—	713
Tax benefit related to share-based compensation	1,659	—	—	—	1,659
Excess tax benefits from share-based compensation	(1,647)	—	—	—	(1,647)
Amortization of debt issuance costs	483	—	—	—	483
Increase in cash surrender of life insurance	(30)	—	—	—	(30)
Deferred compensation	194	—	—	—	194
Realized (gain)/loss on sales of securities	—	—	—	—	—
Other	(63)	—	63	—	—
Changes in assets and liabilities:
Decrease (increase) in merchandise inventories	3,860	(2,717)	—	—	1,143
Decrease (increase) in prepaid expenses and other	2,108	(456)	(1,385)	—	267
(Increase) decrease in other assets	(105)	394	36	—	325
(Increase) decrease in due from affiliate	—	(7,336)	—	7,336	—
Increase (decrease) in due to affiliate	2,931	3,006	1,399	(7,336)	—
(Decrease) increase in accounts payable–trade	(3,587)	(4,095)	—	—	(7,682)
Increase in accrued salaries, wages and related expenses	1,723	1,093	—	—	2,816
Increase (decrease) in other accrued expenses	3,213	(1,192)	(900)	—	1,121
Increase (decrease) in customer credits	1,058	(103)	—	—	955
Increase in income taxes payable	12,714	—	—	—	12,714
Total adjustments	20,888	(6,394)	(358)	9,552	23,688
Net cash provided by operating activities	$41,256	$3,016	$(216)	$—	$44,056

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
for the Thirteen Weeks Ended October 29, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
Investing Activities:
Purchases of property and equipment	$(4,941)	$(2,107)	$—	$—	$(7,048)
Purchases of long-term investments	(86)	—	—	—	(86)
Sales and maturities of marketable securities and investments	11,187	—	—	—	11,187
Purchases of marketable securities and investments	(34,219)	—	—	—	(34,219)
Net cash (used in) investing activities	(28,059)	(2,107)	—	—	(30,166)

Financing Activities:
Repayments of long-term debt	(10,000)	—	(267)	—	(10,267)
Debt financing costs	10	—	—	—	10
Purchase of treasury stock	—	—	—	—	—
Proceeds from Employee Stock Purchase Plan	59	—	—	—	59
Excess tax benefits from share-based compensation	1,647	—	—	—	1,647
Proceeds from stock options exercised	1,202	—	—	—	1,202
Net cash (used in) financing activities	(7,082)	—	(267)	—	(7,349)

Net increase (decrease) in cash and cash equivalents	6,115	909	(483)	—	6,541
Cash and cash equivalents – beginning of period	34,041	5,700	2,693	—	42,434
Cash and cash equivalents – end of period	$40,156	$6,609	$2,210	$—	$48,975

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
as of July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34,041	$5,700	$2,693	$—	$42,434
Restricted cash	100	—	—	—	100
Marketable securities and investments	59	24	2	—	85
Merchandise inventories	117,077	50,566	—	—	167,643
Prepaid expenses and other	9,363	3,000	560	—	12,923
Total Current Assets	160,640	59,290	3,255	—	223,185

Property and Equipment, net	116,573	75,020	41,105	—	232,698
Intangible Assets, net	—	111,243	—	—	111,243
Goodwill	—	132,566	—	—	132,566
Other Assets	11,680	3,214	1,659	—	16,553
Investment in Subsidiaries	576,234	—	—	(576,234)	—
Due from Affiliate	—	312,468	—	(312,468)	—
TOTAL ASSETS	$865,127	$693,801	$46,019	$(888,702)	$716,245

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
as of July 30, 2005

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$73,675	$34,027	$—	$—	$107,702
Accrued salaries, wages and related expenses	26,806	8,403	—	—	35,209
Other accrued expenses	20,028	13,500	1,709	—	35,237
Customer credits	1,425	11,424	—	—	12,849
Income taxes payable	92	—	—	—	92
Deferred tax liability	3,612	—	—	—	3,612
Current portion of long-term debt	—	—	1,089	—	1,089
Total Current Liabilities	125,638	67,354	2,798	—	195,790

Long-term debt	125,001	—	30,899	—	155,900
Deferred rent and other	41,783	2,411	—	—	44,194
Long-term deferred tax liability	7,233	—	—	—	7,233
Due to affiliate	252,344	60,007	117	(312,468)	—
Total Liabilities	551,999	129,772	33,814	(312,468)	403,117

Commitments and contingencies	—	—	—	—	—
Shareholders' Equity	313,128	564,029	12,205	(576,234)	313,128

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$865,127	$693,801	$46,019	$(888,702)	$716,245

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(AS RESTATED, SEE NOTE 3)
(UNAUDITED)
for the Thirteen weeks ended October 30, 2004

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated

Net sales	$197,116	$—	$2,377	$(2,377)	$197,116
Cost of sales, including
occupancy and buying costs	122,267	3,098	1,043	(1,996)	124,412
Gross profit (loss)	74,849	(3,098)	1,334	(381)	72,704

Selling, general and
administrative expenses	59,199	1,744	103	(5,913)	55,133
Depreciation and amortization	5,643	59	454	—	6,156
Litigation	799	—	—	—	799
Operating income (loss)	9,208	(4,901)	777	5,532	10,616

Interest income	215	506	1	—	722
Interest expense	—	—	(461)	—	(461)
Other income	—	5,913	—	(5,532)	381
Equity in earnings of subsidiaries	1,165	—	—	(1,165)	—

Earnings before provision for income taxes	10,588	1,518	317	(1,165)	11,258
Provision for income taxes	3,439	554	116	—	4,109
Net earnings (loss)	$7,149	$964	$201	$(1,165)	$7,149

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(AS RESTATED, SEE NOTE 3)
(UNAUDITED)
for the Thirteen Weeks Ended October 30, 2004

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
Operating Activities:
Net earnings	$7,149	$964	$201	$(1,165)	$7,149
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(1,165)	—	—	1,165	—
Depreciation and amortization of property and equipment	5,643	59	454	—	6,156
Provision for impairment and asset disposals	483	—	—	—	483
Deferred income tax expense	959	—	—	—	959
Deferred rent expense and other	2,058	—	—	—	2,058
Amortization of debt issuance costs	36	—	—	—	36
Decrease in cash surrender of life insurance	51	—	—	—	51
Deferred compensation	106	—	—	—	106
Realized (gain)/loss on sales of securities	433	—	—	—	433
Interest earned on restricted cash	(114)	—	—	—	(114)
Other	(10)	—	10	—	—
Changes in assets and liabilities:
Decrease (increase) in merchandise inventories	4,729	—	—	—	4,729
Increase in prepaid expenses and other	(563)	(54)	(892)	—	(1,509)
(Increase) decrease in other assets	48	—	37	—	85
Decrease (increase) in due from affiliate	—	(3,556)	—	3,556	—
Increase (decrease) in due to affiliate	(32)	3,472	116	(3,556)	—
(Decrease) increase in accounts payable – trade	(10,506)	—	—	—	(10,506)
Increase in accrued salaries, wages and related expenses	675	—	—	—	675
Increase (decrease) in other accrued expenses	3,436	298	(447)	—	3,287
Decrease in customer credits	402	(59)	—	—	343
(Decrease) increase in income taxes payable	(1,396)	—	—	—	(1,396)
Total adjustments	5,273	160	(722)	1,165	5,876
Net cash provided by (used in) operating activities	$12,422	$1,124	$(521)	$—	$13,025

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(AS RESTATED, SEE NOTE 3)
(UNAUDITED)
for the Thirteen Weeks Ended October 30, 2004

(Amounts in thousands)
	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiary	Eliminations	Consolidated
Investing Activities:
Purchases of property and equipment	$(7,141)	$(56)	$—	$—	$(7,197)
Sales and maturities of marketable securities and investments	34,535	6,197	—	—	40,732
Purchases of marketable securities and investments	(35,305)	(7,447)	—	—	(42,752)
Net cash (used in) provided by investing activities	(7,911)	(1,306)	—	—	(9,217)

Financing Activities:
Repayments of long-term debt	—	—	(253)	—	(253)
Purchase of treasury stock	(1,584)	—	—	—	(1,584)
Proceeds from Employee Stock Purchase Plan	20	—	—	—	20
Proceeds from stock options exercised	1,291	—	—	—	1,291
Net cash provided by (used in) financing activities	(273)	—	(253)	—	(526)

Net increase in cash and cash equivalents	4,238	(182)	(774)	—	3,282
Cash and cash equivalents – beginning of period	13,455	654	1,032	—	15,141
Cash and cash equivalents – end of period	$17,693	$472	$258	$—	$18,423

13. Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. The gross profit impact of a sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. The sales return reserve was $1.6 million as of October 29, 2005, and $1.4 million as of July 30, 2005.

14. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design, sourcing and importing teams, our buyers and our distribution centers. Such compensation and employee benefit expenses include salaries, incentives and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Marketable Securities and Investments

The Company purchases short-term investments and marketable securities that have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at October 29, 2005 and July 30, 2005, are shown below.

	October 29, 2005		July 30, 2005
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost

Money Market Funds	$117	$117	$85	$85
Auction Rate Securities	11,000	11,000	—	—
Tax Exempt Auction Rate Securities	10,000	10,000	—	—
Corporate Debt Securities	2,000	2,000	—	—
Total	$23,117	$23,117	$85	$85

Auction Rate Securities

Auction rate securities have been classified as short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Certain of our auction rate securities are tax-exempt.

The cost and estimated fair value of our available-for-sale marketable securities and investments by stated maturities at October 29, 2005 is as follows:

Due In (Amounts in thousands)	Estimated Fair Value	Cost
One year or less	$10,117	$10,117
One year through five years	—	—
Over five years	13,000	13,000
Total	$23,117	$23,117

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

16. Commitments and Contingent Liabilities

At October 29, 2005, the Company had letters of credit outstanding totaling approximately $41 million. The letters of credit were issued for purchases of inventory. We are party to various litigation matters and proceedings in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 30, 2005. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current views with respect to future events and financial performance. The Company’s actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements as a result of certain factors set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended July 30, 2005. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Restatement of Financial Statements

We concluded that our condensed consolidated financial statements should be restated. The corrections did not affect the net increase or decrease in cash and cash equivalents and had no impact on the Company’s net earnings, and earnings per share. See Note 3 to the unaudited Condensed Consolidated Financial Statements of this Report for a summary of the effects of the restatement. This Management’s Discussion and Analysis gives effect to the restatement discussed in Note 3.

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this quarterly report. It should not be relied upon separately from the balance of this quarterly report.

We operate a chain of primarily women’s apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to working women at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman and to the casual apparel needs of the 17 to 34 year-old male.

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices will allow the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. For Fiscal 2006 we plan to open approximately 100 additional stores and close approximately 40 stores which projects to a net square footage growth in the mid single-digit percentage range, primarily driven by the expansion of maurices. The Company plans to continue its planned store openings using cash flow from operations.

Our business is dependent in part upon our ability to predict fashion trends, customer preferences and other fashion-related factors. Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in leveraging of our costs, including store payroll, store supplies, rent, etc. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on the Company's total net sales, cash and working capital. We believe single digit consolidated comparable sales growth is achievable in Fiscal 2006 and this will improve cash flows from operations as compared to historical results prior to the acquisition of the maurices stores.

The Company’s methodology for determining same store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the same store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from same store sales beginning with the fiscal month the store actually closes. maurices same store sales were calculated in the same manner as dressbarn using historical pre-acquisition data as comparison.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004

Net sales growth (1)	61.8%	2.4%
Same store sales growth	8.9%	1.0%
Merchandise margins	56.3%	54.9%
Square footage growth (1)	58.4%	0.5%
Total store count (1)	1,303	792
Diluted earnings per share	$0.64	$0.24
SG&A as a percentage of sales	26.6%	28.0%
Capital expenditures (in millions)	$7.0	$7.2

(1)	Increase in net sales, square footage growth and store count primarily due to acquisition of Maurices Incorporated in January 2005.

The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, (primarily commissions and import fees), occupancy costs excluding depreciation and all costs associated with the buying and distribution functions. The Company’s cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities such as the Company exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. The Company includes depreciation related to the distribution network in depreciation and amortization, and insurance expenses, among other expenses in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings.

Results of Operations

The following table sets forth the percentage change in dollars from last year’s comparable periods for the thirteen-week period ended October 29, 2005, and the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

(TY= this year, LY=last year)
	Thirteen Weeks Ended
		% of Sales
	% Change from LY	TY	LY

Net sales	61.8%	100.0%	100.0%
Cost of sales, including
occupancy & buying	50.1%	58.6%	63.1%
Gross profit	81.7%	41.4%	36.9%
Selling, general and
administrative expenses	53.7%	26.6%	28.0%
Depreciation and amortization	67.4%	3.2%	3.1%
Litigation	(100.0)%	0.0%	0.4%
Operating income	249.2%	11.6%	5.4%
Interest income	(79.2)%	0.0%	(0.4)%
Interest expense	270.5%	0.5%	0.2%
Other income	0.0%	0.1%	0.2%
Earnings before income taxes	218.8%	11.3%	5.7%
Net earnings	184.9%	6.4%	3.6%

Net sales for the thirteen weeks ended October 29, 2005 (the "first quarter") increased by 61.8% to $318.9 million from $197.1 million for the thirteen weeks ended October 30, 2004 (the "prior period"). The sales increase for the first quarter was driven by the acquisition of maurices as well as by the dressbarn same store sales increase of 8%. dressbarn net sales for the first quarter increased 8.3% to $213.6 million versus $197.1 million for the prior period. On a dressbarn brand basis, same store sales for the quarter increased 3% for dressbarn and 18% for dressbarn woman. The categories that helped increase net sales were Blouses, Knitwear, Jewelry, Outerwear and Woven Tops. The maurices brand sales for the first quarter were $105.3 million. Strong sales trends were noted for Studio Y, Knit Tops, and Accessories categories. The same store sales increase was driven by an increase in units per transaction as well as total sales transactions, reflecting an increase in customer traffic.

Gross profit, net of buying and occupancy costs, increased 450 basis points from 36.9% the prior period. The increase for the first quarter was driven by the acquisition of maurices as well as by dressbarn’s gross profit improvement. For the dressbarn brand, gross profit was 41.0%, an increase of 410 basis points from the prior period. Gross profit before buying and occupancy costs increased by 270 basis points mainly due to lower markdowns from higher turnover at full retail price. The buying and occupancy costs were leveraged by the strong same store sales (140 basis points). For the maurices brand, gross profit for the first quarter was $44.5 million or 42.3% of net sales.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased 140 basis points to 26.6% as compared to 28.0% in the prior period as a result of the operating leverage gained with the inclusion of maurices as well as the favorable leverage gained from increased same store sales. The reduction was mainly due to the leveraging of payroll and advertising / marketing costs due to our sales performance during the first quarter. On a divisional basis, dressbarn SG&A decreased 30 basis points to 27.7% versus 28.0% last year. The decrease was mainly due to a reduction of Marketing and Advertising costs due to the timing of promotions versus the prior period of 40 basis points and other expenses that were leveraged due to dressbarn’s sales performance of 60 basis points, offset by higher medical claim costs of 30 basis points, increased professional fees due to audit fees and Sarbanes Oxley costs of 40 basis points.  In addition, the adoption of SFAS No. 123R resulted in the recording of compensation expense of $713,000 for share-based payments such as the granting of stock options, in the first quarter of Fiscal 2006. maurices’ SG&A expenses were $25.5 million or 24.2% of net sales for the first quarter.

Depreciation expense for the quarter was $10.3 million, an increase of $4.1 million from last year. This increase resulted primarily from the addition of maurices.

Interest income for the quarter was $0.2 million as compared to interest income of $0.7 million last year. The decrease was due to the decrease in funds invested in marketable securities and investments over the first quarter of Fiscal 2006 as compared to the same period in Fiscal 2005. Interest expense for the first quarter of Fiscal 2006 increased to $1.7 million from $0.5 million due to additional debt incurred to finance the acquisition of Maurices Incorporated.

Other income for the quarter was $0.4 million. This amount represents rental income from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012.

The effective tax rate was increased to 43% for the first quarter, as compared to 36.5% in prior period. The effective rate increased primarily as a result of a reduction in tax-free interest income for the quarter and the impact of adjusting tax related contingencies. As a result, the Company has increased its effective tax rate for Fiscal 2006 to 40.6%.

Net earnings for the first quarter increased 185% to $20.4 million, or $0.64 per diluted share, compared to $7.1 million, or $0.24 per diluted share in the prior period. This increase was largely due to the contribution from maurices ($8.6 million) as well as dressbarn increasing their contribution to net earnings by $4.7 million.

Critical Accounting Policies and Estimates

Management has determined that the Company’s most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 other than the adoption of SFAS 123R that resulted in recording of $713,000 of compensation expense in the first quarter of Fiscal 2006.

Liquidity and Capital Resources

Net cash provided by operations was $44.1 million for the first quarter compared with $13.0 million during last year’s comparable period. The increase in cash flow from operations is primarily due to the accretive effect of the acquisition of Maurices Incorporated and the improved cash flows generated from dressbarn. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization and changes in working capital account balances, specifically the increase in income taxes payable, accrued salaries, wages and related expenses, the decrease in merchandise inventories, offset by the decrease in accounts payable trade.

During the first quarter, the Company made net investments of $23 million in marketable securities and investments. The Company also purchased $7 million of property and equipment mainly for new store openings during the first quarter. The Company also made $10.3 million of principal payments owed under long-term debt agreements. $10 million of these payments represented the final principal of the term loan that was outstanding at July 30, 2005 that was utilized in our acquisition of maurices. As of October 29, 2005, $109 million was available under the senior credit facility for future borrowings, which gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its expanded business. The $109 million available under the Senior Credit Facility represents the $150 million from our revolving credit facility less $41 million of outstanding letters of credit at October 29, 2005.

The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the Senior Credit Facility mentioned above, will be adequate to fund the Company's Fiscal 2006 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures.

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

There have been no material changes to the Company’s contractual obligations table presented as of July 30, 2005 in our Form 10-K, except for the early repayment of the principal of the term loan that was outstanding at July 30, 2005 that was utilized in our acquisition of maurices that is discussed above.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our cash and cash equivalents include financial instruments with original maturity dates of three months or less. The majority of our marketable securities and investments are in auction rate securities that have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 28 or 35 days. The Company does not believe that an adverse change in interest rates would have a material affect on the Company’s financial condition.

Our outstanding long-term liabilities as of October 29, 2005 included $30.6 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, the Company issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, the Company’s results of operations would not be affected by interest rate changes. On October 29, 2005 the market value of the convertible senior notes was $154.6 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company also entered into a $250 million Senior Credit Facility with a group of banks on December 14, 2004. Under that Senior Credit Facility, the Company borrowed $100 million under a variable rate term loan and has available a revolving credit facility with borrowings of up to $150 million at a variable rate. At October 29, 2005, the Company had no outstanding borrowings under the term loan and had no borrowings under the revolving credit facility.

The Company holds no material options or other derivative instruments at October 29, 2005.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting a material weakness therein as of July 30, 2005, the Company’s disclosure controls and procedures were not effective as of October 29, 2005 because it has not yet been concluded that such material weakness no longer exists.  We excluded from our assessment the internal control over financial reporting at Maurices Incorporated, which was acquired effective as of January 1, 2005, and whose financial statements reflect total assets and net sales constituting 18% and 33%, respectively, of the related condensed consolidated financial statement amounts as of and for the thirteen weeks ended October 29, 2005. Actions that the Company has taken to address this material weakness which related to the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements are as follows:

•
The Company has hired a Director of Financial Reporting and plans on hiring additional accounting and tax personnel and has engaged third party tax and financial systems consultants to ensure that adequate resources exist to implement the additional policies and procedures needed to remediate the deficiencies in internal control over financial reporting.

•	The Company intends to provide ongoing training to enhance the abilities of internal financial personnel.

•
The Company is instituting quality control standards, improving the quality of its accounting staff through training and education to assist all accounting personnel in understanding the accounting regulations and standards to address the identified deficiencies that exist in its internal control over financial reporting.

The Company believes these actions will ensure that it has the technical accounting expertise necessary to ensure the appropriate selection and application of complex accounting policies in accordance with generally accepted accounting principles and will address the identified deficiencies in the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements that resulted in the identification of the material weakness as of July 30, 2005. While the significant changes in the Company’s internal control over financial reporting described above all represent improvements, such enhancements have been in place only for a short period of time.  The Company has not yet had sufficient opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weakness in internal control over financial reporting previously reported as of July 30, 2005.

Except as described above, no changes in the Company’s disclosure controls and procedures have occurred during the Company’s fiscal quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending October 29, 2005

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 31, 2005 through August 27, 2005	—	N/A	—	1,931,529
August 28, 2005 through October 1, 2005	—	N/A	—	1,931,529
October 2, 2005 through October 29, 2005	—	N/A	—	1,931,529

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

(2)	Based on the closing price of $24.99 at October 29, 2005.

Item 6 – EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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