Form 10-Q/A
period 2005-10-29
DRESS BARN INC
filed 2006-02-23
CIK 717724

UNITED STATES
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The Registrant had 30,777,142 shares of common stock outstanding as of February 17, 2006.

EXPLANATORY NOTE

 The Dress Barn, Inc. (together with its subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005, as filed with the Securities and Exchange Commission on December 8, 2005. This Amendment No. 1 is being filed in response to a comment received from the Staff of the Securities and Exchange Commission requesting the Company revise its disclosure in Item 4 Controls and Procedures of Part I to state clearly that there were changes in our internal control over financial reporting that occurred during this quarter that are reasonably likely to materially affect our internal control over financial reporting. Except for Item 4 of Part I, no other information included in the original report on Form 10-Q is amended by this Amendment No. 1.

Part I. FINANCIAL INFORMATION

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting a material weakness therein as of July 30, 2005, the Company’s disclosure controls and procedures were not effective as of October 29, 2005 because it has not yet been concluded that such material weakness no longer exists.  We excluded from our assessment the internal control over financial reporting at Maurices Incorporated, which was acquired effective as of January 1, 2005, and whose financial statements reflect total assets and net sales constituting 18% and 33%, respectively, of the related condensed consolidated financial statement amounts as of and for the thirteen weeks ended October 29, 2005. Actions that the Company has taken during the fiscal quarter ended October 29, 2005 to address this material weakness which related to the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements are as follows:

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

The Company believes these actions are reasonably likely to materially affect the Company’s internal control over financial reporting and will provide reasonable assurance that the Company has the technical accounting expertise necessary to select and apply complex accounting policies in accordance with generally accepted accounting principles and will address the identified deficiencies in the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements that resulted in the identification of the material weakness as of July 30, 2005. While the significant changes in the Company’s internal control over financial reporting described above all represent improvements, such enhancements have been in place only for a short period of time.  The Company has not yet had sufficient opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weakness in internal control over financial reporting previously reported as of July 30, 2005.

Part II - OTHER INFORMATION

Item 6 - EXHIBITS

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