Form 10-Q
period 2006-01-28
DRESS BARN INC
filed 2006-03-09
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2006	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock $0.05 par value

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 30,787,392 shares of common stock outstanding as of March 6, 2006.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED JANUARY 28, 2006
TABLE OF CONTENTS
Page
Number

Part I. FINANCIAL INFORMATION:

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at January 28, 2006 and July 30, 2005	3

Condensed Consolidated Statements of Earnings for the thirteen weeks ended January 28, 2006
and January 29, 2005 (as restated)	4

Condensed Consolidated Statements of Earnings for the twenty-six weeks ended January 28, 2006
and January 29, 2005 (as restated)	5

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended January 28, 2006
and January 29, 2005 (as restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES	29

Part I. FINANCIAL INFORMATION
Item 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data	January 28,	July 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$29,587	$42,434
Restricted cash	100	100
Marketable securities and investments	66,221	85
Merchandise inventories	140,133	167,643
Prepaid expenses and other	16,081	12,923
Total Current Assets	252,122	223,185

Property and Equipment	436,514	423,727
Less accumulated depreciation and amortization	207,795	191,029
Property and equipment, net	228,719	232,698

Intangible Assets, net	110,721	111,243
Goodwill	132,566	132,566
Other Assets	17,905	16,553
TOTAL ASSETS	$742,033	$716,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$88,277	$107,702
Accrued salaries, wages and related expenses	38,038	35,209
Other accrued expenses	32,842	35,237
Customer credits	19,132	12,849
Income taxes payable	—	92
Deferred tax liability	4,080	3,612
Current portion of long-term debt	1,118	1,089
Total Current Liabilities	183,487	195,790
Long-term debt	145,333	155,900
Deferred rent and other	45,967	44,194
Deferred tax liability	6,474	7,233
Total Liabilities	381,261	403,117

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized- 75,000,000 shares
Issued and outstanding at January 28, 2006 was 30,742,642 shares and issued and outstanding at July 30, 2005 was 30,205,341 shares	1,537	1,510
Additional paid-in capital	85,329	73,193
Retained earnings	273,906	239,426
Deferred compensation	—	(1,001)
Total Shareholder’s Equity	360,772	313,128
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$742,033	$716,245

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	January 28, 2006	January 29, 2005
		(as restated, see Note 3)

Net sales	$310,907	$200,138
Cost of sales, including occupancy and buying costs	193,184	125,536
Gross profit	117,723	74,602

Selling, general and administrative expenses	84,797	62,568
Depreciation and amortization	10,268	7,745
Litigation	—	799
Operating income	22,658	3,490

Interest income	475	51
Interest expense	(1,207)	(1,344)
Other income	382	382
Earnings before income taxes	22,308	2,579
Income taxes	8,196	942
Net earnings	$14,112	$1,637

Earnings per share:
Basic	$0.46	$0.06
Diluted	$0.42	$0.05

Weighted average shares outstanding:
Basic	30,551	29,699
Diluted	33,822	30,491

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Twenty-Six Weeks Ended
	January 28, 2006	January 29, 2005
		(as restated, see Note 3)

Net sales	$629,796	$397,254
Cost of sales, including occupancy and buying costs	379,958	249,948
Gross profit	249,838	147,306

Selling, general and administrative expenses	169,537	117,701
Depreciation and amortization	20,573	13,901
Litigation	—	1,598
Operating income	59,728	14,106

Interest income	625	773
Interest expense	(2,915)	(1,805)
Other income	763	763
Earnings before income taxes	58,201	13,837
Income taxes	23,721	5,051
Net earnings	$34,480	$8,786

Earnings per share:
Basic	$1.13	$0.30
Diluted	$1.05	$0.29

Weighted average shares outstanding:
Basic	30,411	29,639
Diluted	32,982	30,420

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands	Twenty-Six Weeks Ended
	January 28, 2006	January 29, 2005
		(as restated, see Note 3)
Operating Activities:
Net earnings	$34,480	$8,786
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	20,573	13,901
Provision for impairment and asset disposals	1,874	1,512
Deferred income taxes	(291)	1,154
Deferred rent expense	1,773	1,082
Share-based compensation	1,912	—
Tax benefit related to share-based compensation	5,773	508
Excess tax benefits from share-based compensation	(3,172)	—
Deferred compensation	378	154
Amortization of debt issuance costs	611	128
Cash surrender value of life insurance	(2,448)	(317)
Realized loss on sales of securities	—	1,812
Interest earned on escrow funds	—	(286)
Changes in assets and liabilities, net of acquisition:
Decrease in merchandise inventories	27,510	4,028
(Increase) / decrease in prepaid expenses and other	(3,183)	3,390
Decrease in other assets	843	134
(Decrease) / increase in accounts payable - trade	(19,425)	4,461
Increase in accrued salaries, wages and related expenses	2,829	5,478
(Decrease) / increase in other accrued expenses	(4,002)	1,287
Increase / (decrease) in customer credits	6,283	(883)
(Decrease) in income taxes payable	(92)	(5,548)
Net cash provided by operating activities	72,226	40,781

Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	—	(332,737)
Purchases of property and equipment	(16,339)	(10,960)
Investment in restricted cash	—	(514)
Purchases of long-term investments	(343)	—
Sales and maturities of marketable securities and investments	205,135	510,671
Purchases of marketable securities and investments	(271,271)	(394,453)
Net cash used in investing activities	(82,818)	(227,993)

Financing Activities:
Repayments of long-term debt	(10,538)	(510)
Proceeds from issuance of long-term debt	—	215,000
Refund of deferred financing costs	10	—
Payment of debt issuance costs	—	(7,580)
Purchase of treasury stock	—	(1,584)
Proceeds from employee stock purchase plan purchases	134	41
Excess tax benefits from share-based compensation	3,172	—
Proceeds from stock options exercised	4,967	1,640
Net cash (used in) / provided by financing activities	(2,255)	207,007

Net (decrease) / increase in cash and cash equivalents	(12,847)	19,795
Cash and cash equivalents - beginning of period	42,434	15,141
Cash and cash equivalents - end of period	$29,587	$34,936

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$20,548	$6,164
Cash paid for interest	$2,622	$3,225
Capital expenditures incurred but not yet paid	$1,607	$1,860

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly owned subsidiaries (the “Company”, “we”, “our”, or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

2. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated. The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $132.6 million, was allocated to goodwill.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company performs an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of the Company’s recorded goodwill or indefinite life intangible assets is needed.

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute the Company's identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives.

Other intangible assets were comprised of the following as of January 28, 2006:
(Amounts in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Expected Life
Customer Relationships	$2,200	$341	$1,859	7 years
Proprietary Technology	3,653	791	2,862	5 years
Trade Name	106,000	—	106,000	Indefinite
Total intangible assets	$111,853	$1,132	$110,721

The estimated annual amortization expense over the next five years is approximately $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Restatement of Condensed Consolidated Financial Statements

The Company concluded that its Condensed Consolidated Statements of Cash Flow presentation for the fiscal period ended January 29, 2005 should be restated to properly record the presentation of purchases and sales of marketable securities and investments on a gross basis, which had historically recorded on a net basis, and to correct both the amounts and the presentation of gain\(loss) on sale of marketable securities from investing activities to operating activities.

The Company also determined that certain liabilities associated with the acquisition of property and equipment were incorrectly reflected as a component of changes in operating liabilities and purchases of property and equipment in the statements of cash flows. Purchases of property and equipment accrued at each balance sheet date have been presented as supplemental disclosure of non-cash items. The Company also determined that certain amounts related to the voluntary employee benefit plan were incorrectly classified as an investing activity in the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended January 29, 2005. The Condensed Consolidated Statements of Cash Flows were corrected by reclassifying the activity for this item from investing activities to operating activities.

These corrections did not affect the total net change in cash and cash equivalents and had no impact on the Company’s Condensed Consolidated Statements of Earnings, or earnings per share.

Following is a summary of the significant effects of these restatements on the Company’s Condensed Consolidated Statements of Cash Flows for the fiscal period ended January 29, 2005:

(Amounts in thousands)	Condensed Consolidated Statement of Cash Flows
Twenty-Six Weeks ended January 29, 2005	As previously reported	Adjustments	As restated

Operating activities:
Interest earned on escrow funds	$—	$(286)	$(286)
Realized loss / (gain) on sales of securities	1,233	579	1,812
Increase in restricted cash and investments	(800)	800	—
Increase in other accrued expenses	2,907	(1,620)	1,287
Net cash provided by operating activities	$41,308	$(527)	$40,781

Investing Activities:
Purchases of property and equipment	$(12,046)	$1,086	$(10,960)
Investment in Restricted Cash	—	(514)	(514)
Sales and maturities of marketable securities and investments	515,863	(5,192)	510,671
Purchases of marketable securities and investments	(399,600)	5,147	(394,453)
Net cash used in investing activities	$(228,520)	$527	$(227,993)

The Company also determined that interest expense related to an escrow account established in connection with a litigation judgment which was reversed in Fiscal 2005, was previously reported as a component of interest expense, and thus not included as part of operating income, should have been recorded as litigation expense. The Company’s Condensed Consolidated Statements of Earnings for the thirteen weeks ended January 29, 2005 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $799,000. The Company’s Condensed Consolidated Statements of Earnings for the twenty—six weeks ended January 29, 2005 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $1,598,000. This had no effect on net income or earnings per share.

Previously, the Company aggregated its dressbarn and maurices brands into a single operating segment. The Company determined that it should have disaggregated its brands into two reportable segments: the dressbarn brands and the maurices brand. Refer to Note 11, Segments (restated), for the revised presentation of segment information.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Share-Based Compensation

Effective July 31, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 31, 2005, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 3 million shares available for issuance (for a total of 6 million) under the 2001 Stock Incentive Plan. As of January 28, 2006, there were approximately 3.5 million shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of January 28, 2006, there was $15.7 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.9 years. The total intrinsic value of options exercised during the thirteen weeks ended January 28, 2006 was approximately $9.9 million. The total intrinsic value of options exercised during the twenty-six weeks ended January 28, 2006 was approximately $11.7 million.

A summary of the changes in stock options outstanding during the twenty-six weeks ended January 28, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at July 30, 2005	2,585,451	$11.97	6.7 years
Granted	1,275,333	24.00
Forfeited or expired	(38,436)	13.68
Exercised	(522,548)	9.51
Options Outstanding at January 28, 2006	3,299,800	$16.98	7.7 years	$23,884,100
Vested and exercisable at January 28, 2006	978,620	$10.62	5.3 years	$4,572,000

The 2001 Stock Incentive Plan also allows for the issuance of restricted shares. Prior to January 2005, restricted shares did not count against the 2001 Stock Incentive Plan. Effective January 2005, any shares of restricted stock are counted against the shares available for future grant limit as three shares for every restricted share granted. In general, if options are canceled for any reason, or expire or terminate unexpired, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant. The restricted shares generally vest over five years.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of January 28, 2006, there was $897,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in shareholders’ equity at July 30, 2005. As part of the adoption of SFAS No. 123R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 31, 2005 was included as a component of additional paid-in capital. The total fair value of the shares recognized as compensation expense during the thirteen weeks ended January 28, 2006 was $184,000. The total fair value of the shares recognized as compensation expense in during the twenty-six weeks ended January 28, 2006 was $378,000.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the changes in the shares of restricted stock outstanding during the twenty-six weeks ended January 28, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 30, 2005	89,200	$17.38
Granted	10,000	27.34
Vested	(22,880)	17.82
Forfeited	—	—
Restricted stock awards at January 28, 2006	76,320	$18.55

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the twenty-six weeks ended January 28, 2006, we sold 4,753 shares to employees at an average discount of $2.84 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 10% discount given under the Employee Stock Purchase Plan was approximately $7,000 for the thirteen weeks ended January 28, 2006. The compensation expense recognized was approximately $14,000 for the twenty-six weeks ended January 28, 2006.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the twenty-six weeks ended January 28, 2006, excess tax benefits realized from the exercise of stock options was $3.2 million.

During the thirteen weeks ended January 28, 2006, the Company recognized approximately $1.2 million in share-based compensation expense and for the twenty-six weeks ended January 28, 2006, the Company recognized approximately $1.9 million in share-based compensation expense. No compensation cost was recognized prior to July 31, 2005, other than amortization of restricted stock grants.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	January 29,	January 29,
	2005	2005

Net earnings as reported:	$1,637	$8,786
Add share-based employee compensation expense included in reported net income, net of taxes	48	155
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(399)	(1,021)
Pro forma net earnings	$1,286	7,920

Basic earnings per share:
As reported	$0.06	0.30
Pro forma	$0.04	0.27

Diluted earnings per share:
As reported	$0.05	0.29
Pro forma	$0.04	0.26

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Weighted average risk-free interest rate	4.4%	3.5%	4.2%	3.5%
Weighted average expected life (years)	4.3	5.0	4.7	5.0
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	41.1%	26.5%	42.3%	26.5%
Expected dividend yield	0%	0%	0%	0%

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

The weighted-average fair value of options granted during the thirteen weeks ended January 28, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $12.87 per share. The weighted-average fair value of options granted during the twenty-six weeks ended January 28, 2006 was $9.95 per share. The weighted-average fair value of options granted during the thirteen and twenty-six week periods ended January 29, 2005 was $7.73 per share.

5. Stock Repurchase Program

On March 30, 2000, the Board of Directors authorized a $50 million stock repurchase program, which was increased to $75 million on April 5, 2001. As of the date of this filing, the Company had repurchased 2,442,700 shares at an aggregate purchase price of approximately $26.7 million. At January 28, 2006 we had $48.3 million of repurchase availability remaining. During the thirteen weeks and twenty-six weeks ended January 28, 2006 no shares were repurchased. For the prior year thirteen and twenty-six week periods, 100,000 shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

6. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and exercise of all stock options using the treasury stock method and conversion obligation of the Senior Convertible Notes, to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005

Weighted average number of common shares outstanding - basic	30,551	29,699	30,411	29,639
Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	3,271	792	2,571	781
Weighted average number of common shares outstanding - diluted	33,822	30,491	32,982	30,420

The Senior Convertible Notes were dilutive at January 28, 2006 as the average price of the Company’s stock was more than the conversion price of the Senior Convertible Notes, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Senior Convertible Notes was approximately 2,158,000 for the thirteen weeks ended January 28, 2006 and 1,557,000 shares for the twenty-six weeks ended January 28, 2006.

There were approximately 13,000 common stock equivalents that were anti-dilutive for the thirteen weeks ended January 28, 2006. There were approximately 36,000 common stock equivalents that were anti-dilutive for the twenty-six weeks ended January 28, 2006. There were approximately 125,000 anti-dilutive options excluded from the calculations for the thirteen weeks and twenty-six weeks ended January 29, 2005.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands and net of tax)	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005

Net earnings	$14,112	$1,637	$34,480	$8,786
Unrealized gain on available-for-sale marketable securities	—	—	—	291
Comprehensive income	$14,112	$1,637	$34,480	$9,077

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Long-Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 47.5715 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $21.02 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. Upon conversion, the Company would deliver cash to the lesser of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation. The excess, if any of the price of the Company’s common stock above $21.02 per share would be payable in common shares. Upon certain corporate transactions, the Company may issue additional shares based on the date the corporate transaction becomes effective and the price of the Company’s common stock. If the market price of common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On January 28, 2006 the market value of the convertible senior notes was $253.7 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”) to replace an existing Senior Credit Facility Agreement and related Guarantee and Collateral Agreement that were both dated January 3, 2005. The Credit Agreement provides us with a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million. We may also request the senior revolving credit facility be increased up to an additional $50 million. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Company from time to time until termination. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The interest rate varies from 100 basis points to 150 basis points above LIBOR for Eurocurrency loans and 0 basis points to 50 basis points above the prime rate or Federal Funds Effective Rate plus 0.50% for base rate loans. The interest rate varies from 20 basis points to 150 basis points above the prime rate for letters of credit or Federal Funds Effective Rate plus 0.50%. During the term of the Credit Agreement, we will pay the lenders a fee, which varies, based upon the adjusted leverage ratio from 0.20% to 0.25%, and is equal to the product of such percentage per annum and the available portion of the revolving credit facility.

The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization, a limit on the ratio of earnings before interest, income taxes, depreciation, and amortization to fixed charges, a minimum net worth requirement and a limit on capital expenditures. The Credit Agreement contains events of default customary for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Pursuant to a related Collateral Agreement, we pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Agreement and granted the collateral agent a security interest in all of the Company’s property as security for the full payment and performance of our obligations under the Credit Agreement. The Credit Agreement is secured by substantially all of our assets; and none of our subsidiaries has guaranteed the Credit Agreement. As of January 28, 2006, $62 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $38 million of outstanding letters of credit at January 28, 2006.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 14, 2004, the Company entered into a senior credit facility with a number of banks (“Senior Credit Facility”). The Senior Credit Facility terminated on December 21, 2005 when we entered into the Credit Agreement discussed above. The Senior Credit Facility had consisted of a $150 million revolving credit facility and a $100 million term loan. As of the date of the termination, the Company had repaid the term loan and had not borrowed any funds under the $150 million revolving credit facility.

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, the Company incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan and the termination of the Senior Credit Facility. At January 28, 2006, there were $3.9 million of unamortized costs.

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

Long-term debt consists of the following:

(Amounts in thousands)	January 28, 2006	July 30, 2005

Dunnigan Mortgage	$31,451	$31,989
Convertible Senior Notes	115,000	115,000
Credit Agreement	—	—
Senior Secured Credit Facility	—	10,000
	146,451	156,989

Less: current portion	(1,118)	(1,089)
Total	$145,333	$155,900

Interest expense relating to the above debt was approximately $1.1 million for the 13 weeks ended January 28, 2006 and $1.2 million for the 13 weeks ended January 29, 2005. Interest expense relating to the above debt was approximately $2.3 million for the 26 weeks ended January 28, 2006 and $1.6 million for the 26 weeks ended January 29, 2005.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Shareholders’ Equity

(Dollar and shares amounts in thousands)	Common Stock	Additional paid-in capital	Retained Earnings	Deferred Compensation	Total Shareholders’ Equity
Balance as of July 30, 2005	$1,510	$73,193	$239,426	$(1,001)	$313,128
Net earnings	—	—	34,480	—	34,480
Share-based compensation charge to additional paid-in-capital	—	1,912	—	—	1,912
Reclass of deferred compensation upon adoption of SFAS 123R	—	(1,001)	—	1,001	—
Amortization of deferred compensation expense - restricted stock	1	377	—	—	378
Tax benefit of stock options - adjustment to additional paid-in-capital	—	5,773	—	—	5,773
Employee stock purchase plan activity (5 shares)	—	134	—	—	134
Shares issued pursuant to exercise of stock options (523 shares)	26	4,941	—	—	4,967
Balance as of January 28, 2006	$1,537	$85,329	$273,906	$—	$360,772

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Segments (restated)

We completed the acquisition of Maurices Incorporated in January 2005. Previously, the Company aggregated its dressbarn and maurices brands into a single operating segment. For the reasons indicated below, the Company determined that it should have disaggregated its brands into two reportable segments: the dressbarn brands and the maurices brand. Our dressbarn stores are operated mostly in Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. Our maurices stores are concentrated in small markets in the United States.

The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old female as well as the casual apparel needs of the 17 to 34 year-old male. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess their performance for decision-making purposes.

The following 2005 information pertaining to the Company’s operating segments has been restated to present two operating segments. Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in millions)	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net sales		(restated)		(restated)
dressbarn and dressbarn woman brands	$197.5	$178.7	$411.1	$375.9
maurices brand	113.4	21.4	218.7	21.4
Consolidated net sales	$310.9	$200.1	$629.8	$397.3

Operating income
dressbarn and dressbarn woman brands	$10.9	$5.1	$32.9	$15.7
maurices brand	11.8	(1.6)	26.8	(1.6)
Consolidated operating income	22.7	3.5	59.7	14.1
Interest income	0.4	0.0	0.6	0.7
Interest expense	(1.2)	(1.3)	(2.9)	(1.8)
Other income	0.4	0.4	0.8	0.8
Earnings before provision for income taxes	$22.3	$2.6	$58.2	$13.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.2	$6.3	$12.5	$12.5
maurices brand	4.1	1.4	8.1	1.4
Consolidated depreciation and amortization	$10.3	$7.7	$20.6	$13.9

Capital expenditures
dressbarn and dressbarn woman brands	$6.3	$3.6	$11.2	$10.8
maurices brand	3.0	0.2	5.1	0.2
Consolidated capital expenditures	$9.3	$3.8	$16.3	$11.0

(Amounts in millions)	January 28, 2006	July 30, 2005
Identifiable assets
dressbarn and dressbarn woman brands	$623.5	$587.4
maurices brand	118.5	128.8
Total	$742.0	$716.2

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingent Liabilities

At January 28, 2006, the Company had letters of credit outstanding totaling approximately $38 million. The letters of credit were issued for purchases of inventory. We are party to various litigation matters and proceedings in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

13. Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. The gross profit impact of a sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. The sales return reserve was $1.2 million as of January 28, 2006, and $1.4 million as of July 30, 2005.

14. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design, sourcing and importing teams, our buyers and our distribution centers personnel. Such compensation and employee benefit expenses include salaries, incentives and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

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

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at January 28, 2006 and July 30, 2005, are shown below.

	January 28, 2006		July 30, 2005
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Money Market Funds	$159	$159	$85	$85
Municipal Obligation Mutual Fund	5,962	5,962	—	—
Tax Exempt Auction Rate Securities	60,100	60,100	—	—
Total	$66,221	$66,221	$85	$85

Auction Rate Securities

Auction rate securities have been classified as short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. All of our auction rate securities holdings are tax-exempt.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The cost and estimated fair value of our available-for-sale marketable securities and investments by stated maturities at January 28, 2006 is as follows:

(Amounts in thousands)
Due In	Estimated Fair Value	Cost
One year or less	$35,121	$35,121
One year through five years	—	—
Over five years	31,100	31,100
Total	$66,221	$66,221

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary.

In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

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

Restatement of Condensed Consolidated Financial Statements

We concluded that our condensed consolidated statement of earnings for the thirteen weeks and twenty-six weeks ended January 29, 2005 and of cash flows for the twenty-six weeks ended January 29, 2005 should be restated. The corrections did not affect the net increase or decrease in cash and cash equivalents and had no impact on the Company’s net earnings, and earnings per share. See Note 3 to the unaudited Condensed Consolidated Financial Statements of this Report for a summary of the effects of the restatement. This Management’s Discussion and Analysis gives effect to the restatement discussed in Note 3.

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

We operate a chain of primarily women’s apparel specialty stores, principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to working women primarily in their mid 30s to mid 50s at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman and to the casual apparel needs of the 17 to 34 year-old male.

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices will allow the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. For Fiscal 2006 we plan to open approximately 100 stores and close approximately 40 stores which projects to a net square footage growth in the mid single-digit percentage range, primarily driven by the expansion of maurices. The Company plans to continue its planned store openings using cash flow from operations.

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

The Company’s methodology for determining comparable store sales is calculated based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005

Net sales growth (1)	55.3%	17.0%	58.5%	9.3%
dressbarn comparable store sales growth	10.2%	2.4%	9.1%	1.6%
Merchandise margins (2)	53.3%	54.8%	54.2%	54.9%
Square footage growth vs. prior year (3)	27.5%	20.8%	35.3%	14.4%
Total store count	1,296	1,248	1,296	1,248
Diluted earnings per share	$0.42	$0.05	$1.05	$0.29
SG&A as a percentage of sales	27.3%	31.3%	26.9%	29.6%
Capital expenditures (in millions)	$9.3	$3.8	$16.3	$11.0

(1)	Increase in net sales primarily due to acquisition of Maurices Incorporated in January 2005.
(2)
Decrease due to inclusion of maurices, which historically has had lower merchandise margins than dressbarn, for the entire 13 week and 26 week periods this year and only 4 weeks in the prior year periods.

(3)	Increase in square footage growth primarily due to acquisition of Maurices Incorporated in January 2005.

The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding depreciation and all costs associated with the buying and distribution functions. The Company’s cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities such as the Company exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. The Company includes depreciation related to the distribution network in depreciation and amortization, and insurance expenses, among other expenses in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings.

Results of Operations

The following table sets forth the percentage change in dollars from last year’s comparable periods for the thirteen-week and twenty-six week periods ended January 28, 2006, and the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
		% of Net Sales			% of Net Sales
	% Change	Jan. 28, 2006	Jan. 29, 2005	% Change	Jan. 28, 2006	Jan. 29, 2005

Net sales	55.3%	100.0%	100.0%	58.5%	100.0%	100%
Cost of sales, including
occupancy & buying	53.9%	62.1%	62.7%	52.0%	60.3%	62.9%
Gross profit	57.8%	37.9%	37.3%	69.6%	39.7%	37.1%
Selling, general and
administrative expenses	35.5%	27.3%	31.3%	44.0%	26.9%	29.6%
Depreciation and amortization	32.6%	3.3%	3.9%	48.0%	3.3%	3.5%
Litigation	(100.0)%	0.0%	0.4%	(100.0)%	0.0%	0.4%
Operating income	549.2%	7.3%	1.7%	323.4%	9.5%	3.6%
Interest income	831.4%	0.2%	0.0%	(19.1)%	0.1%	0.2%
Interest expense	(10.2)%	(0.4)%	(0.7%)	61.5%	(0.5)%	(0.5%)
Other income	0.0%	0.1%	0.2%	0.0%	0.1%	0.2%
Earnings before income taxes	765.0%	7.2%	1.3%	320.6%	9.2%	3.5%
Net earnings	762.1%	4.5%	0.8%	292.4%	5.5%	2.2%

Thirteen Weeks Ended January 28, 2006 Compared to the Thirteen Weeks Ended January 29, 2005

Net sales for the thirteen weeks ended January 28, 2006 (the "second quarter") increased by 55.3% to $310.9 million from $200.1 million for the thirteen weeks ended January 29, 2005 (the "prior period"). The sales increase for the second quarter resulted from the inclusion of maurices for the full quarter compared to one month on the prior period, as well as by the dressbarn comparable store sales increase of 10.2%. The dressbarn comparable store sales increase was driven by an increase in units per transaction as well as total sales transactions. dressbarn net sales for the second quarter increased 10.5% to $197.5 million versus $178.7 million for the prior period. On a dressbarn brand basis, same store sales for the quarter increased 6% for dressbarn and 20% for dressbarn woman. The categories that helped increase net sales were Blouses, Dresses, Jewelry, and Woven Tops. The maurices brand sales for the second quarter were $113.4 million as compared with $21.4 million in the prior period, which included only one month of maurices results. Strong sales trends were noted for Studio Y, Knit Tops, and Accessories categories.

Gross profit, net of buying and occupancy costs, increased 60 basis points to 37.9% from 37.3% in the prior period. The increase for the second quarter was driven by the acquisition of maurices. For the dressbarn brand, gross profit was 37.8%, which was flat with the prior period. For the maurices brand, gross profit for the second quarter was $43.0 million or 38.0% of net sales as compared to $7.0 million or 32.6% of net sales in the prior period, which included only one month of maurices results. The increase in gross profit as a % of maurices sales is due to the comparison of the prior year period which only includes January results. January is the lowest volume sales month of the second quarter for maurices. Therefore the prior year results do not reflect the leveraging of costs that maurices was able to achieve with the inclusion of the holiday sales results in the 2006 second quarter.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased 400 basis points to 27.3% as compared to 31.3% in the prior period as a result of the operating leverage gained with the inclusion of maurices as well as the favorable leverage gained from increased dressbarn comparable store sales. The reduction was mainly due to the leveraging of payroll and advertising / marketing costs due to our sales performance during the second quarter. On a divisional basis, dressbarn SG&A decreased 180 basis points to 29.2% versus 31.0% in the prior period. The decrease was mainly due to leveraging of payroll related expenses as a result of our solid 10.2% comparable sales performance (80 basis points), coupled with decreases in advertising expense (30 basis points), asset impairment charges (20 basis points) and professional fees (50 basis points) for the quarter. In addition, the adoption of SFAS No. 123R resulted in the recording of compensation expense of $1.2 million for share-based payments such as the granting of stock options, in the second quarter of Fiscal 2006. maurices’ SG&A expenses were $27.1 million or 23.9% of net sales for the second quarter as compared to $7.1 million or 33.3% in the prior period, which included only one month of maurices results.

Depreciation expense for the quarter was $10.3 million, an increase of $2.5 million from the prior period. This increase resulted primarily from the addition of maurices.

Interest income for the quarter was $0.5 million as compared to interest income of $0.1 million in the prior period. The increase was due to the increase in funds invested in marketable securities and investments in the second quarter as compared to the prior period. Interest expense for the second quarter decreased to $1.2 million from $1.3 million due to lower debt levels due to the repayment of certain debt incurred to finance the acquisition of Maurices Incorporated.

Other income for the quarter was $0.4 million. This amount represents rental income from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012.

The effective tax rate was increased to 36.7% for the second quarter, as compared to 36.5% in prior period. The effective rate increased primarily as a result of the impact of recording tax related contingencies in the current fiscal year. The Company has adjusted its effective tax rate for Fiscal 2006 to 39.6%.

Net earnings for the second quarter increased 762% to $14.1 million, or $0.42 per diluted share, compared to $1.6 million, or $0.05 per diluted share in the prior period. This increase was largely due to the contribution from maurices ($7.5 million) as well as dressbarn increasing their contribution to net earnings by $6.6 million.

Twenty-Six Weeks Ended January 28, 2006 Compared to the Twenty-Six Weeks Ended January 29, 2005

Net sales for the twenty-six weeks ended January 28, 2006 increased by 58.5% to $629.8 million from $397.3 million for the twenty-six weeks ended January 29, 2005. The sales increase for the twenty-six weeks ended January 28, 2006 resulted from the inclusion of maurices for the full year-to-date period compared to one month on the prior period, as well as by the dressbarn comparable store sales increase of 9.1%. The dressbarn comparable store sales increase was driven by an increase in units per transaction as well as total sales transactions. dressbarn net sales for the twenty-six weeks ended January 28, 2006 increased 9.4% to $411.1 million versus $375.9 million last year. On a dressbarn brand basis, comparable store sales for the twenty-six weeks ended January 28, 2006 increased 4% for dressbarn and 18% for dressbarn woman. The categories that helped increase net sales were Blouses, Knitwear, Jewelry, and Woven Tops. The maurices brand sales for the twenty-six weeks ended January 28, 2006 were $218.7 million as compared to $21.4 million for the prior period, which included only one month of maurices results. Strong sales trends were noted for Studio Y, Knit Tops, and Accessories categories.

Gross profit, net of buying and occupancy costs, increased 190 basis points from 37.1% last year. The increase for the twenty-six weeks ended January 28, 2006 was driven by the acquisition of maurices as well as by dressbarn’s gross profit improvement. For the dressbarn brand, gross profit was 39.5%, an increase of 220 basis points from the prior period. Gross profit before buying and occupancy costs increased by 80 basis points due to lower markdowns from higher turnover at full retail price. The buying and occupancy costs were leveraged by the strong comparable store sales (140 basis points). For the maurices brand, gross profit for the twenty-six weeks ended January 28, 2006 was $87.6 million or 40.0% of net sales as compared to $7.0 million or 32.6% of net sales in the prior period, which included only one month of maurices results.  The increase in gross profit as a % of maurices sales is due to the comparison of the prior year period which only includes January results. January is the lowest volume sales month of the year-to-date period for maurices. Therefore the prior year results do not reflect the leveraging of costs that maurices was able to achieve with the inclusion of the back to school and holiday sales results in the Fiscal 2006 year-to-date period.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased 270 basis points to 26.9% as compared to 29.6% from last year as a result of the operating leverage gained with the inclusion of maurices as well as the favorable leverage gained from increased dressbarn comparable store sales. The reduction was mainly due to the leveraging of payroll and advertising / marketing costs due to our sales performance during the twenty-six weeks ended January 28, 2006. On a divisional basis, dressbarn SG&A decreased 100 basis points to 28.4% versus 29.4% last year. The decrease was mainly due to leveraging of payroll related expenses as a result of our 9.1% comparable sales performance (50 basis points), coupled with decreases in advertising expense (40 basis points), and asset impairment reserves (10 basis points) for the six-month period. In addition, the adoption of SFAS No. 123R resulted in the recording of compensation expense of $1.9 million for share-based payments such as the granting of stock options, in the twenty-six weeks ended January 28, 2006. maurices’ SG&A expenses were $52.6 million or 24.1% of net sales for the twenty-six weeks ended January 28, 2006 as compared to $7.1 million or 33.3% in the prior period, which included only one month of maurices results.

Depreciation expense for the twenty-six weeks ended January 28, 2006 was $20.6 million, an increase of $6.7 million from last year. This increase resulted primarily from the addition of maurices.

Interest income for the twenty-six weeks ended January 28, 2006 was $0.6 million as compared to interest income of $0.8 million last year. The decrease was due to the decrease in funds invested in marketable securities and investments over the twenty-six weeks ended January 28, 2006 as compared to the same period in Fiscal 2005. Interest expense for the twenty-six weeks ended January 28, 2006 increased to $2.9 million from $1.8 million due to the debt incurred to finance the acquisition of Maurices Incorporated.

Other income for the twenty-six weeks ended January 28, 2006 was $0.8 million. This amount represents rental income from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012.

The effective tax rate was increased to 40.8% for the twenty-six weeks ended January 28, 2006, as compared to 36.5% last year. The effective rate increased primarily as a result of a reduction in tax-free interest income for the twenty-six weeks ended January 28, 2006 and the impact of recording permanent differences for compensation expense related to incentive stock options as a result of the adoption of SFAS 123R and other tax related contingencies. As a result, the Company has increased its effective tax rate for Fiscal 2006 to 39.6%.

Net earnings for the twenty-six weeks ended January 28, 2006 increased 292% to $34.5 million, or $1.05 per diluted share, compared to $8.8 million, or $0.29 per diluted share last year. This increase was largely due to the contribution from maurices ($15.9 million) as well as dressbarn increasing their contribution to net earnings by $9.8 million.

 Liquidity and Capital Resources

Net cash provided by operations was $72 million for the twenty-six weeks ended January 28, 2006 compared with $41 million during last year’s comparable period. The increase in cash flow from operations is primarily due to the accretive effect of the acquisition of Maurices Incorporated and the improved cash flows generated from dressbarn. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization, and tax benefit related to share-based compensation and changes in working capital account balances, specifically the increase in customer credits, the decrease in merchandise inventories, offset by the decrease in accounts payable trade.

The Company had investments of $66 million in marketable securities and investments as of January 28, 2006. The Company also purchased $16 million of property and equipment mainly for new store openings during the twenty-six weeks ended January 28, 2006. The Company also made $10.5 million of principal payments owed under long-term debt agreements. $10 million of these payments represented the final principal of the term loan that was outstanding at July 30, 2005 that was utilized in our acquisition of maurices. As of January 28, 2006, $62 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its business. The $62 million available under the credit agreement represents the $100 million from our revolving credit facility less $38 million of outstanding letters of credit at January 28, 2006. The Company also has an option to increase the revolving credit facility by $50 million.

The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund the Company's Fiscal 2006 planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures.

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

Seasonality

The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. We expect this trend to continue. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in our merchandise mix.

Critical Accounting Policies and Estimates

Management has determined that the Company’s most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 other than the adoption of SFAS 123R that resulted in recording of $1.2 million of compensation expense in the second quarter of Fiscal 2006, and $1.9 million of compensation expense in the twenty-six weeks ended January 28, 2006.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our outstanding long-term liabilities as of January 28, 2006 included $30.3 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, the Company issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, the Company’s results of operations would not be affected by interest rate changes. On January 28, 2006 the market value of the convertible senior notes was $253.7 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company also entered into a $100 million Credit Agreement with a group of banks on December 21, 2005. Under that Credit Agreement, the Company has available a revolving credit facility with borrowings of up to $100 million at a variable rate. At January 28, 2006, the Company had no outstanding borrowings under the revolving credit facility.

The Company holds no material options or other derivative instruments at January 28, 2006.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 28, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting a material weakness therein as of July 30, 2005, the Company’s disclosure controls and procedures were not effective as of January 28, 2006 because it has not yet been concluded that such material weakness no longer exists.  Actions that the Company has taken during the twenty-six weeks ended January 28, 2006 to address this material weakness which related to the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements are as follows:

•
The Company hired a Director of Financial Reporting and additional accounting and tax personnel and has engaged third party tax and financial systems consultants as additional resources to assist in the implementation of additional policies and procedures needed to remediate the deficiencies in internal control over financial reporting.

•	The Company is providing ongoing training to enhance the abilities of internal financial personnel.

•
The Company is continuing to institute certain quality control standards, improving the quality of its accounting staff through training and education to assist all accounting personnel in the comprehension of the accounting regulations and standards to address the identified deficiencies that exist in our internal control over financial reporting.

•
The Company continues to utilize a consulting firm with the requisite experience and expertise to assist us in the implementation and compliance with Section 404 of the Sarbanes-Oxley Act, including assisting us to document, assess, and recommend improvements to our internal control environment at our dressbarn and maurices locations.

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

Item 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A - RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending January 28, 2006

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

October 30, 2005 through November 26, 2005	—	N/A	—	1,083,964
November 27, 2005 through December 31, 2005	—	N/A	—	1,083,964
January 1, 2006 through January 28, 2006	—	N/A	—	1,083,964

(1) The Company has a $75 million Stock Buyback Program (the “Program”) which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares of common stock from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The remaining authorized amount for stock repurchases under the Program was $48 million. The Program has no expiration date.

(2) Based on the closing price of $44.53 at January 28, 2006.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 30, 2005. Holders of an aggregate of 30,304,616 shares of our common stock at the close of business on October 17, 2005 were entitled to vote at the meeting, of which 28,980,208 were present in person or represented by proxy. At the Annual Meeting, our shareholders voted as follows:

Proposal One. To elect four directors, three for a term expiring on the date of our 2008 Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified, and one for a term expiring on the date of our 2006 Annual Meeting of Shareholders, or at such time as his successor has been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
David R. Jaffe (3 year term, expiring at the 2008 Annual Meeting of Shareholders )	21,951,656	7,028,550
Klaus Eppler (3 year term, expiring at the 2008 Annual Meeting of Shareholders )	22,134,584	6,845,822
Kate Buggeln (3 year term, expiring at the 2008 Annual Meeting of Shareholders )	27,203,603	1,776,603
Randy L. Pearce (1 year term, expiring at the 2006 Annual Meeting of Shareholders )	27,850,162	1,130,044

Mr. David R. Jaffe, Mr. Eppler, Ms. Buggeln, and Mr. Pearce were elected to serve as directors as noted above. Our directors, whose term of office expires at the 2006 Annual Meeting of Shareholders, are: Mrs. Roslyn S. Jaffe and Mr. Usdan. Our directors, whose term of office expires at the 2007 Annual Meeting of Shareholders, are: Mr. Elliot S. Jaffe, Mr. Lasry, and Mr. Steinberg. No other persons were nominated, or received votes, for election as directors of The Dress Barn, Inc. at our 2005 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

Proposal Two. To approve an amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

	Total Votes	Total Votes	Total Votes
	For	Against	Abstained
Total Shares Voted	28,383,426	553,875	42,905

     The proposal to amend the Company’s Certificate of Incorporation was approved. There were no broker non-votes with respect to this proposal.

Proposal Three. To approve an amendment to the Company’s 2001 Stock Option Plan, primarily to add 3,000,000 additional shares for future option grants and to allow the grant of restricted stock.

	Total Votes	Total Votes	Total Votes	Broker Non-
	For	Against	Abstained	votes
Total Shares Voted	18,864,187	6,442,842	114,390	1,558,787

     The proposal to approve the amendment to the Company’s 2001 Stock Option Plan was approved.

Proposal Four. To approve the Company’s Executive 162(m) Bonus Plan.

	Total Votes	Total Votes	Total Votes	Broker Non-
	For	Against	Abstained	votes
Total Shares Voted	27,074,385	323,162	23,872	1,558,787

 The proposal to approve the Company’s Executive 162(m) was ratified.

Proposal Five. To approve the Company’s 2005 Employee Stock Purchase Plan.

	Total Votes	Total Votes	Total Votes	Broker Non-
	For	Against	Abstained	votes
Total Shares Voted	26,816,055	597,814	16,250	1,551,087

The proposal to approve the Company’s 2005 Employee Stock Purchase Plan was ratified.

Item 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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