Form 10-Q
period 2006-04-29
DRESS BARN INC
filed 2006-06-08
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The Registrant had 61,595,939 shares of common stock outstanding as of June 2, 2006.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED APRIL 29, 2006

Part I. FINANCIAL INFORMATION
Item 1 –CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

Amounts in thousands, except share data	April 29, 2006	July 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$30,888	$42,434
Restricted cash	100	100
Marketable securities and investments	104,287	85
Merchandise inventories	150,402	167,643
Prepaid expenses and other	13,575	12,923
Total Current Assets	299,252	223,185

Property and Equipment	448,596	423,727
Less accumulated depreciation and amortization	213,662	191,029
Property and equipment, net	234,934	232,698

Intangible Assets, net	110,460	111,243
Goodwill	132,566	132,566
Other Assets	18,350	16,553
TOTAL ASSETS	$795,562	$716,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$102,055	$107,702
Accrued salaries, wages and related expenses	41,638	35,209
Other accrued expenses	42,592	35,237
Customer credits	17,218	12,849
Income taxes payable	8,031	92
Deferred tax liability	365	3,612
Current portion of long-term debt	1,133	1,089
Total Current Liabilities	213,032	195,790
Long-term debt	145,044	155,900
Deferred rent and other	46,650	44,194
Deferred tax liability	7,236	7,233
Total Liabilities	411,962	403,117

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized- 75,000,000 shares
Issued and outstanding at April 29, 2006 was 61,589,539 shares and issued and outstanding at July 30, 2005 was 60,410,682 shares	3,080	3,021
Additional paid-in capital	86,583	71,682
Retained earnings	293,937	239,426
Deferred compensation	-	(1,001)
Total Shareholders’ Equity	383,600	313,128
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795,562	$716,245

See Notes to Condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
		(as restated, see Note 2)

Net sales	$327,176	$295,958
Cost of sales, including occupancy and buying costs	193,764	183,986
Gross profit	133,412	111,972

Selling, general and administrative expenses	89,076	82,636
Depreciation and amortization	10,279	10,007
Litigation	-	799
Operating income	34,057	18,530

Interest income	804	377
Interest expense	(1,243)	(2,898)
Other income	381	381
Earnings before income taxes	33,999	16,390
Income taxes	13,968	6,197
Net earnings	$20,031	$10,193

Earnings per share:
Basic	$0.33	$0.17
Diluted	$0.29	$0.17

Weighted average shares outstanding:
Basic	61,569	59,672
Diluted	70,229	61,396

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirty-Nine Weeks Ended
	April 29, 2006	April 30, 2005
		(as restated, see Note 2)

Net sales	$956,972	$693,212
Cost of sales, including occupancy and buying costs	573,720	433,934
Gross profit	383,252	259,278

Selling, general and administrative expenses	258,614	200,337
Depreciation and amortization	30,852	23,908
Litigation	-	2,397
Operating income	93,786	32,636

Interest income	1,428	1,150
Interest expense	(4,158)	(4,703)
Other income	1,144	1,144
Earnings before income taxes	92,200	30,227
Income taxes	37,689	11,248
Net earnings	$54,511	$18,979

Earnings per share:
Basic	$0.89	$0.32
Diluted	$0.81	$0.31

Weighted average shares outstanding:
Basic	61,071	59,408
Diluted	67,640	60,968

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirty-Nine Weeks Ended
	April 29, 2006	April 30, 2005
		(as restated, see Note 2)
Operating Activities:
Net earnings	$54,511	$18,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,852	23,908
Provision for impairment and asset disposals	2,366	3,373
Deferred income taxes	(3,244)	3,594
Deferred rent expense	2,456	1,301
Share-based compensation	3,168	-
Tax benefit related to share-based compensation	6,549	859
Excess tax benefits from share-based compensation	(3,091)	-
Deferred compensation	510	289
Amortization of debt issuance costs	711	641
Cash surrender value of life insurance	(286)	(342)
Realized loss on sales of securities	-	1,759
Interest earned on escrow funds	-	(484)
Changes in assets and liabilities, net of acquisition:
Decrease / (increase) in merchandise inventories	17,241	(401)
(Increase) / Decrease in prepaid expenses and other	(690)	3,492
Decrease in other assets	924	453
(Decrease) / increase in accounts payable – trade	(5,647)	2,063
Increase in accrued salaries, wages and related expenses	6,429	4,242
Increase in other accrued expenses	3,915	7,747
Increase / (decrease) in customer credits	4,369	(471)
Increase / (decrease) in income taxes payable	7,939	(3,681)
Net cash provided by operating activities	128,982	67,321

Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	-	(328,305)
Purchases of property and equipment	(31,231)	(21,640)
Investment in restricted cash	-	(1,141)
Investment in life insurance policies	(2,775)	-
Purchases of long-term investments	(343)	-
Sales and maturities of marketable securities and investments	334,348	547,316
Purchases of marketable securities and investments	(438,550)	(425,930)
Net cash used in investing activities	(138,551)	(229,700)

Financing Activities:
Repayments of long-term debt	(10,812)	(10,769)
Proceeds from issuance of long-term debt	-	215,000
Refund of deferred financing costs	10	-
Payment of debt issuance costs	-	(7,962)
Purchase of treasury stock	-	(1,584)
Proceeds from employee stock purchase plan purchases	185	62
Excess tax benefits from share-based compensation	3,091	-
Proceeds from stock options exercised	5,549	2,517
Net cash (used in) / provided by financing activities	(1,977)	197,264

Net (decrease) / increase in cash and cash equivalents	(11,546)	34,885
Cash and cash equivalents - beginning of period	42,434	15,141
Cash and cash equivalents - end of period	$30,888	$50,026
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$27,172	$11,513
Cash paid for interest	$3,040	$4,162
Capital expenditures incurred but not yet paid	$3,440	$528

See notes to condensed consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly owned subsidiaries (the “Company”, “we”, “our” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006.

As more fully discussed below in Note 3, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS No. 123R”), effective July 31, 2005.  The Company adopted the modified prospective transition method provided under SFAS No. 123R and consequently has not retroactively adjusted results for prior periods.

2. Restatement of Condensed Consolidated Financial Statements

The Company concluded that its Condensed Consolidated Statements of Cash Flows presentation for the fiscal period ended April 30, 2005 should be restated to properly record the presentation of gain (loss) on sale of marketable securities from investing activities (removed from Sales and maturities of marketable securities and investments) to operating activities (included in Realized loss on sales of securities).

The Company also determined that certain liabilities associated with the acquisition of property and equipment were incorrectly reflected as a component of changes in operating liabilities and purchases of property and equipment in the statements of cash flows. Purchases of property and equipment accrued at each balance sheet date have been presented as supplemental disclosure of non-cash items. The Company also determined that certain amounts related to the voluntary employee benefit plan were incorrectly classified as an investing activity (as inflows in Sales and maturities of marketable securities and investments and as outflows in Purchases of marketable securities and investments) in the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended April 30, 2005. The Condensed Consolidated Statements of Cash Flows were corrected by reclassifying this item from investing activities to operating activities (included as part of Increase in other accrued expenses).

The Company also corrected the classification of investments in restricted cash in the Condensed Consolidated Statements of Cash Flows from an operating activity to an investing activity. Also interest earned on the restricted cash investments (escrow funds) was reclassified from the changes in assets and liabilities, net of acquisition section to the adjustments to reconcile net earnings to net cash provided by operating activities section, within operating activities.

These corrections did not affect the total net change in cash and cash equivalents and had no impact on the Company’s Condensed Consolidated Statements of Earnings, or earnings per share.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the significant effects of these restatements on the Company’s Condensed Consolidated Statements of Cash Flows for the fiscal period ended April 30, 2005:

(Amounts in thousands)	Condensed Consolidated Statement of Cash Flows
Thirty-Nine Weeks ended April 30, 2005	As previously reported	Adjustments	As restated
Operating activities:
Interest earned on escrow funds	$-	$(484)	$(484)
Realized loss on sales of securities	1,180	579	1,759
Increase in restricted cash and investments	(1,625)	1,625	-
Increase in other accrued expenses	8,991	(1,244)	7,747
Net cash provided by operating activities	$66,845	$476	$67,321

Investing activities:
Purchases of property and equipment	$(22,168)	$528	$(21,640)
Investment in restricted cash	-	(1,141)	(1,141)
Sales and maturities of marketable securities and investments	576,139	(28,823)	547,316
Purchases of marketable securities and investments	(454,890)	28,960	(425,930)
Net cash used in investing activities	$(229,224)	$(476)	$(229,700)

The Company also determined that interest expense related to an escrow account established in connection with a litigation judgment, which was reversed in the fiscal year ended July 30, 2005 (“Fiscal 2005”), was previously reported as a component of interest expense and thus not included as part of operating income and should have been recorded as litigation expense. The Company’s Condensed Consolidated Statements of Earnings for the thirteen weeks ended April 30, 2005 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $799,000. The Company’s Condensed Consolidated Statements of Earnings for the thirty-nine weeks ended April 30, 2005 have been corrected to reflect an increase in litigation with a corresponding decrease in interest expense and operating income of $2,397,000. This had no effect on net income or earnings per share.

Previously, the Company aggregated its dressbarn and maurices brands into a single reportable segment. The Company determined that it should have disaggregated its brands into two reportable segments: the dressbarn brands and the maurices brand. Refer to Note 12, Segments (restated), for the revised presentation of segment information.

3. Share-Based Compensation

Effective July 31, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 31, 2005, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the fiscal year ended July 29, 2006 (“Fiscal 2006”) includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 6 million shares available for issuance (for a total of 12 million) under the 2001 Stock Incentive Plan. As of April 29, 2006, there were approximately 6.9 million shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of April 29, 2006, there was $15.3 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years. The total intrinsic value of options exercised during the thirteen weeks ended April 29, 2006 was approximately $1.9 million. The total intrinsic value of options exercised during the thirty-nine weeks ended April 29, 2006 was approximately $13.7 million.

Following is a summary of the changes in stock options outstanding during the thirty-nine weeks ended April 29, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at July 30, 2005	5,170,902	$5.99	6.7 years
Granted	2,620,266	12.24
Forfeited or expired	(220,872)	6.28
Exercised	(1,144,496)	4.85
Options outstanding at April 29, 2006	6,425,800	$8.73	7.6 years	$23,896,700
Vested and exercisable at April 29, 2006	1,818,224	$5.37	5.2 years	$4,309,700

The 2001 Stock Incentive Plan also allows for the issuance of restricted shares. Prior to January 2005, restricted shares did not count against the 2001 Stock Incentive Plan. Effective January 2005, any shares of restricted stock are counted against the shares available for future grant limit as three shares for every one restricted share granted. In general, if options are canceled for any reason, or expire or terminate unexpired, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of April 29, 2006, there was $804,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in shareholders’ equity at July 30, 2005. As part of the adoption of SFAS No. 123R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 31, 2005 was included as a component of additional paid-in capital. The total fair value of the restricted stock awards recognized as compensation expense during the thirteen weeks ended April 29, 2006 was $132,000. Compensation expense recognized for restricted stock awards during the thirteen weeks ended April 30, 2005 was $166,000. The total fair value of the restricted stock awards recognized as compensation expense during the thirty-nine weeks ended April 29, 2006 was $510,000. Compensation expense recognized for restricted stock awards during the thirty-nine weeks ended April 30, 2005 was $290,000.

Following is a summary of the changes in the shares of restricted stock outstanding during the thirty-nine weeks ended April 29, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 30, 2005	178,400	$8.69
Granted	22,000	14.20
Vested	(46,960)	8.87
Forfeited	-	-
Restricted stock awards at April 29, 2006	153,440	$9.42

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the thirty-nine weeks ended April 29, 2006, we sold approximately 12,000 shares to employees at an average discount of $1.64 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $7,000 for the thirteen weeks ended April 29, 2006. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $20,000 for the thirty-nine weeks ended April 29, 2006.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the thirty-nine weeks ended April 29, 2006, excess tax benefits realized from the exercise of stock options was $3.1 million.

During the thirteen weeks ended April 29, 2006, the Company recognized approximately $1.2 million in share-based compensation expense and for the thirty-nine weeks ended April 29, 2006, the Company recognized approximately $3.1 million in share-based compensation expense. No compensation cost was recognized prior to July 31, 2005, other than amortization of restricted stock grants.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Amounts in thousands, except per share data)	Thirteen Weeks Ended April 30, 2005	Thirty-Nine Weeks Ended April 30, 2005

Net earnings as reported:	$10,193	$18,979
Add share-based employee compensation expense included in reported net income, net of taxes	103	182
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(435)	(1,301)
Pro forma net earnings	$9,861	$17,860
Basic earnings per share:
As reported	$0.17	$0.32
Pro forma	$0.17	$0.30
Diluted earnings per share:
As reported	$0.17	$0.31
Pro forma	$0.16	$0.29

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Weighted average risk-free interest rate	4.7%	4.1%	4.2%	3.5%
Weighted average expected life (years)	2.2	5.0	4.8	5.0
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	41.8%	45.1%	42.3%	47.7%
Expected dividend yield	0%	0%	0%	0%

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted-average fair value of options granted during the thirteen weeks ended April 29, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $9.05 per share. The weighted-average fair value of options granted during the thirty-nine weeks ended April 29, 2006 was $4.97 per share. The weighted-average fair value of options granted during the thirteen weeks ended April 30, 2005 was $4.09 and for the thirty-nine week period ended April 30, 2005 was $3.86 per share.

4. Marketable Securities and Investments

The Company purchases short-term investments and marketable securities that have been designated as “available-for-sale” as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss).” The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value based on published closing prices of securities at April 29, 2006 and July 30, 2005, are shown below.

	April 29, 2006		July 30, 2005
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Money market funds	$28,630	$28,630	$85	$85
Municipal bonds	1,733	1,733	-	-
Municipal obligation mutual fund	21,334	21,334	-	-
Tax-exempt variable rate demand notes	10,115	10,115	-	-
Tax-exempt auction rate securities	42,475	42,475	-	-
Total	$104,287	$104,287	$85	$85

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

Variable Rate Demand Notes

Variable rate demand notes have been classified as short-term marketable securities. Variable rate demand notes are floating rate instruments tied to an index of short-term municipal bond interest rates with maturities on the face of the securities in excess of 90 days. Variable rate demand notes have interest rate resets, at predetermined short-term intervals, usually every 7 days. Holders have the option to put (sell) the bonds to the seller every 7 days. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset and the ability to put the instruments every 7 days. All of our variable rate demand note holdings are tax-exempt.

The cost and estimated fair value of our available-for-sale marketable securities and investments by stated maturities at April 29, 2006 is as follows:

(Amounts in thousands Due In	Estimated Fair Value	Cost
One year or less	$51,697	$51,697
One year through five years	1,975	1,975
Over five years	50,615	50,615
Total	$104,287	$104,287

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date has not experienced any impairments in its investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

5. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At April 29, 2006, we had $48.3 million of repurchase availability remaining. During the thirteen weeks and thirty-nine weeks ended April 29, 2006, no shares were repurchased. For the prior year thirty-nine week period, 200,000 shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

6. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method and conversion obligation of the Convertible Senior Notes (refer to Note 9), to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Weighted average number of common shares outstanding – basic	61,569	59,672	61,071	59,408

Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	8,660	1,724	6,569	1,560
Weighted average number of common shares outstanding –diluted	70,229	61,396	67,640	60,968

The Convertible Senior Notes were dilutive at April 29, 2006 as the average price of the Company’s stock was more than the conversion price of the Convertible Senior Notes, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5,990,000 shares for the thirteen weeks ended April 29, 2006 and 4,389,000 shares for the thirty-nine weeks ended April 29, 2006. The Convertible Senior Notes did not have a dilutive effect on earnings per share for the thirteen weeks ended April 30, 2005 or for the thirty-nine weeks ended April 30, 2005.

There were no common stock equivalents that were anti-dilutive for the thirteen weeks ended April 29, 2006 or the thirteen weeks ended April 30, 2005. There were approximately 96,000 common stock equivalents that were anti-dilutive and therefore were excluded from the calculation for the thirty-nine weeks ended April 29, 2006. There were approximately 274,000 common stock equivalents that were anti-dilutive and therefore excluded from the calculation for the thirty-nine weeks ended April 30, 2005.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive income (loss) in shareholders’ equity. Comprehensive income for all periods presented is comprised of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands and net of tax)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Net earnings	$20,031	$10,193	$54,511	$18,979
Unrealized gain on available-for-sale marketable securities	-	-	-	522
Comprehensive income	$20,031	$10,193	$54,511	$19,501

8. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated. The Company accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $132.6 million, was allocated to goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company performs an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of the Company’s recorded goodwill or indefinite life intangible assets is needed.

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute the Company's identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives.

Other intangible assets were comprised of the following as of April 29, 2006:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Expected Life
Customer relationships	$2,200	$419	$1,781	7 years
Proprietary technology	3,653	974	2,679	5 years
Trade name	106,000	-	106,000	Indefinite
Total other intangible assets	$111,853	$1,393	$110,460

The estimated annual amortization expense over the next five years is approximately $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Long-Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. As of May 1, 2006 and continuing through July 28, 2006, the holders of the Convertible Senior Notes may convert their notes as described above because the Company’s stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period ending on April 28, 2006. Upon conversion, the Company would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of the Company’s common stock above $10.51 per share would be payable in common shares. Upon certain corporate transactions, the Company may issue additional shares based on the date the corporate transaction becomes effective and the price of the Company’s common stock. If the market price of the common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On April 29, 2006, the market value of the Convertible Senior Notes was $287.6 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”) to replace an existing Senior Credit Facility Agreement and related Guarantee and Collateral Agreement that were both dated January 3, 2005. The Credit Agreement provides us with a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million. We may also request the senior revolving credit facility be increased up to an additional $50 million. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the Company from time to time until termination. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The interest rate varies from 100 basis points to 150 basis points above LIBOR for Eurocurrency loans and 0 basis points to 50 basis points above the prime rate or Federal Funds Effective Rate plus 0.50% for base rate loans. The interest rate varies from 20 basis points to 150 basis points above the prime rate for letters of credit or Federal Funds Effective Rate plus 0.50%. During the term of the Credit Agreement, we will pay the lenders a fee, which varies, based upon our adjusted leverage ratio from 0.20% to 0.25%, and is equal to the product of such percentage per annum and the available portion of the revolving credit facility.

The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization, a limit on the ratio of earnings before interest, income taxes, depreciation, and amortization to fixed charges, a minimum net worth requirement and a limit on capital expenditures. The Credit Agreement contains events of default customary for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Pursuant to a related Collateral Agreement, we pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Agreement and granted the collateral agent a security interest in all of the Company’s property as security for the full payment and performance of our obligations under the Credit Agreement. The Credit Agreement is secured by substantially all of our assets; and none of our subsidiaries has guaranteed the Credit Agreement. As of April 29, 2006, $51 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $49 million of outstanding letters of credit at April 29, 2006.

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

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, the Company incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan and the termination of the Senior Credit Facility. At April 29, 2006, there were $3.8 million of unamortized costs.

In connection with the purchase of the Suffern, New York facility, Dunnigan Realty, LLC (“Dunnigan”), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on the Condensed Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Long-term debt consists of the following:

(Amounts in thousands)	April 29, 2006	July 30, 2005
Dunnigan Mortgage	$31,177	$31,989
Convertible Senior Notes	115,000	115,000
Senior Credit Facility	-	10,000
	146,177	156,989

Less: current portion	(1,133)	(1,089)
Total	$145,044	$155,900

Interest expense relating to the above debt was approximately $1.2 million for the thirteen weeks ended April 29, 2006 and $2.0 million for the thirteen weeks ended April 30, 2005. Interest expense relating to the above debt was approximately $3.5 million for the thirty-nine weeks ended April 29, 2006 and $4.1 million for the thirty-nine weeks ended April 30, 2005.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Shareholders’ Equity

(Amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Total Shareholders’ Equity
Balance as of July 30, 2005	$3,021	$71,682	$239,426	$(1,001)	$313,128
Net earnings	-	-	54,511	-	54,511
Share-based compensation charge to additional paid-in-capital	-	3,148	-	-	3,148
Reclass of deferred compensation upon adoption of SFAS No. 123R	-	(1,001)	-	1,001	-
Amortization of deferred compensation expense – restricted stock	1	509	-	-	510
Tax benefit of stock options - adjustment to additional paid-in-capital	-	6,549	-	-	6,549
Employee stock purchase plan activity (12 shares)	-	205	-	-	205
Shares issued pursuant to exercise of stock options (1,145 shares)	58	5,491	-	-	5,549
Balance as of April 29, 2006	$3,080	$86,583	$293,937	$-	$383,600

The common stock amount at July 30, 2005 and the share amounts for the employee stock purchase plan activity and the shares issued pursuant to exercise of stock options have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006. The effect on the July 30, 2005 balance sheet was to reduce additional paid-in capital and increase common stock by an amount equal to the par value ($0.05) of the additional shares issued to reflect the two-for-one split of the Company’s common stock effective April 3, 2006.

11. Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which mandates that rental costs associated with ground or building operating leases incurred during construction shall be recognized as rental expense. The guidance is effective as of the first reporting period beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Segments (restated)

We completed the acquisition of Maurices Incorporated in January 2005. The Company had aggregated its dressbarn and maurices brands into a single reportable segment. For the reasons indicated below, the Company determined that it should have disaggregated its brands into two reportable segments: the dressbarn brands and the maurices brand. Our dressbarn stores are operated mostly in Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. Our maurices stores are concentrated in small markets in the United States.

The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old female as well as the casual apparel needs of the 17 to 34 year-old male. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes.

The following 2005 information pertaining to the Company’s reportable segments has been restated to present two reportable segments. Information on the dressbarn and maurices brands and the reconciliation to operating earnings are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(restated)		(restated)
Net sales
dressbarn and dressbarn woman brands	$225.7	$203.5	$636.8	$579.3
maurices brand	101.5	92.5	320.2	113.9
Consolidated net sales	$327.2	$296.0	$957.0	$693.2

Operating income
dressbarn and dressbarn woman brands	$21.3	$10.5	$54.2	$26.2
maurices brand	12.8	8.0	39.6	6.4
Consolidated operating income	34.1	18.5	93.8	32.6
Interest income	0.8	0.4	1.4	1.2
Interest expense	(1.3)	(2.9)	(4.1)	(4.7)
Other income	0.4	0.4	1.1	1.1
Earnings before provision for income taxes	$34.0	$16.4	$92.2	$30.2

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.6	$6.0	$19.1	$18.5
maurices brand	3.7	4.0	11.8	5.4
Consolidated depreciation and amortization	$10.3	$10.0	$30.9	$23.9

Capital expenditures
dressbarn and dressbarn woman brands	$10.9	$9.4	$22.0	$20.2
maurices brand	4.1	1.2	9.2	1.4
Consolidated capital expenditures	$15.0	$10.6	$31.2	$21.6

(Amounts in millions)	April 29, 2006	July 30, 2005
Identifiable assets
dressbarn and dressbarn woman brands	$674.0	$587.4
maurices brand	121.6	128.8
Total	$795.6	$716.2

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingent Liabilities

At April 29, 2006, the Company had letters of credit outstanding totaling approximately $49 million. The letters of credit were issued for purchases of inventory. We are party to various litigation matters and proceedings in the ordinary course of business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

14. Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. The gross profit impact of a sales returns reserve, which is recorded in cost of sales and other liabilities and accrued expenses, is based on projected merchandise returns determined through the use of historical average return percentages. The sales return reserve was $2.1 million as of April 29, 2006, and $1.4 million as of July 30, 2005.

15. Selling, General and Administrative Expenses

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

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 30, 2005. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current views with respect to future events and financial performance. The Company’s actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of certain factors set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended July 30, 2005. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Restatement of Condensed Consolidated Financial Statements

This Management’s Discussion and Analysis gives effect to the restatement discussed in Note 2 to the Company’s unaudited condensed consolidated financial statements included in this quarterly report.

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this quarterly report. It should not be relied upon separately from the balance of this quarterly report.

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

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices allows the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. The Company plans to continue its planned store openings using cash flow from operations. In the fourth quarter of Fiscal 2006, we plan to open approximately 30 stores and close approximately 10 stores. As of April 29, 2006, we had opened 39 dressbarn brand stores and closed 16 dressbarn brand locations in Fiscal 2006. We also opened 32 maurices brand stores and closed one maurices brand location as of April 29, 2006. We also relocated 3 maurices brand stores during the thirty-nine week period ending April 29, 2006. These net store openings project to a net square footage growth in the mid single-digit percentage range for the full fiscal year, primarily driven by the expansion of maurices.

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

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, store supplies, and rent. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on the Company's total net sales, cash and working capital.

The Company calculates comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	April 29, 2006	April 30, 2005		April 29, 2006		April 30, 2005
Net sales growth	10.5%	61.4%	(1)	38.0%	(1)	26.7%	(1)
dressbarn comparable store sales	9.6%	10.3%		9.3%		4.7%
maurices comparable store sales	2.5%	N/A		N/A		N/A
Total comparable store sales growth	7.3%	10.3%		9.3%		4.7%
Merchandise margins	55.4%	54.9%		54.4%	(2)	54.9%
Square footage growth vs. prior year	3.5%	41.3%	(3)	20.3%	(3)	20.6%	(3)
Total store count	1,326	1,264		1,326		1,264
Diluted earnings per share	$0.29	$0.17		$0.81		$0.31
SG&A as a percentage of sales	27.2%	27.9%		27.0%		28.9%
Capital expenditures (in millions)	$15.0	$10.6		$31.2		$21.6

(1)	Increase in 2005 and the thirty-nine week period in 2006 net sales is primarily due to acquisition of maurices in January 2005.
(2)
Decrease due to the inclusion of maurices, which historically has had slightly lower merchandise margins than dressbarn, for the entire 39 week period this year and only 17 weeks in the prior year period.

(3)	Increase in 2005 and the thirty-nine week period in 2006 square footage growth primarily due to the acquisition of maurices in January 2005.

The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions. The Company’s cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities such as the Company exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. The Company includes depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings.

Results of Operations

The following table sets forth the percentage change from last year’s comparable periods for the thirteen week and thirty-nine week periods ended April 29, 2006, and the percentage of net sales, for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
		% of Net Sales			% of Net Sales
	% Change	Apr. 29, 2006	Apr. 30, 2005	% Change	Apr. 29, 2006	Apr. 30, 2005

Net sales	10.5%	100.0%	100.0%	38.0%	100.0%	100.0%
Cost of sales, including occupancy & buying	5.3%	59.2%	62.2%	32.2%	60.0%	62.6%
Gross profit	19.1%	40.8%	37.8%	47.8%	40.0%	37.4%
Selling, general and administrative expenses	7.8%	27.2%	27.9%	29.1%	27.0%	28.9%
Depreciation and amortization	2.7%	3.1%	3.4%	29.0%	3.2%	3.4%
Litigation	(100.0)%	0.0%	0.3%	(100.0)%	0.0%	0.4%
Operating income	83.8%	10.4%	6.3%	187.4%	9.8%	4.7%
Interest income	113.3%	0.2%	0.1%	24.2%	0.1%	0.2%
Interest expense	(57.1%)	(0.4%)	(1.0%)	(11.6%)	(0.4%)	(0.7%)
Other income	0.0%	0.1%	0.1%	0.0%	0.1%	0.2%
Earnings before income taxes	107.4%	10.4%	5.5%	205.0%	9.6%	4.4%
Net earnings	96.5%	6.1%	3.4%	187.2%	5.7%	2.7%

Thirteen Weeks Ended April 29, 2006 Compared to the Thirteen Weeks Ended April 30, 2005

Net sales for the thirteen weeks ended April 29, 2006 (the "third quarter") increased by 10.5% to $327.2 million from $296.0 million for the thirteen weeks ended April 30, 2005 (the "prior period"). The sales increase for the third quarter resulted from the total comparable store sales increase of 7%, which included the dressbarn comparable store sales increase of 10%. The dressbarn comparable store sales increase was driven by an increase in the average price per unit sold of 2.9% as well as an increase in total sales transactions. dressbarn net sales for the third quarter increased 10.9% to $225.7 million versus $203.5 million for the prior period. On a dressbarn brand basis, comparable store sales for the third quarter increased 7% for dressbarn and 14% for dressbarn woman. The categories that helped increase net sales were Blouses, Knits, and Career Bottoms. The maurices brand sales for the third quarter were $101.5 million as compared with $92.5 million in the prior period. maurices comparable store sales increased 2% for the third quarter. Strong sales trends were noted for Denim Bottoms, Knit Tops, and Accessories.

Gross profit, net of buying and occupancy costs, increased 300 basis points to 40.8% for the third quarter from 37.8% in the prior period. For the dressbarn brand, gross profit was 40.1%, which was an improvement of 260 basis points. For the dressbarn brand , gross profit before buying and occupancy costs increased due to lower markdowns from higher turnover at full retail price (210 basis points). For the dressbarn brand, gross profit also increased as a percentage of sales due to the leveraging of fixed store occupancy costs due to the comp sales performance (150 basis points). For the dressbarn brand, higher shrink accruals coupled with higher freight costs, a larger allocation of buying expenses and other miscellaneous cost increases offset the increase in merchandise margins (100 basis points). For the maurices brand, gross profit for the third quarter was 42.3% of net sales as compared to 38.7% of net sales in the prior period. The increase in gross margin was the result of increased initial margins (180 basis points) and lower markdowns (80 basis points) as well as leveraging occupancy, buying and distribution center costs.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter decreased 70 basis points to 27.2% as compared to 27.9% in the prior period as a result of the operating leverage gained with the inclusion of maurices, which operates at a lower SG&A expense base than dressbarn, as well as the favorable leverage gained from increased dressbarn comparable store sales. The reduction was mainly due to the leveraging of payroll and advertising and marketing costs due to our sales performance during the third quarter. On a divisional basis, dressbarn SG&A expenses for the third quarter decreased 120 basis points to 27.7% of net sales versus 28.9% of net sales in the prior period. The decrease was mainly due to leveraging of payroll related expenses as a result of our 10% comparable sales performance, coupled with total dollar decreases in supplies expense, store asset impairment charges, and communication costs for the quarter. The adoption of SFAS No. 123R resulted in the recording of compensation expense of $1.2 million for share-based payments (stock options and restricted stock), in the third quarter of Fiscal 2006 offsetting the decrease in SG&A. maurices’ SG&A expenses were 26.0% of net sales for the third quarter as compared to 25.7% in the prior period. The increase was due to higher store payroll (due to timing of physical inventory counts) and higher professional fees. The increase was partially offset by leveraged expenses such as benefit costs, credit card fees, and lower store impairment costs.

Depreciation expense for the third quarter was $10.3 million, as compared to $10.0 million from the prior period.

Interest income for the third quarter was $0.8 million as compared to interest income of $0.4 million in the prior period. The increase was due to the increase in funds invested in marketable securities and investments in the third quarter as compared to the prior period. Interest expense for the third quarter decreased to $1.2 million from $2.9 million due to lower debt levels due to the repayment of certain debt incurred to finance the acquisition of Maurices Incorporated.

Other income for the third quarter was $0.4 million. This amount represents rental income from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012.

The effective tax rate increased to 41.0% for the third quarter, as compared to 37.8% in prior period. The effective rate increased primarily as a result of the impact of recording permanent differences for compensation expense related to incentive stock options as a result of the adoption of SFAS No. 123R and other tax contingencies. The Company has adjusted its effective tax rate for Fiscal 2006 to approximately 40.0%.

Net earnings for the third quarter increased 96.5% to $20.0 million, or $0.29 per diluted share, compared to $10.2 million, or $0.17 per diluted share in the prior period. This increase was largely due to the comparable sales performance coupled with better gross profit, and the leveraging of our expense structure.

Thirty-Nine Weeks Ended April 29, 2006 Compared to the Thirty-Nine Weeks Ended April 30, 2005

Net sales for the thirty-nine weeks ended April 29, 2006 increased by 38.0% to $957.0 million from $693.2 million for the thirty-nine weeks ended April 30, 2005. The sales increase for the thirty-nine weeks ended April 29, 2006 resulted from the inclusion of maurices for the full year-to-date period compared to seventeen weeks last year, as well as by the dressbarn comparable store sales increase of 9%. The dressbarn comparable store sales increase was driven by an increase in units per transaction as well as an increase in total sales transactions. dressbarn net sales for the thirty-nine weeks ended April 29, 2006 increased 9.9% to $636.8 million versus $579.3 million last year. On a dressbarn brand basis, comparable store sales for the thirty-nine weeks ended April 29, 2006 increased 5% for dressbarn and 17% for dressbarn woman. The categories that helped increase net sales were Blouses, Woven Tops, Knits, and Career Bottoms. The maurices brand sales for the thirty-nine weeks ended April 29, 2006 were $320.2 million as compared to $113.9 million for the prior period, which included only seventeen weeks of maurices results. Strong sales trends were noted for Studio Y, Knit Tops, and Accessories.

Gross profit, net of buying and occupancy costs, increased 260 basis points to 40.0% of net sales from 37.4% last year. The increase for the thirty-nine weeks ended April 29, 2006 was driven by the acquisition of maurices as well as by dressbarn’s gross profit improvement. For the dressbarn brand, gross profit was 39.7%, an increase of 230 basis points from the prior period. Gross profit before buying and occupancy costs increased due to lower markdowns from higher turnover at full retail price. The buying and occupancy costs were leveraged by the strong comparable store sales. For the maurices brand, gross profit for the thirty-nine weeks ended April 29, 2006 was $130.4 million or 40.7% of net sales as compared to $42.7 million or 37.5% of net sales in the prior period, which included only seventeen weeks of maurices results.  The increase in gross profit as a percentage of maurices sales was the result of increased initial margins and lower markdowns as well as leveraging occupancy, buying and distribution center costs.

Selling, general and administrative expenses as a percentage of sales decreased 190 basis points to 27.0% as compared to 28.9% from last year as a result of the operating leverage gained with the inclusion of maurices as well as the favorable leverage gained from increased dressbarn comparable store sales. The reduction was mainly due to the leveraging of store costs due to our sales performance during the thirty-nine weeks ended April 29, 2006. On a divisional basis, dressbarn SG&A expenses decreased 100 basis points to 28.2% versus 29.2% last year. The decrease was mainly due to leveraging of payroll related expenses as a result of our 9% comparable sales performance, coupled with total dollar decreases in advertising expense, supplies expense, telephone expenses, and store impairment costs for the nine-month period. The adoption of SFAS No. 123R resulted in the recording of compensation expense of $3.1 million for share-based payments such as the granting of stock options, in the thirty-nine weeks ended April 29, 2006 offsetting the decrease in SG&A. maurices’ SG&A expenses were $79.0 million or 24.7% of net sales for the thirty-nine weeks ended April 29, 2006 as compared to $31.0 million or 27.2% in the prior period, which included only seventeen weeks of maurices results.

Depreciation expense for the thirty-nine weeks ended April 29, 2006 was $30.9 million, an increase of $7.0 million from last year. This increase resulted primarily from the addition of maurices.

Interest income for the thirty-nine weeks ended April 29, 2006 was $1.4 million as compared to interest income of $1.2 million last year. The increase was due to the increase in funds invested in marketable securities and investments over the thirty-nine weeks ended April 29, 2006 as compared to the same period in Fiscal 2005. Interest expense for the thirty-nine weeks ended April 29, 2006 decreased to $4.2 million from $4.7 million due to the debt repayments during Fiscal 2006.

Other income for the thirty-nine weeks ended April 29, 2006 was $1.1 million. This amount represents rental income from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012.

The effective tax rate was increased to 40.8% for the thirty-nine weeks ended April 29, 2006, as compared to 37.2% last year The effective rate increased primarily as a result of the impact of recording permanent differences for compensation expense related to incentive stock options as a result of the adoption of SFAS No. 123R and other tax contingencies. As a result, the Company has increased its effective tax rate for Fiscal 2006 to approximately 40.0%.

Net earnings for the thirty-nine weeks ended April 29, 2006 increased 187.2% to $54.5 million, or $0.81 per diluted share, compared to $19.0 million, or $0.31 per diluted share last year. This increase was largely due to the contribution from maurices as well as dressbarn increasing their contribution to net earnings.

 Liquidity and Capital Resources

Net cash provided by operations was $129 million for the thirty-nine weeks ended April 29, 2006 compared with $67 million during last year’s comparable period. The increase in cash flow from operations is primarily due to the accretive effect of the acquisition of Maurices Incorporated and the improved cash flows generated from dressbarn. Cash flows from operating activities for the period were primarily generated by income from operations, adjustments for depreciation and amortization, and tax benefit related to share-based compensation and changes in working capital account balances, specifically the increase in customer credits, and the decrease in merchandise inventories, offset by the decrease in trade accounts payable.

The Company had investments of $104 million in marketable securities and investments as of April 29, 2006. The Company also purchased $31 million of property and equipment mainly for new store openings during the thirty-nine weeks ended April 29, 2006. The Company also made $10.8 million of principal payments owed under long-term debt agreements. $10 million of these payments represented the final repayment of principal of the term loan that was outstanding at July 30, 2005 that was utilized in our acquisition of maurices. As of April 29, 2006, $51 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its business. The $51 million available under the credit agreement represents the $100 million from our revolving credit facility less $49 million of outstanding letters of credit at April 29, 2006. The Company also has an option to increase the revolving credit facility by $50 million.

The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund the Company's planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures for the next 12 fiscal months.

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

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at April 29, 2006 are summarized in the following tables:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond
		(remainder)
Operating lease obligations	$956,924	$30,897	$235,794	$217,915	$472,318
Mortgage principal	31,177	278	2,359	2,624	25,916
Mortgage interest	16,563	414	3,176	2,911	10,062
Convertible Senior Notes	115,000	-	-	-	115,000
Convertible Senior Notes interest	53,188	1,438	5,750	5,750	40,250
	$1,172,852	$33,027	$247,079	$229,200	$663,546

Holders of the Convertible Senior Notes may convert their notes into cash and shares of our common stock at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. As of May 1, 2006 and continuing through July 28, 2006, the holders of the Convertible Senior Notes may convert their notes as described above because the Company’s stock price closed at or above $12.61 per share for twenty trading days within the thirty-trading-day period ending on April 28, 2006. Upon conversion, the Company would deliver cash to the extent of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation. The excess, if any, of the price of the Company’s common stock above $10.51 per share would be payable in common shares. Therefore as holders of the Convertible Senior Notes elect to covert their notes, the principal amount of the notes would be currently payable and subsequent associated interest payments would be relinquished.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of April 29, 2006. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2005 were $32.0 million. Total CAM charges and real estate taxes for the thirty-nine weeks ended April 29, 2006 were $26.7 million

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2006	Fiscal 2007- 2008	Fiscal 2009- 2010	Fiscal 2011 And Beyond

Trade letters of credit	$42,749	$42,749	$-	$-	$-
Standby letters of credit	6,447	6,447	-	-	-
Firm purchase orders	192	192	-	-	-
	$49,388	$49,388	$-	$-	$-

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

Critical Accounting Policies and Estimates

Management has determined that the Company’s most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 other than the adoption of SFAS 123R that resulted in recording of $1.2 million of compensation expense in the third quarter of Fiscal 2006, and $3.1 million of compensation expense in the thirty-nine weeks ended April 29, 2006, as discussed more fully in Note 3 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

We account for share-based compensation in accordance with SFAS 123R, as interpreted by SEC Staff Accounting Bulletin No. 107, since July 31, 2005. The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model. We adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based compensation recognized in the fiscal year ended July 29, 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all share-based awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all shared-based awards granted subsequent to July 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. We classify cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) as financing cash flows on the statement of cash flows.

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

Our cash and cash equivalents include financial instruments with original maturity dates of three months or less. The majority of our marketable securities and investments are in auction rate securities that have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. The Company does not believe that an adverse change in interest rates would have a material effect on the Company’s financial condition.

Our outstanding long-term liabilities as of April 29, 2006 included $30.0 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, the Company issued $115 million of Convertible Senior Notes. As the Convertible Senior Notes bear interest at a fixed rate, the Company’s results of operations would not be affected by interest rate changes. On April 29, 2006, the market value of the Convertible Senior Notes was $287.6 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company also entered into a $100 million Credit Agreement with a group of banks on December 21, 2005. Under that Credit Agreement, the Company has available a revolving credit facility with borrowings of up to $100 million at a variable rate. At April 29, 2006, the Company had no outstanding borrowings under the revolving credit facility. As of April 29, 2006, $51 million was available under the revolving credit facility. The $51 million available under the revolving credit facility represents the $100 million less $49 million of outstanding letters of credit at April 29, 2006.

The Company holds no material options or other derivative instruments at April 29, 2006.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

Item 4 - CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 29, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting a material weakness therein as of July 30, 2005, the Company’s disclosure controls and procedures were not effective as of April 29, 2006 because it has not yet been concluded that such material weakness no longer exists.  Actions that the Company has taken during the thirteen weeks ended April 29, 2006 to address this material weakness which related to the design and operation of certain of the Company's controls with respect to the process of preparing and reviewing the annual and interim financial statements are as follows:

•
The Company has engaged third-party tax and financial systems consultants as additional resources to assist in the implementation of additional policies and procedures needed to remediate the deficiencies in internal control over financial reporting.

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

•
The Company continues to utilize a consulting firm with the requisite experience and expertise to assist us in the implementation of and compliance with Section 404 of the Sarbanes-Oxley Act, including assisting us to document, assess, and recommend improvements to our internal control environment at our dressbarn and maurices locations.

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

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended April 29, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1– LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business.

Item 1A – RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending April 29, 2006

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)
January 29, 2006 through February 25, 2006	-	N/A	-	1,908,617
February 26, 2006 through April 1, 2006	-	N/A	-	1,908,617
April 2, 2006 through April 29, 2006	-	N/A	-	1,908,617

(1)   The Company has a $75 million Stock Repurchase Program (the “Program”) which was originally announced on April 5, 2001. Under the Program, the Company may repurchase its shares of common stock from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The remaining authorized amount for stock repurchases under the Program is $48 million. The Program has no expiration date.

(2)    Based on the closing price of $25.29 at April 29, 2006.

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