Form 10-K
period 2006-07-29
DRESS BARN INC
filed 2006-10-12
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2006      Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)
Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.05 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒.

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 28, 2006 was approximately $1 billion, based on the last reported sales price on the NASDAQ Global Select Market (formerly the NASDAQ National Market) on that date. As of October 10, 2006, 61,782,888 shares of voting common shares were outstanding. The registrant does not have any authorized or issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 29, 2006 are incorporated into Parts I and III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 29, 2006

This Annual Report on Form 10-K, including the sections labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements and risk factors that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “may”, “should”, “estimate”, “predict”, “potential”, “continue” or the negative of such terms or other similar expressions. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below under Item 1A. RISK FACTORS, and other factors discussed in this Annual Report on Form 10-K and other reports we filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

dressbarn®, dressbarn woman®, maurices®, Studio Y® and Industrial Exchange TM are our trademarks.

PART I

ITEM 1. BUSINESS

General

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company”, “we,” “us,” “our” or other similar terms) operate a chain of women's apparel specialty stores, operating principally under the names "dressbarn" and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Since our retail business began in 1962, we have established and marketed our image as a source of fashion and value for the working woman. We have built our brand image as a core resource for a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs. As of July 29, 2006, we operated 1,339 stores in 48 states and the District of Columbia, consisting of 575 Combo stores (a combination of dressbarn and dressbarn woman stores), 173 dressbarn stores, 45 dressbarn woman stores and 546 maurices stores. We maintain an Internet web site at www.dressbarn.com. The reference to our Internet web site address in this report does not constitute the incorporation by reference of the information contained at this site in this report. We make available, free of charge through publication on our Internet web site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we have filed with or furnished such materials to the SEC.

dressbarn and dressbarn woman brands

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion for the working woman at value prices. These brands primarily attract female consumers in the mid 30’s to mid 50’s age range.

maurices brand

The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) and offer moderately priced, up-to-date fashions designed to appeal to a younger female consumer than the dressbarn and dressbarn woman brands. maurices product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old-woman, as well as the casual apparel needs of the 17 to 34 year-old-male. Approximately 90% of maurices sales relate to female-oriented product lines and 10% relate to male-oriented product lines.

Since the date of the acquisition of Maurices Incorporated, we have been implementing the most effective ways to combine and coordinate our brands so as to optimize performance and efficiencies. The integration process with maurices has been substantially completed. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices.

Company Strengths and Strategies

Our dressbarn stores differentiate themselves from (i) off-price retailers by our carefully edited selection of proprietary, in-season, first-quality merchandise, service-oriented salespeople and our comfortable shopping environment, (ii) department stores by our value pricing, customer service and convenient locations and (iii) other specialty apparel retailers by our unique, lifestyle-oriented merchandise and our continuous focus on connecting with dressbarn's target customer. As part of this focus, we have successfully developed our own brand, which constituted the vast majority of our net sales for the fiscal year ended July 29, 2006.

The dressbarn brand and the dressbarn woman brand strive to be the preferred career and casual women’s specialty store for the moderate 30 to 55 year-old-woman, (sizes 4 to 24), providing differentiated, current fashion merchandise at value prices in a comfortable, easy-to-shop environment. We cater to time-pressured working women who want their shopping trips to be efficient by offering one-stop shopping from career to casual sportswear, as well as dresses, suits, special occasion clothing, accessories, jewelry and shoes. We seek to maintain a distinct fashion point of view, editing our assortments frequently in accordance with our targeted customer's taste and style. Merchandise is arranged conveniently by lifestyle and category. We believe our customers have a high degree of confidence that they will quickly find the styles that match their preferences and are responding positively to our updated fashion direction. This, along with attentive service, helps to create a loyal, repeat customer. To accommodate this customer, we locate our stores primarily in convenient strip centers and operate most of them seven days and six nights a week.

To achieve growth in same store sales, our strategy is to increase customer traffic to our store locations by (a) developing and distributing more unique, fashion-forward quality merchandise not found at our competitors while maintaining value prices, (b) investing in technology and training to enhance the customer service levels in our stores and the product knowledge of our sales associates and (c) spending on marketing, advertising and public relations focused on upgrading the image and communicating the personality and voice of the dressbarn brand, as well as on special promotions, outreach programs and rewards to current and potential customers, many of whom are dressbarn credit card holders. A third-party financial institution administers the dressbarn credit card with no credit risk to us.

dressbarn is one of the largest national specialty store chains in its segment offering current career and casual fashions at value prices. dressbarn attributes its success to its: (i) national brand recognition and loyal customer base; (ii) long-standing relationships with vendors and manufacturers of quality merchandise, both domestic and overseas; (iii) strong, consistent customer focus; (iv) low cost operating structure; and (v) experienced merchandise and marketing management team. We have developed long-standing relationships with our existing customers, enjoying strong customer loyalty.

Over the past several years, we have gradually repositioned ourselves to appeal to a more fashion-conscious customer while maintaining our focus on our target customer who has also responded positively to our current fashion lifestyle direction. This repositioning includes: enhancing the existing dressbarn image; defining a feminine personality and voice for the brand; building brand awareness through various marketing, advertising and public relations campaigns and vehicles; adopting a new logo; and developing cause-related programs within our communities, all geared towards resonating with existing and potential customers and associates. To enhance the development of the dressbarn brand, we changed and updated our in-store graphics, and developed a prototype store design. We have expanded the use of our dressbarn label to virtually all our merchandise offerings, emphasizing quality, value and fashion.

To strengthen our dressbarn brand image and marketing effectiveness, we have evolved from reliance on weekly newspaper advertising to targeted national magazine advertising and expanded direct mail. We advertise in approximately 12 national lifestyle magazines with ads designed to enhance brand awareness and to bring new customers into our stores. We also work with a public relations firm to increase editorial coverage regarding our fashion and participate in charitable initiatives within our communities, particularly with the American Cancer Society, Dress For Success and the American Heart Association.

Our merchandise offerings reflect a focused and balanced assortment of career and casual fashions tailored to our customers’ demands. We believe we offer customers unique merchandise that is fashion current, with seasonal updated looks and colors arriving daily. The merchandise mix has evolved to a more updated contemporary style, shifting in focus from structured, career looks to softer, more casual outfits and assortments. We have upgraded our fabrications, offering value, style and fashion while maintaining quality and price points. We attempt to offer merchandise with sizes that are true, and have consistent fits, and that have easy to care for fabrics and quality construction.

Our stores continue to reflect newness and fashion, with key items accented by six floorset changes a year. Stores receive shipments daily for a constant flow of new looks to keep the assortments fresh and exciting. Lifestyle merchandising is key; emphasizing mix and match outfit dressing within strong color stories. Our prototype store design features an easier to shop layout, warmer colors and new wood fixtures for enhanced merchandise presentation. During the fifty-two weeks ended July 29, 2006 (“Fiscal 2006”), dressbarn utilized this design in its newly opened stores and updated approximately 55 stores to this design; dressbarn plans to update approximately 60 of its store locations during its fiscal year ending July 28, 2007 (“Fiscal 2007”). As of July 29, 2006, nearly seventy five percent of the dressbarn stores feature this design.

dressbarn continues to invest in technology to improve merchandising and sales, reduce costs and enhance productivity. We utilize a field information system for all our Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. We upgraded our back-office store system software to include such features as inventory scanning, quick credit approval for new applications, automated new hire entry and store email. We utilize a DVDi Learning Management System (“LMS”), which enables sales associates to view training DVDs. These training DVDs assist our sales associates with the skills they need to properly serve our customers. Also our POS system has the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and allow swift customer transactions. Our distribution center systems continue to be refined to reduce per-unit distribution costs.

All aspects of dressbarn's stores are designed to be responsive to the dressbarn customer. In past customer surveys, sales associates were viewed as superior to our competition and were a competitive advantage. Since 1962, we have been consistent in targeting price-conscious and fashion-minded working women. The convenient locations of our stores primarily in strip and outlet centers, carefully edited coordinated merchandise arranged for ease of shopping, comfortable store environment and friendly sales associates embody dressbarn's strong focus on our customers. dressbarn's training program encourages our sales associates to assist customers in a low-key and friendly manner. We have various programs to recognize and reward our best sales associates. We believe this enhances our customers' shopping experience by avoiding aggressive sales tactics that would result from a commission-based compensation structure.

In January 2003, through a wholly owned subsidiary, we purchased for approximately $45.3 million a distribution/office facility and 16 acres of adjacent land in Suffern, New York (the “Suffern Facility”), of which the major portion is our corporate offices and dressbarn distribution center. The acquisition of the Suffern Facility provides flexibility for future expansion.

Based on the economic success of our larger size Combo stores, almost all of Fiscal 2007 store openings will be Combo stores between 7,000 and 8,000 square feet. Combo stores provide us with greater presence in shopping centers, give us more leverage in negotiating lease terms, enable us to achieve lower operating cost ratios and offer increased flexibility in merchandise presentation. We have in the past also purchased leased locations from other retailers, some of which were too small for a Combo store and were opened as individual locations. Of the 39 dressbarn stores we opened during Fiscal 2006, 35 were Combo store locations and four were individual locations. Three stores were converted to Combo stores during Fiscal 2006. We expect to continue to open stores primarily in strip centers, as well as outlet locations. In Fiscal 2007, we plan to open approximately 105 new stores, consisting of 65 maurices locations and 40 dressbarn locations.

In conjunction with our strategy of adding mostly Combo stores, we continue to close or relocate our underperforming locations and closed 25 locations during Fiscal 2006, compared to 36 closed in the fifty-two weeks ended July 30, 2005 (“Fiscal 2005”). We estimate that we may close approximately 25 more locations in Fiscal 2007. We have the option under a substantial number of our store leases to terminate the lease at little or no cost if specified sales volumes are not achieved, typically only in the first few years of the lease, affording us greater flexibility to close certain underperforming stores. Our continued opening of new stores, net of store closings, resulted in an aggregate dressbarn store square footage increase of approximately 1.8% in Fiscal 2006, after a 1.0% increase in Fiscal 2005. Net of store closings, we currently plan to increase our aggregate dressbarn store square footage by approximately 1.7% in Fiscal 2007.

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

maurices’ strategy is a unique combination of small market expertise, target customer intimacy and maximization of efficiencies, creating a profitable brand that delivers the fashion, value and service needs of the 17 to 34 year-old-female and male consumers.

  We believe that maurices’ competitive advantage is achieved through its product offering and its locations. The wide selection of style, color and current fashion is in stark contrast to the large discount and department stores found in small markets. These retailers generally offer great depth of fashion basics. maurices benefits from strategically locating close to these competitors, capitalizing on the traffic they generate.

A further differentiator for the maurices brand is the shopping experience. Integral to this is the relationship our associates build with their customers. These relationships build brand awareness as well as position us as the fashion leader in our communities. In addition, visual merchandising simplifies the shopping experience by highlighting outfits, utilizing mannequins as silent sales people. We believe these standards tend to influence the consumers’ shopping behavior. Recent surveys show that a majority of the time, our customers’ purchases can be tied to the fashions displayed in our stores. The outcome is a visually stimulating environment with a relaxed and helpful staff.

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

To provide customers with a variety of styles and colors, maurices’ women’s apparel assortment is divided into three lifestyles, casual, career and dressy, each with distinct collections. Based on market research, different colors are developed for each lifestyle for each of the five major seasonal floorsets of the year. maurices focuses on five major seasonal floorsets due to the variation in customer demand over the course of the year. By adjusting the lifestyle mix, maurices is able to focus on the target customers’ varying seasonal apparel and accessory needs.

maurices’ merchandise is sold under three brand names.  The original maurices brand encompasses women’s casual clothing, career wear and accessories. Studio Y represents women’s dressy apparel and is fashionable and trendy with a younger target audience. Industrial Exchange encompasses core, casual and fashion clothing for men. maurices’ brands have been developed to tailor its image to specific customer segments and groups. Each brand represents a different aspect of maurices’ broad product offering. We believe that maurices’ brands increase store loyalty by giving the customer another image to connect or identify with, and that our brands have a strong following.

maurices continues to invest in systems to support merchandising and sales, reduce costs and enhance productivity. In 2006, maurices implemented “MID”, a new improved merchandise allocation system. We made physical and system changes in the distribution center to improve functionality and increase the rate of product movement. We implemented changes to accept debit cards in our stores. We moved all our customer information to the NSB CRM system located at dressbarn to take advantage of their expertise. We gained additional synergies by moving our import process to the dressbarn system as well as taking advantage of leveraging our purchases. In addition, we utilize a field information system for all our Regional and District Sales Managers via laptop computers, providing sales, inventories and other operational data. We upgraded our store system software to include such features as markdown scanning for price changes, quick credit approval for new applications, automated new hire entry and store email. The maurices point-of-sale (“POS”) system has a real-time intranet network to each store. This allows us to add functionality to our POS system and the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. Our distribution center systems utilize RF technology to run virtually paperless. We have extensive data warehouses associated with our merchandise, sales and financial systems that allow for extensive analytical reporting.

maurices will continue to capitalize on our recent expansion success, with plans to open 65 new stores in Fiscal 2007. The expansion strategy continues to be on the small and metro fringe markets. We plan to focus on strip centers and small malls, with a continuing test of outlet stores in Fiscal 2007. maurices expects to close approximately seven locations in Fiscal 2007. The typical maurices store is between 3,500 and 6,000 square feet. Net of store closings, we currently plan to increase our maurices square footage by roughly nine percent in Fiscal 2007, in addition to the nine percent gain in 2006. The small town specialty retail store concept is unique in its positioning, with the lower occupancy and operating cost structure resulting in higher levels of profitability.

We have well-established relationships with our domestic and offshore vendors and manufacturers, including our buying agents, often being one of their largest accounts. These relationships, together with our buying power and strong credit profile, enable us to receive favorable purchasing terms, exclusive merchandise and expedited delivery times.

dressbarn and maurices utilize their web sites ( www.dressbarn.com and www.maurices.com ) to reinforce store promotions, provide store and product information, help to drive store traffic and communicate with their retail customers. In addition, we sell gift cards on our websites.

We continually seek to reduce costs in all aspects of our operations and to create cost-consciousness at all levels. We believe that our internally generated funds will provide us with the opportunity to pursue our long-term strategies regarding new stores, capital expenditures and marketing and brand development.

Merchandising

Virtually all merchandising decisions affecting our stores are made centrally. Day-to-day dressbarn store merchandising is under the direction of a Chief Merchandising Officer, and five additional merchandise managers. We utilize a Visual Merchandising Department to communicate various floorsets and presentations to the stores. We generally have six complete floorset changes per year to keep our merchandise presentation fresh and exciting. There is a constant flow of new merchandise to the stores to maintain newness. Store prices and markdowns are determined centrally but may be adjusted locally in response to competitive situations. Generally, the majority of the merchandise sold by us is uniformly carried by all stores, with a percentage varied by management according to regional or consumer tastes or the volume of a particular store. To keep merchandise seasonal and in current fashion, inventory is reviewed weekly and markdowns are taken as appropriate to expedite selling. We offer first-quality, in-season merchandise, with approximately 60% of our sales volume derived from sportswear, including sweaters, knit and woven tops, pants and skirts. The remainder of our sales volume includes dresses, suits, blazers, outerwear and accessories. dressbarn woman merchandise features larger sizes of styles similar to dressbarn merchandise. Our Petite departments feature merchandise similar to dressbarn merchandise in petite sizes. In addition to our broad assortment of career and casual wear, we offer other items in selected stores including hosiery, handbags and shoes. There are separate merchandising teams for dressbarn and dressbarn woman.

Our direct sourcing of merchandise improves our control over the flow of merchandise into our stores and enables us to better specify quantities, styles, colors, size breaks and delivery dates. In addition, we believe our direct sourcing provides us with more flexibility by allowing for higher initial mark-ons. We believe we have the expertise to execute our brand strategy due to our extensive experience sourcing goods, our position as a merchandiser of established fashions, and our prior experience with private brands. Nearly all of our sales are generated under our dressbarn labels.

dressbarn continues to expand the number of shoe and petite-size departments within our stores. As of July 29, 2006, 391 stores had shoe departments and 248 stores featured petite-sized departments.

Merchandising for maurices is under the direction of a Chief Merchandising Officer, and three divisional merchandise managers. maurices’ objective is to be a moderately priced, specialty fashion retailer offering value and service to its target customers. For Fiscal 2006, maurices’ sales of women’s apparel accounted for approximately 77% of maurices’ net sales, while women’s accessories accounted for 15%, men’s apparel accounted for 7%, and men’s accessories accounted for 1%. maurices offers first-quality, in-season merchandise, with a large portion of sales volume derived from sportswear, including sweaters, knit and woven tops, denim and casual pants.

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

maurices’ product strategy is supported by our pricing philosophy. This approach emphasizes value by positioning our fashion assortment at prices lower than large market specialty competitors. This combination of fashion and value results in maurices generating in excess of 65% of sales volume at regular price, with the remainder sold through planned promotions or discounts made in order to maintain inventory freshness.

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

Buying and Distribution

Buying is conducted on a departmental basis for dressbarn and dressbarn woman. dressbarn has over 40 buyers and assistant buyers supervised by the General Merchandising Manager and five merchandise managers. We also use independent buying representatives in New York and overseas. We obtain our merchandise from approximately 200 vendors, and no vendor accounted for over 5% of dressbarn purchases. In Fiscal 2006, imports accounted for over 50% of merchandise purchases and no vendor accounted for over 5% of dressbarn import purchases. Typical lead times for making purchases from vendors range from approximately one month for items purchased domestically to up to six months for merchandise purchased overseas.

All merchandise for our dressbarn stores is received from vendors at our central warehouse and distribution facility in Suffern, New York, where it is inspected, allocated and shipped to our stores. Our distribution operations occupy approximately 410,000 square feet of the Suffern facility. We use our strong relationships with vendors to lower operating costs by shifting freight and insurance costs to the vendors and we typically require them to provide ancillary services. For example, nearly 100% of our merchandise is pre-ticketed by vendors and approximately 60% of the hanging garments purchased by us are delivered on floor-ready hangers. In addition, 45% of our merchandise receipts are pre-packaged for distribution to stores, which allows for efficiencies in our distribution center by using cross-docking.

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

maurices has approximately 60 buyers, assistant buyers, and planning and allocation associates supervised by three Divisional Merchandise Managers and four Planning and Allocation Managers who report to the Chief Merchandising Officer. maurices’ vendor relationship philosophy is to create strategic business partners. maurices’ goal has been to have the top five suppliers per apparel segment make up 75% of maurices’ purchases. Ideally, these top five suppliers should fluctuate minimally. The balance between the top five and new suppliers allows for consistency and strategic alignment along with exploration and testing of new vendors. However, maurices is under no ongoing obligation to purchase from any individual supplier, thereby permitting maurices to make supplier decisions based on the quality of product, style selection and price competitiveness. In addition, maurices’ direct import program accounts for approximately 15% of its total purchases. No maurices vendor accounted for over 5% of total company purchases in Fiscal 2006 or Fiscal 2005.

We supply all of the maurices stores through a modern 360,000-square-foot distribution center in Des Moines, Iowa. The productivity of the distribution center is enhanced by working closely with maurices’ merchants and vendors. Approximately 97% of maurices’ merchandise is pre-ticketed and floor ready while approximately 25% of the merchandise is packed in cartons that can flow directly from the receiving dock to the shipping dock with no need for repacking.  In addition to processing merchandise, the distribution center is the site for a number of other functions.  All store supplies are warehoused in, processed by and shipped from the distribution center, combining store supply shipments with merchandise freight to lower overall transportation costs. New maurices store openings are staged in the distribution center for fixtures, supplies and merchandise.

Store Locations and Properties

As of July 29, 2006, we operated 1,339 stores in 48 states and the District of Columbia. 758 of the stores were conveniently located in strip centers and 229 stores were located in outlet centers. During Fiscal 2006, no store accounted for as much as 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn Stores	dressbarn woman Stores	Combo Stores	maurices Stores	Total
Strip Shopping Centers	113	21	398	226	758
Outlet Malls and Outlet Strip Centers	40	21	153	15	229
Free Standing, Downtown and Enclosed Malls	20	3	24	305	352

Total	173	45	575	546	1,339

As of July 29, 2006, dressbarn had 5.9 million total square feet in all its stores and maurices had 2.7 million total square feet.

The table below indicates the states in which the stores operating on July 29, 2006 were located, and the number of stores in each state:

Location	dressbarn	dressbarn Woman	Combo Stores	maurices Stores	Total
Alabama	-	-	9	6	15
Arizona	3	-	9	4	16
Arkansas	-	-	5	12	17
California	15	2	33	-	50
Colorado	3	1	12	14	30
Connecticut	7	1	16	2	26
District of Columbia	2	1	1	-	4
Delaware	2	1	4	-	7
Florida	10	1	17	-	28
Georgia	2	-	19	11	32
Idaho	-	-	3	10	13
Illinois	4	1	30	34	69
Indiana	3	-	14	30	47
Iowa	-	-	7	29	36
Kansas	-	-	6	22	28
Kentucky	2	-	7	15	24
Louisiana	-	-	12	-	12
Maine	2	1	-	3	6
Maryland	6	3	18	-	27
Massachusetts	8	1	23	1	33
Michigan	4	1	23	29	57
Minnesota	1	-	12	38	51
Mississippi	-	-	7	1	8
Missouri	6	2	20	30	58
Montana	-	-	-	9	9
Nebraska	-	-	4	10	14
Nevada	-	-	5	2	7
New Hampshire	-	-	6	4	10
New Jersey	16	7	25	-	48
New Mexico	-	-	1	5	6
New York	22	4	40	15	81
North Carolina	6	4	17	19	46
North Dakota	-	-	1	9	10
Ohio	2	-	17	29	48
Oklahoma	1	-	3	15	19
Oregon	2	2	5	17	26
Pennsylvania	18	5	26	13	62
Rhode Island	-	-	4	-	4
South Carolina	4	1	9	-	14
South Dakota	-	-	-	9	9
Tennessee	3	2	9	11	25
Texas	6	1	42	3	52
Utah	-	-	6	12	18
Vermont	-	-	2	5	7
Virginia	8	2	23	8	41
Washington	2	1	9	11	23
West Virginia	-	-	4	5	9
Wisconsin	3	-	10	35	48
Wyoming	-	-	-	9	9
Total	173	45	575	546	1,339

Operations and Management

In considering new store locations, dressbarn focuses on expanding in existing major trading and high-density markets, adding to a cluster of suburban or other locations. With respect to suburban and other locations, we consider the concentration of our target customer base, the average household income in the surrounding area and the location of the proposed store relative to competitors and anchor tenants in the shopping center. We also seek to expand into new markets. Within the specific strip or outlet center, we evaluate the proposed co-tenants, local population demographics, the traffic count of the existing center and the location of the store within the center. Our real estate committee, which includes members of senior management, must approve all new leases. The committee also receives input from field management.

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

Our dressbarn and maurices stores are designed to create a comfortable and pleasant shopping environment for customers. Merchandise and displays at all stores are set up according to uniform guidelines and plans distributed by merchandising management. Our merchandise is carefully arranged by lifestyle category (e.g., career, casual and weekend wear) for ease of shopping. The stores also have private fitting rooms, drive aisles, appealing lighting, carpeting, background music and centralized cashier desks. Strategically located throughout the stores are "lifestyle" posters showing the customer models wearing outfits coordinated from among the stores' fashion offerings. Our interior graphics and racktop signs are designed to provide for a more open and easy to shop environment.

All dressbarn and maurices stores are directly managed and operated by us. The store manager typically staffs each store with at least one sales associate during non-peak hours, with additional sales associates added as needed at peak hours. The sales associates perform all store operations, from receiving and processing merchandise and arranging it for display, to assisting customers. Each store manager reports to a District Sales Manager who, in turn, reports to a Regional Sales Manager. We employ 10 Regional Sales Managers for dressbarn and 3 Regional Sales Managers for maurices. dressbarn has approximately 100 District Sales Managers and maurices has approximately 30 District Sales Managers. District Sales Managers visit each store on a regular basis to review merchandise levels and presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to our operating procedures.

We motivate our dressbarn sales associates through promotion from within, creative incentive programs, competitive wages and the opportunity for bonuses. Sales associates compete in a broad variety of company-wide contests involving sales goals and other measures of performance. The contests are designed to boost store profitability, create a friendly competitive atmosphere among associates and offer opportunities for additional compensation. Management believes that our creative incentive programs provide an important tool for building cohesive and motivated sales teams at each store. We utilize comprehensive training programs at the store level in order to ensure that the customer will receive friendly and helpful service. They include (i) our DVDi LMS training system, (ii) ongoing DVDi training and (iii) one-on-one training of sales associates by store managers and district sales managers. At maurices, the training includes (i) management training programs (ii) interactive DVD training and (iii) one-on-one training of sales associates by store managers and district sales managers.

Almost 75% of dressbarn’s sales in Fiscal 2006 and Fiscal 2005 and 70% in Fiscal 2004 were paid for by credit card or debit card, with the remainder being paid by cash or check. Approximately 68% of maurices’ sales in Fiscal 2006 and 64% in Fiscal 2005 were paid for by credit cards, with the remainder being paid by cash or check. Consistent with the other credit cards it accepts, we assume no credit risk with respect to either the dressbarn credit card or the maurices credit card, but pay a percentage of sales as a service charge to the third party financial institution. As of July 29, 2006, the number of cardholders of the dressbarn credit card was approximately 3.0 million and the number of cardholders of the maurices credit card was 1.7 million. The average dollar value per transaction on the dressbarn credit card and the maurices credit card during Fiscal 2006 was approximately 75% and 64%, respectively, greater than the average dollar value of all other transactions. The dressbarn credit card and the maurices credit card represented approximately 23% and 28%, respectively, of each division’s sales in Fiscal 2006.

Virtually all of our stores are open seven days a week. Stores located in strip, malls and outlet centers conform to the hours of other stores in the center and are open most evenings.

Advertising and Marketing

As the lifestyles and behavior of our customers changed, and as the transformation of dressbarn accelerated, our method and style of communication also changed. Abandoning newspaper advertising, we determined direct mail was a more targeted and cost effective way to communicate our fashion and promotional message. We believe in and utilize a customer relationship management (“CRM”) system to track customer transactions. This serves as a critical tool directing strategic decisions for our direct mail initiatives. We focus on targeted marketing through direct mail that has been our most effective means to reach customers, build relationships and drive customers into our stores thereby increasing traffic and sales.

Our national print advertising campaign in lifestyle magazines communicates our new feminine personality and voice and features our current updated fashions at affordable prices, enhancing the perceived value of the brand. These national ads are designed to upgrade our image, create awareness of the brand and increase brand loyalty, thus increasing share of mind and wallet of our customers.

National cause related marketing initiatives that resonate with our customers and are conducted at the local level are significant contributors to creating brand affinity. Our key partners are The American Cancer Society, Dress For Success, American Heart Association and World Vision. Through these programs, dressbarn reinforces that it is an important and integral member of our communities.

maurices focuses its marketing initiatives on communicating the fashion and lifestyle attitudes of its target customers through compelling window and in-store collateral; strong, dimensional visual merchandising execution; and the use of branded promotional direct mail vehicles. Supported by its partnership with a public relations firm, maurices has been able to garner editorial exposure highlighting both its fashion, offering high perceived value, and its cause related efforts.

Critical to the brand's strategy to building customer affinity is the focus on its two loyalty programs, Take Ten and Get Connected, as well as incentives specifically designed to attract the maurices credit card customers. Additionally, both national cause-related marketing initiatives, such as Relay For Life and Hometown Pride programs, are conducted at the local level, reinforcing maurices as an integral member of its communities.

Management Information Systems

We are implementing the Oracle Retail Merchandising System for the dressbarn segment. maurices currently utilizes the Oracle Retail Merchandising System. Implementation of the system is expected to be completed by July 2007. We have engaged several third-party consulting firms to assist with the implementation. We have also dedicated several internal personnel on a part-time and a full-time basis to work on the implementation. As part of the implementation, we are also reengineering certain business processes and/or merchandise reports to minimize the number of modifications to the system necessary to customize the standard functionality of the Oracle Retail Merchandising system and to conform it to the current state of our existing legacy merchandise system. Several manual processes will be automated with the implementation. The system will expand the capability of dressbarn to identify and analyze sales trends and consumer data, and achieve planning and inventory management improvements.

dressbarn has a management information system which integrates all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. All dressbarn stores utilize a POS system with price look-up capabilities for both inventory and sales transactions. In addition, the rollout of a new POS system with many enhanced features to all our stores was completed in the first quarter of Fiscal 2005. We installed a new wide area network in Fiscal 2004. This system allows us to add functionality to our POS system with the ability to capture debit card transactions, centralize credit authorizations, improve promotion transactions handling, and speed up customer transaction time. In addition, we began to sell gift cards and use merchandise credit cards in the first quarter of Fiscal 2005.

Our current merchandising system tracks merchandise from the inception of the purchase order, through receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale. To monitor the performance of various styles, management reviews sales and inventory levels, organized by department, class, vendor, style, color and store. The current system enables us to identify slow-moving merchandise to mark down or efficiently transfer to stores selling such items more rapidly. We analyze historic projected sales trends to efficiently schedule store personnel, minimizing labor costs while allowing for a high level of sales. We believe that investments in technology enhance operating efficiencies and position dressbarn for future growth. We utilize a DVDi Learning Management System (LMS), where sales associates are able to take tests for consistency across all of our stores. The LMS system is part of the back-office store system which also includes automated time and attendance, quicker processing of credit card applications and integrated email and messaging.

Each maurices store is connected with the corporate office through its point of sale terminal. The store’s point of sale terminal utilizes CRS software that provides bar-coded ticket scanning, automatic price look-up on both regular and promotional prices, electronic check and credit authorization, and automatic nightly data transmission between the store and maurices’ corporate offices. In addition, the CRS software supports a company Intranet used to communicate between the corporate office and all store locations. Data from each store is processed nightly through the loss prevention and sales audit systems at the corporate office. These systems are capable of monitoring trends at the individual store level to detect signs of inadequate training or fraud. We believe that maurices’ infrastructure, including its headquarters, distribution center, warehousing and information technology systems, is capable of supporting substantial growth with limited incremental investment.

Trademarks

We have previously been issued U.S. Certificates of Registration of Trademark or have trademark applications pending for the operating names of our stores and our major private label merchandise (dressbarn, maurices, Studio Y and Industrial Exchange, among others). We believe our dressbarn, dressbarn woman, maurices and Studio Y trademarks are materially important to our business. We also believe that our rights to these properties are adequately protected.

Employees

As of July 29, 2006, we had approximately 12,800 employees of whom approximately 7,800 worked part-time. A number of temporary employees are usually added during the peak selling periods. None of our employees are covered by any collective bargaining agreement. We consider our employee relations to be good.

Seasonality

Our sales are evenly split between our Fall (August to January) and Spring (February to July) seasons. Though we do not consider our business seasonal, we have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. maurices has historically experienced losses and lower revenues in January, reflecting the decrease in demand following the holiday shopping season. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the number and timing of new store openings and closings, net sales contributed by new stores, and changes in our merchandise mix.

Competition

The retail apparel industry is highly competitive with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence. Some of our in-market competitors include JCPenney, Kohl’s and Sears. Our business is vulnerable to demand and pricing shifts and to less than optimal selection as a result of these factors. If we fail to compete successfully, we could face lower net sales and may decide to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customer, the fashion-minded working woman, and that we are competitive with respect to our national brand recognition and loyal customer base.

maurices’ stores are typically located in the retail hub of a market, anchored by a large retailer or discounter such as JCPenney or Wal-Mart. We believe that maurices differentiates itself from its competitors based on having a wider variety of lifestyle fashions catering to a younger demographic group and by offering superior customer service. Based on customer surveys, maurices believes that its customers consider JCPenney as a choice when shopping for basics or career needs and Wal-Mart for their essentials. Based on customer surveys, maurices believes its customers do not consider Cato or Fashion Bug for their fashion needs as their products cater to customers of a different size and with different fashion preferences and economic situation. maurices’ primary out-of-market competitors include American Eagle, Aeropostale, Old Navy, Target and Kohl’s. maurices differentiates itself from these competitors on the basis of one or more of the following factors, lower prices, having a more varied selection in small markets and by offering superior service.

ITEM 1A. RISK FACTORS

Our business is dependent upon our ability to predict accurately fashion trends, customer preferences and other fashion-related factors.

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

We face challenges to grow our business and to manage our growth.

Our growth is dependent, in large part, upon our ability to successfully add new stores and close underperforming locations. In addition, on a routine basis, we close underperforming stores, which may result in write-offs. The success of our growth strategy will depend upon a number of factors, including the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base. We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth. Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse effect on our growth prospects. There can be no assurance that we will be able to successfully implement our growth strategy of continuing to open stores or maintain our current growth levels. In addition, there can be no assurance that the opening of new stores in existing markets will not have an adverse effect on sales at existing stores in these markets.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

•	political instability;

•	increased security requirements applicable to imported goods;

•	imposition or increases of duties, taxes and other charges on imports;

•	imposition of quotas on imported merchandise;

•	currency and exchange risks;

•	delays in shipping; and

•	increased costs of transportation.

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

We rely on our existing management information systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. Any disruption in the operation of our management information systems, or our failure to continue to upgrade, integrate or expend capital on such systems as our business expands, would have a material adverse effect on our business. We are implementing the Oracle Retail Merchandising System for the dressbarn segment. A version of this merchandising system is already utilized by our maurices segment. We expect to complete the implementation of the system by July 2007. We have engaged several third-party consulting firms to assist with the implementation. We have also dedicated several internal personnel on a part-time and a full-time basis to work on the implementation. The purpose of the Oracle Retail Merchandising system is to expand our capability to identify and analyze sales trends and consumer data, and achieve planning and inventory management improvements. Any delays or difficulties in implementing the Oracle Retail Merchandising System or integrating it with our other systems or any other disruptions affecting any of our information systems could have a material adverse impact on our business, financial condition and results of operations.

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

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and adversely affect our sales and net earnings.

Our operating results fluctuate from season to season.

We have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that characterizes the holiday shopping season. maurices has historically experienced losses or lower revenues in January, reflecting the decrease in demand following the holiday shopping season. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, the number and timing of new store openings and store closings, net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays and changes in our merchandise mix.

Existing and increased competition in the women’s retail apparel industry may reduce our net revenues, profits and market share.

The women’s retail apparel industry is highly competitive. We compete primarily with department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence. As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because maurices competes in small markets, its operations may be adversely affected if a larger competitor were to open stores in a significant number of small markets where maurices has stores.

We depend on key personnel in order to support our existing business and future expansion and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts of our management. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We compete for experienced personnel with companies who have greater financial resources than we do. If we fail to attract, motivate, and retain qualified personnel, it could harm our business and limit our ability to expand.

A decline in general economic conditions may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, salaries, wage rates, the availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales by us. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock, and market confidence in our reported financial information.

We have remediated the reported material weakness in our internal controls over financial reporting as of July 29, 2006. We had previously concluded that a material weakness existed in our internal controls over financial reporting as of July 30, 2005. In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal controls over financial reporting. We cannot assure you that our disclosure controls, procedures and internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act of 2002 could have a material adverse impact on our business, our financial condition and the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all locations leased by us on July 29, 2006, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number Without Renewal Options

2007	326	141	185
2008	231	153	78
2009-2011	573	416	157
2012 and thereafter	213	153	60

Total	1,343	863	480

New store leases generally provide for a base rent of between $7 and $24 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 29, 2006 and excluding locations acquired after July 29, 2006, for Fiscal 2007, are approximately $124.3 million. In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

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

We own a 510,000 square foot office and distribution center in Suffern, New York. The Suffern facility consists of approximately 65 acres of land, with a current total of approximately 900,000 square feet of rentable distribution and office space, the majority of which is occupied by us. The remainder of the rentable square footage is 100% leased through 2012. The purchase of the Suffern facility was financed with a mortgage that is collateralized by a mortgage lien on the Suffern facility. Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. We receive rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Earnings. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three adjacent office buildings totaling 150,564 square feet. We also own maurices’ distribution center, which has 360,000 square feet of space and is located in Des Moines, Iowa.

ITEM 3. LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to our business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of the Executive Officers of the Registrant:

Name	Age	Positions

Elliot S. Jaffe	80	Chairman of the Board, Co-Founder and Director
David R. Jaffe	47	President, Chief Executive Officer and Director
Vivian Behrens	53	Senior Vice President and Chief Marketing Officer
Armand Correia	60	Senior Vice President and Chief Financial Officer
Gene Wexler	51	Senior Vice President, General Counsel, and Assistant Secretary
Reid Hackney	48	Vice President - Finance and Corporate Controller

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

Ms. Vivian Behrens has been employed by the Company since September 2002 as Senior Vice President, Marketing. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc. Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc. and was a member of the Company’s Board of Directors from 2001 to 2002.

Mr. Armand Correia has been Senior Vice President and Chief Financial Officer of the Company since 1991.

Mr. Gene Wexler has been Senior Vice President and General Counsel since August 2005. He has been an Assistant Secretary of the Company since September 2005. He previously served as Vice President, General Counsel and Secretary for Del Laboratories from 1999 until 2005.

Mr. Reid Hackney became Vice President - Finance and Corporate Controller in January 2005. Prior to that date he was Vice President - Finance and Controller. He has been employed at the Company since 1983.

The Company’s officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The Common Stock of The Dress Barn, Inc. is quoted on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol DBRN. The information below has been adjusted for a 2-for-1 stock split that was effective as of April 3, 2006.

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market) for the last eight fiscal quarters.

	Fiscal 2006		Fiscal 2005
Fiscal Period	High	Low	High	Low

First Quarter	$13.39	$10.75	$9.73	$7.71
Second Quarter	$22.50	$12.44	$9.75	$7.60
Third Quarter	$26.79	$23.26	$10.38	$8.26
Fourth Quarter	$28.09	$20.28	$12.47	$8.37

Number of Holders of Record

As of October 10, 2006, we had approximately 271 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 29, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,255,862	$8.81	6,961,868
Equity compensation plans not approved by security holders	-	-	-

Total	6,255,862	$8.81	6,961,868

Issuer Purchases of Equity Securities(1)
Quarter Ending July 29, 2006

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 30, 2006 through May 27, 2006	-	N/A	-	2,300,711
May 28, 2006 through July 1, 2006	-	N/A	-	2,300,711
July 2, 2006 through July 29, 2006	-	N/A	-	2,300,711

(1) We have a $75 million Stock Buyback Program (the “Program”) which was originally announced on April 5, 2001. Under the Program, we may repurchase our shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The remaining authorized amount for stock repurchases under the Program was $48 million. The Program has no expiration date.

(2) Based on the closing price of $20.98 at July 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except earnings per share and store operating data

	Fiscal Year Ended
	July 29, 2006	July 30, 2005	July 31, 2004	July 26, 2003	July 27, 2002
		(2)
Net sales	$1,300,277	$1,000,264	$754,903	$707,121	$717,136
Cost of sales, including
occupancy and buying costs	773,631	621,656	472,198	451,579	452,216

Gross profit	526,646	378,608	282,705	255,542	264,920

Selling, general and
administrative expenses	353,031	286,751	212,477	194,005	188,056
Depreciation and amortization	41,679	34,457	23,197	22,262	24,631
Litigation (3)	-	(35,329)	3,329	32,000	-
Operating income	131,936	92,729	43,702	7,275	52,233

Interest income	2,656	1,735	2,204	3,332	5,458
Interest expense	(5,364)	(10,230)	(1,959)	(164)	-
Other income	1,526	1,526	1,526	779	-
Earnings before income taxes	130,754	85,760	45,473	11,222	57,691

Income taxes	51,800	33,200	14,541	4,039	20,769

Net earnings	$78,954	$52,560	$30,932	$7,183	$36,922

Earnings per share - basic (1)	$1.29	$0.88	$0.53	$0.12	$0.51
Earnings per share - diluted (1)	$1.15	$0.86	$0.51	$0.11	$0.49

Balance sheet data:
Working capital	$121,830	$27,395	$153,106	$126,138	$234,576
Total assets	$846,860	$716,245	$489,316	$449,787	$487,838
Long-term debt	$144,751	$155,900	$31,988	$33,021	$-
Shareholders' equity	$409,147	$313,128	$252,958	$217,421	$325,642

Percent of net sales:
Cost of sales, including
occupancy and buying costs	59.5%	62.1%	62.6%	63.9%	63.1%
Gross profit	40.5%	37.9%	37.4%	36.1%	36.9%
Selling, general and
administrative expenses	27.2%	28.7%	28.1%	27.4%	26.2%
Litigation	0.0%	(3.5%)	0.4%	4.5%	0.0%
Operating income	10.1%	9.3%	5.8%	1.0%	7.3%
Net earnings	6.1%	5.3%	4.1%	1.0%	5.1%

(1) All earnings per share amounts reported above reflect the 2-for-1 stock split, effective April 3, 2006.

(2) Includes the impact of the acquisition of Maurices Incorporated. See Note 3 to the consolidated financial statements.

(3) See Note 4 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. Fiscal 2006 refers to the 52-week period ended July 29, 2006, Fiscal 2005 refers to the 52-week period ended July 30, 2005, and Fiscal 2004 refers to the 53-week period ended July 31, 2004. Fiscal 2007 refers to our 52-week period that will end on July 28, 2007.

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006.

As more fully discussed below in Note 1 and Note 11 to the consolidated financial statements, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS No. 123R”), effective July 31, 2005.  We adopted the modified prospective transition method provided under SFAS No. 123R and consequently have not retroactively adjusted results for prior periods.

Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high-level summary of the more detailed information elsewhere in this annual report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this annual report. It should not be relied upon separately from the balance of this annual report.

We operate a chain of primarily women’s apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman and the casual apparel needs of the 17 to 34 year-old male.

The retail environment remains very competitive. With the acquisition of maurices, we have diversified our core business and believe it will improve our future growth potential. The addition of maurices has allowed us to broaden our demographic reach and diversify our retail base. We expect to continue our strategy of opening new stores while closing under-performing locations. We expect to continue store expansion focusing on both expanding in our major trading markets and developing and expanding into new domestic markets. For Fiscal 2007, we are currently projecting net square footage growth in the mid single-digit percentage range.

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

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, store supplies and rent. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital.

We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes. maurices comparable store sales for Fiscal 2006 were calculated in the same manner as dressbarn using historical pre-acquisition and post-acquisition data for the comparable Fiscal 2005 period.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	July 29, 2006		July 30, 2005		July 31, 2004
Net sales growth	30.0	%(1)	32.5	% (1)	6.8%
dressbarn comparable store sales	9.9%		5.0%		1.9%
maurices comparable store sales	5.0%		N/A		N/A
Total comparable store sales growth	8.2%		5.0%		1.9%
Merchandise margins	55.3%		54.4%		55.1%
Square footage growth	19.1%		25.6	% (1)	2.9%
Total store count	1,339		1,272	(1)	776
Diluted earnings per share (2)	$1.15		$0.86		$0.51
SG&A as a percentage of sales	27.2%		28.7%		28.1%
Capital expenditures (in millions)	$48.3		$31.4		$33.9

(1) Increase mainly due to the acquisition of Maurices Incorporated in January 2005 (2) All earnings per share amounts reported above reflect the 2-for-1 stock split, effective April 3, 2006

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions. Our cost of sales and gross profit may not be comparable to those of other entities, since some entities include all costs related to their distribution network and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of earnings.

We believe that maurices is a reportable segment due to management’s review of maurices’ separately available operating results and other financial information used to regularly assess their performance for decision-making purposes. maurices is discussed separately in the following Management’s Discussion and Analysis, as appropriate.

Results of Operations

The table below sets forth certain financial data expressed as a percentage of our net sales for the periods indicated:

	Fiscal Year Ended
	July 29, 2006	July 30, 2005	July 31, 2004

Net sales	100.0%	100.0%	100.0%
Cost of sales, including
occupancy and buying costs	59.5%	62.1%	62.6%
Selling, general and
administrative expenses	27.2%	28.7%	28.1%
Depreciation and amortization	3.2%	3.4%	3.1%
Litigation	0.0%	(3.5%)	0.4%
Interest income	0.2%	0.2%	0.3%
Interest expense	(0.4%)	(1.0%)	(0.3%)
Earnings before income taxes	10.1%	8.6%	6.0%
Net earnings	6.1%	5.3%	4.1%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for the fifty-two weeks ended July 29, 2006 increased 30.0% to $1,300.3 million from $1,000.3 million in the prior year. This increase was mainly driven by the acquisition of maurices as well as by the dressbarn same store sales increase of 9.9%. The same store sales increase was the result of several factors including increased customer traffic to our stores and more customer transactions. We believe the increase in the number of customer transactions was the result of continuing customer acceptance of our more updated and fashionable merchandise assortment and targeted marketing and store presentation efforts. The fifty-two weeks ended July 30, 2005 only include 30 weeks of maurices sales results. The acquisition was completed as of January 1, 2005. Details by brand are as follows:

	Fifty-Two Weeks Ended
(Amounts in millions, except for % Change amounts)	July 29, 2006	July 30, 2005	% Change
Net sales
dressbarn and dressbarn woman brands	$876.2	$788.2	11.2%
maurices brand	424.1	212.1	100.0%
Consolidated net sales	$1,300.3	$1,000.3	30.0%

During the fifty-two week period, the dressbarn brand had a solid sales performance showing sales strength across all regions of the country, delivering the tenth consecutive quarter of positive comparable store sales. On a divisional basis, comparable store sales for the fifty-two week period increased 7.2% for dressbarn and 15.0% for dressbarn woman. All regions posted increased comparable store sales for the fifty-two week period. The best performing departments were Blouses, Knits and Outerwear. The weakest departmental performers were Suits, Coordinates and Sweaters.

For the maurices brand, the Southwest (45 stores) and the Northwest (52 stores) led regional performance. Strong sales trends were noted for Studio Y, Knit Tops and Jewelry.

Gross Profit

Gross profit, net of buying and occupancy costs, increased 260 basis points from 37.9% of net sales in the prior year period. For the dressbarn brand, gross profit was 40.3% of net sales, an increase of 250 basis points as compared with the same period last year. Merchandise margins increased to 56.2% from 55.0% last year mainly due to lower markdowns. The leveraging of store occupancy costs was achieved due to the comparable store sales performance of 9.9%. For the maurices brand, gross profit for Fiscal 2006 was $173.6 million or 40.9% of net sales as compared to $81.2 million or 38.3% of net sales in Fiscal 2005, which only included 30 weeks of maurices results. The increase in gross margin was the result of increased markon and lower markdowns as well as leveraging occupancy, buying and distribution center costs.

SG&A

As a percentage of sales, selling, general and administrative expenses (“SG&A”) decreased 150 basis points to 27.2% of net sales versus 28.7% last year. On a divisional basis, dressbarn SG&A decreased 120 basis points to 28.1% of net sales versus 29.3% last year. The decrease was due primarily to leveraging of payroll related expenses (40 basis points) as a result of our 9.9% comparable store sales performance, coupled with total dollar decreases in advertising expense (20 basis points), supplies expense (10 basis points), telephone expenses (10 basis points), credit card and bank charges (10 basis points) and other category costs (40 basis points) for the 52 week period. maurices SG&A was $106.9 million or 25.2% of net sales for the Fiscal 2006 as compared to $56.1 million or 26.4% in Fiscal 2005, which only includes 30 weeks of maurices results. The decrease was due to the strong store selling productivity, coupled with reduced credit card processing rates, and other leveraged overheads. These savings were partially offset by higher Sarbanes-Oxley compliance costs. Our adoption of SFAS No. 123R resulted in the recording of compensation expense of $4.4 million for share-based payments (stock options and restricted stock) in Fiscal 2006, partially offsetting the decrease in SG&A. We continue to focus on controlling our costs and enhancing productivity, which we believe will improve SG&A expense as a percentage of sales in the future.

Depreciation and Amortization

Depreciation expense for the fifty-two week period was $41.7 million, an increase of $7.2 million from last year. This increase resulted primarily from the addition of maurices. maurices’ depreciation expense was $15.8 million for Fiscal 2006 (52 weeks) as compared to $9.4 million in Fiscal 2005 (30 weeks).

Interest Income

Interest income for the fifty-two week period was $2.7 million as compared to interest income of $1.7 million last year. The increase was due to the increase in funds invested in marketable securities and investments over the fiscal year as compared to Fiscal 2005.

Interest Expense

Interest expense for the fiscal year decreased to $5.4 million from $10.2 million due to lower average debt levels over the comparable prior year period. We acquired maurices in Fiscal 2005. Part of the funds for this investment were raised by issuance of $115 million of convertible senior notes, and $100 million borrowed under the Senior Credit Facility, as described in Note 5 to the consolidated financial statements. In Fiscal 2006, we repaid the remaining $10 million under the $100 million Senior Credit Facility.

Other Income

Other income for the fiscal year was $1.5 million. This amount represents rental income from the two tenants currently occupying space in our Corporate Headquarters property in Suffern, New York.

Income Taxes

The effective tax rate for Fiscal 2006 increased to 39.6%, as compared to 38.7% in Fiscal 2005. The effective rate increased primarily as a result of the recording permanent differences for compensation expense related to incentive stock options as a result of the adoption of SFAS 123R, reserves for various tax related exposures, and more nondeductible expense in Fiscal 2006 for such items as officers life insurance premiums and travel and entertainment expenditures. Refer to Note 9 to the consolidated financial statements for additional details of our income tax amounts.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Our results for Fiscal 2005 were favorably impacted by the acquisition of maurices in January 2005. Net sales increased by 32.5% to $1 billion in Fiscal 2005, from $755 million in Fiscal 2004. The following table details the net sales by brand:

(Amounts in millions, except comparable store sales % increases)	Fiscal 2005		Fiscal 2004
	Net Sales	Comparable store sales % increase	Net Sales	Comparable store sales % increase
dressbarn and dressbarn woman brands	$788.2	5%	$754.9	2%
maurices brand	212.1	-	-	-
Total Company	$1,000.3	5%	$754.9	2%

The net sales increase from fiscal 2004 was mainly due to the accretive impact of the acquisition of maurices coupled with a 5.0% increase in total company same store sales. Same store sales are the primary means most retailers use to evaluate their sales performance. The same store sales increase was the result of several factors including increased customer traffic to our stores and more customer transactions. We believe the increase in the number of customer transactions was the result of continuing customer acceptance of our more updated and fashionable merchandise assortment and intensified marketing and store presentation efforts. Among the categories that helped increase net sales were jewelry, knitwear, blouses and woven tops.

Gross Profit

Gross profit (net sales less cost of goods sold, including occupancy and buying costs), increased 33.9% to $378.6 million, or 37.9% of net sales, in Fiscal 2005 from $282.7 million, or 37.4% of net sales in Fiscal 2004. The increase in gross profit as a percentage of net sales is due to increased sales in higher margin categories such as jewelry, the leverage on buying costs gained from the acquisition of maurices and increased same store sales. Excluding the fifty-third week from Fiscal 2004, gross profit would have been $276.9 million, or 37.3% of net sales.

SG&A

SG&A expenses increased to $286.8 million, or 28.7% of net sales in Fiscal 2005 from $212.5 million or 28.1% of net sales in Fiscal 2004. The increase of 60 basis points was primarily driven by an increase in management incentive compensation and increased costs associated with Sarbanes-Oxley compliance. Excluding the fifty-third week from Fiscal 2004, SG&A would have been $209.2 million, or 28.1% of net sales

Depreciation and Amortization

Depreciation expense increased to $34.5 million in Fiscal 2005, versus $23.2 million in Fiscal 2004. The increase was largely the result of the acquisition of maurices in January 2005. Depreciation expense for maurices was $9.4 million in Fiscal 2005.

Litigation

As a result of the Supreme Court of Connecticut's decision to reverse an approximately $32 million jury verdict, we reversed the litigation charge incurred when the judgment was entered in Fiscal 2003. The judgment was subject to post-judgment interest at the rate of 10% per annum, which we accrued. Following the reversal of the judgment the escrow account established in connection with the appeal, which included the post-judgment interest, was released, resulting in $35.3 million of income to us in Fiscal 2005, which included the interest paid into the escrow fund. Refer to Note 4 of the consolidated financial statements for further details of this litigation.

Interest Income

Interest income decreased to $1.7 million for Fiscal 2005 from $2.2 million for Fiscal 2004. The decrease was due to the reduction of interest earned from investments in marketable securities, which were liquidated during Fiscal 2005. The proceeds from the sales of marketable securities were used in the acquisition of maurices.

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

Income Taxes

The effective tax rate for Fiscal 2005 was 38.7% versus 32.0% in Fiscal 2004. The increase in effective tax rate is mainly due to prior year favorable resolution of certain tax audits, which reduced the effective tax rate in Fiscal 2004. We also had less tax-free interest in Fiscal 2005 because of the sales of municipal bond investments, the proceeds of which were used in the acquisition of maurices. Our effective tax rate was also influenced by the reversal of the litigation charge in Fiscal 2005. Refer to Note 9 to the consolidated financial statements for additional details of our income tax amounts.

Liquidity and Capital Resources

We invested $328 million in connection with our acquisition of maurices in Fiscal 2005. The funds for this investment were raised by issuance of $115 million of convertible senior notes, $100 million borrowed under the Senior Credit Facility, as described in Note 5 to Consolidated Financial Statements and below, and the proceeds from the sale of marketable securities. In Fiscal 2006, we repaid $100 million of the Senior Credit Facility.

At July 29, 2006, the Company had cash, cash equivalents, restricted cash and marketable securities of $153 million as compared to $43 million as of July 30, 2005. The increase in cash, cash equivalents, restricted cash and marketable securities was primarily driven by generation of operating cash flows.

Net cash provided by operations was $164 million for the fifty-two weeks ended July 29, 2006 compared with $106 million during last year’s comparable period. The increase in cash flow from operations is primarily due to the accretive effect of the acquisition of Maurices Incorporated and the improved cash flows generated from dressbarn. Cash flows from operating activities for the period were primarily generated by income from operations, adjusted for depreciation and amortization, and a tax benefit related to share-based compensation and changes in working capital account balances, specifically the increase in trade accounts payable, income taxes payable, accrued salaries and wages and customer credits, offset by the increase in merchandise inventories and prepaid expenses.

Net cash used in investing activities was $170 million for the fifty-two weeks ended July 29, 2006. We made net investments of $119 million in marketable securities and investments as of July 29, 2006. We also purchased $48 million of property and equipment mainly for new store openings during Fiscal 2006. Net cash used in financing activities was $3 million for the fifty-two weeks ended July 29, 2006. We made $11 million of principal payments owed under long-term debt agreements. $10 million of these payments represented the final repayment of principal of the term loan that was outstanding at July 30, 2005 that was utilized in our acquisition of maurices. We also received approximately $6 million from the proceeds of stock options exercises.

As of July 29, 2006, $37 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business. The $37 million available under the credit agreement represents the $100 million from our revolving credit facility less $63 million of outstanding letters of credit at July 29, 2006. We also have an option to increase the revolving credit facility by $50 million.

We do not have any undisclosed material transactions or commitments involving related persons or entities. We held no material options or other derivative instruments at July 29, 2006. We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

In January 2003, Dunnigan Realty, LLC, a wholly-owned consolidated subsidiary of the Company, purchased the Suffern facility, of which the major portion is our corporate offices and dressbarn distribution center, for approximately $45.3 million utilizing internally generated funds. In July 2003, Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility.

In Fiscal 2007, we plan to open approximately 105 additional stores and continue our store remodeling program. Total Fiscal 2007 capital expenditures, which are primarily attributable to our store opening, renovation and refurbishment programs, and implementation of the Oracle Retail Merchandising System for the dressbarn segment, are expected to be approximately $60 million. We intend to focus on both expanding in existing major trading markets and developing and expanding into new markets.

We have a $75 million stock repurchase program that was announced in 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At July 29, 2006, we had $48.3 million of repurchase availability remaining. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions.

We believe that our cash, cash equivalents, short-term investments, and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures for the next 12 fiscal months.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 29, 2006 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2007	Fiscal 2008- 2009	Fiscal 2010- 2011	Fiscal 2012 And Beyond

Operating lease obligations	$1,038,365	$124,296	$235,441	$217,777	$460,851
Mortgage principal	30,899	1,148	2,488	2,768	24,495
Mortgage interest	16,148	1,619	3,047	2,767	8,715
Convertible Senior Notes	115,000	-	-	-	115,000
Convertible Senior Notes interest	53,188	2,875	5,750	5,750	38,813
Total	$1,253,600	$129,938	$246,726	$229,062	$647,874

Holders of the Convertible Senior Notes may convert their notes into cash and shares of our common stock at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of our common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. As of July 31, 2006 and continuing through October 27, 2006, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for twenty trading days within the thirty-trading-day period ending on July 28, 2006. Upon conversion, we would deliver cash to the extent of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. Therefore as holders of the Convertible Senior Notes elect to convert their notes, the principal amount of the notes would be currently payable and subsequent associated interest payments would be relinquished.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 29, 2006. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2005 were $32.2 million. Total CAM charges and real estate taxes for the Fiscal 2006 were $36.5 million.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2007	Fiscal 2008- 2009	Fiscal 2010- 2011	Fiscal 2012 And Beyond

Trade letters of credit	$56,790	$56,790	$-	$-	$-
Standby letters of credit	6,447	6,447	-	-	-
Firm purchase orders	1,282	1,282	-	-	-
Total	$64,519	$64,519	$-	$-	$-

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

Seasonality

The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. We expect this trend to continue for Fiscal 2007. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in same store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in our merchandise mix.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to merchandise inventories, long-lived assets, insurance reserves, income taxes, stock-based employee compensation, claims and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of our financial statements.

Revenue Recognition

While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of ours. As discussed in Note 1 to the Consolidated Financial Statements, we recognize sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. Gift certificates and merchandise credits do not have expiration dates and our policy is not to reduce the liability for unredeemed gift certificates or merchandise credits that will eventually be remitted to the states under their escheat laws until such time as amounts are remitted to a state. We have reserved for estimated product returns when sales are recorded based on historical return trends and adjusted for known events, as applicable.

Merchandise Inventories

Our inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. We include in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs excluding depreciation and all costs associated with our buying and distribution functions. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in the fourth quarter to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first, second, and third fiscal quarters of the fiscal year. We continuously review our inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise. A provision is recorded to reduce the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, our gross margins could increase or decrease and, accordingly, affect our financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on our results of operations.

Impairment of Long-lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges. In addition, we regularly evaluate our computer-related and other assets and may accelerate depreciation over the revised useful life if the asset is no longer in use or has limited future value.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 29, 2006 and July 30, 2005, these reserves were $7.8 million and $8.3 million, respectively. We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. We have stop-loss insurance coverage for individual claims in excess of $250,000. We believe our accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) we do not amortize goodwill or intangible assets with indefinite lives but, rather, we are required to evaluate goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices products, a change in the competitive environment or other industry and economic factors. Goodwill and intangible assets with indefinite lives are evaluated for impairment annually under the provisions of SFAS No. 142. Our annual assessment date is on or about June 30th. In addition, while we have concluded that the fair value of goodwill and other intangible assets with indefinite lives exceeds the carrying value as of July 29, 2006, changes in maurices estimated future cash flows could require us to record impairment charges on these assets.

Operating Leases

We lease retail stores under operating leases. Most lease agreements contain construction allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For construction allowances and rent holidays, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent” on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to “Cost of sales including occupancy and buying costs” on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Other accrued expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Income Taxes

We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by current tax rates. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. We accrue for estimates of probable settlements of Federal and State tax audits when they are more likely than not to be settled. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We believe our accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. Financial instruments, which potentially subject us to concentrations of credit risk, are principally bank deposits and short-term money market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

Currently, we maintain the vast majority of our cash and investments in financial instruments with original maturity dates of three months or less. We do not believe that an adverse change in interest rates would have a material affect on our financial condition.

Our outstanding long-term liabilities as of July 29, 2006 consisted of $29.8 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, we issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. On July 28, 2006, the market value of the Convertible Senior Notes was $242.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

We also entered into a $100 million Credit Agreement with a group of banks on December 21, 2005. Under that Credit Agreement, we have available a revolving credit facility with borrowings of up to $100 million at a variable rate. At July 29, 2006, we had no outstanding borrowings under the revolving credit facility. As of July 29, 2006, $37 million was available under the revolving credit facility. The $37 million available under the revolving credit facility represents the $100 million less $63 million of outstanding letters of credit at July 29, 2006.

We hold no material options or other derivative instruments at July 29, 2006.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−5(e) and 15d−5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 29, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−5(f) and 15d−5(f) under the Exchange Act. Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of July 29, 2006. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of July 29, 2006. Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears herein below.

(c) Changes in Internal Controls Over Financial Reporting

During the fourth quarter of Fiscal 2006, we completed the remediation of a material weakness identified as of July 30, 2005 in our internal control over financial reporting that related to the design and operation of certain of our controls with respect to the preparation and review of financial statements. The deficiencies identified resulted from inadequate resources in the financial reporting and income tax departments and lack of appropriate technical training of such resources in matters relating to the preparation of the financial statements and footnotes and the accounting for income taxes.  The steps we took in connection with the remediation included hiring additional personnel, engaging third-party tax, financial and financial systems consultants, improving quality control standards, and providing additional training and education to our financial reporting and accounting personnel.

As a result of the steps we have taken as of July 29, 2006, we have made changes to controls with respect to the process of preparing and reviewing our financial statements.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

We have audited management's assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, which is included in Item 9A(b), that The Dress Barn, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the fiscal year ended July 29, 2006, and our report dated October 11, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as of July 31, 2005.

/S/ Deloitte & Touche LLP
New York, New York October 11, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.  We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.dressbarn.com (under the "Governance" caption). We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULE

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15. (b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.
Exhibit Number	Description	Incorporated By Reference From

3.1	1983 Amended and Restated Certificate of Incorporation	(1)

3.2	Amendments to Amended and Restated Certificate of Incorporation	(2)

3.3	Amendment to Certificate of Incorporation, filed with the Connecticut Secretary of State on December 19, 2005	(3)

3.4	Amended and Restated By-Laws (as amended through October 12, 2000)	(4)

4	Specimen Common Stock Certificate	(1)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(1)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8	) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9	) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005	(10	) *

10.8	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11	) *

10.9	Amendment dated July 10, 2006 to Employment Agreement dated	(12	) *

	May 2, 2002 with Elliot S. Jaffe

10.10	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11	) *

10.11	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13	) *

10.12	Employment Agreement dated July 26, 2005 with Gene Wexler	(14	) *

10.13	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15	) *

10.14	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16	) *

10.15	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.16	Credit Agreement dated as of December 21, 2005	(18)

10.17	Stock Purchase Agreement dated November 16, 2004 Among The Dress Barn, Inc., Maurices Incorporated and American Retail Group, Inc.	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of President and Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President and Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

References as follows:

(1)		The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)		The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(3)		The Company’s Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 333-136061).
(4)		The Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
(5)		The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.
(6)		The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.
(7)		The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(8)		The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(9)		The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(10)		The Company's Proxy Statement dated October 31, 2005, filed October 31, 2005.
(11)		The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.
(12)		The Company’s Report on Form 8-K filed July 13, 2006.
(13)		The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.
(14)		The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005.
(15)		The Company’s Report on Form 8-K filed August 30, 2006.
(16)		The Company’s Report on Form 8-K filed July 19, 2006.
(17)		The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 02, 2005.
(18)		The Company’s Report on Form 8-K filed December 23, 2005.
(19)		The Company’s Report on Form 8-K filed November 17, 2004.

	*	Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) EXHIBITS

All exhibits are incorporated by reference as shown in Item 15(b), except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2, which are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dress Barn, Inc.

by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE		10/12/06
Elliot S. Jaffe	Chairman of the Board

/s/ ROSLYN S. JAFFE		10/12/06
Roslyn S. Jaffe	Director and Secretary and Treasurer

/s/ DAVID R. JAFFE		10/12/06
David R. Jaffe	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ BURT STEINBERG		10/12/06
Burt Steinberg	Director and Executive Director

/s/ KLAUS EPPLER		10/12/06
Klaus Eppler	Director

/s/ RANDY L. PEARCE		10/12/06
Randy L. Pearce	Director

/s/ JOHN USDAN		10/12/06
John Usdan	Director

/s/ KATE BUGGELN		10/12/06
Kate Buggeln	Director

/s/ MARC LASRY		10/12/06
Marc Lasry	Director

/s/ ARMAND CORREIA		10/12/06
Armand Correia	Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the “Company”) as of July 29, 2006 and July 30, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended July 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of July 29, 2006 and July 30, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as of July 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP
New York, New York October 11, 2006

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data

	July 29, 2006	July 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$34,168	$42,434
Restricted cash (see Note 1)	100	100
Marketable securities and investments (see Note 2)	118,745	85
Merchandise inventories	170,487	167,643
Deferred income tax asset (see Note 9)	6,459	-
Prepaid expenses and other	19,404	12,923
Total Current Assets	349,363	223,185
Property and Equipment:
Land and buildings	58,730	58,461
Leasehold improvements	143,240	126,351
Fixtures and equipment	211,083	202,500
Computer software	39,763	36,415
	452,816	423,727
Less accumulated depreciation and amortization	214,751	191,029
Property and equipment, net	238,065	232,698
Other Intangible Assets, net (see Note 3)	110,199	111,243
Goodwill (see Note 3)	132,566	132,566
Other Assets	16,667	16,553
TOTAL ASSETS	$846,860	$716,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121,198	$107,702
Accrued salaries, wages and related expenses	38,917	35,209
Other accrued expenses	38,557	35,237
Customer credits	16,260	12,849
Income taxes payable	11,453	92
Deferred tax liability (see Note 9)	-	3,612
Current portion of long-term debt (see Note 5)	1,148	1,089
Total Current Liabilities	227,533	195,790
Long-term debt (see Note 5)	144,751	155,900
Deferred rent and other	55,352	44,194
Deferred tax liability (see Note 9)	10,077	7,233
Total Liabilities	437,713	403,117
Commitments and Contingencies (see Note 10)
Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	-	-
Common stock, par value $0.05 per share: Authorized- 75,000,000 shares
Issued and Outstanding 61,715,588 and 60,410,682 shares, respectively	3,086	3,021
Additional paid-in capital	87,673	71,682
Retained earnings	318,380	239,426
Accumulated other comprehensive income	8	-
Deferred compensation	-	(1,001)
Total Shareholders’ Equity	409,147	313,128
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$846,860	$716,245
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except share data

	Fiscal Year Ended
	July 29,	July 30,	July 31,
	2006	2005	2004

Net sales	$1,300,277	$1,000,264	$754,903
Cost of sales, including
occupancy and buying costs	773,631	621,656	472,198
Gross profit	526,646	378,608	282,705

Selling, general and
administrative expenses	353,031	286,751	212,477
Depreciation and amortization	41,679	34,457	23,197
Litigation (see Note 4)	-	(35,329)	3,329
Operating income	131,936	92,729	43,702

Interest income	2,656	1,735	2,204
Interest expense	(5,364)	(10,230)	(1,959)
Other income	1,526	1,526	1,526

Earnings before provision for
income taxes	130,754	85,760	45,473

Provision for income taxes	51,800	33,200	14,541

Net earnings	$78,954	$52,560	$30,932

Earnings per share:
Basic	$1.29	$0.88	$0.53
Diluted	$1.15	$0.86	$0.51

Weighted average shares outstanding:
Basic	61,216	59,570	58,826
Diluted	68,728	61,158	60,240

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts and shares in thousands)

	Common Stock					Accumulated
			Additional			Other		Total
			Paid-In	Retained	Treasury	Comprehensive	Deferred	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Compensation	Equity
Balance, July 26, 2003	58,340	$2,916	$56,742	$157,825	$-	$(62)	$-	$217,421
Comprehensive income:
Net earnings				30,932				30,932
Unrealized holding loss on marketable securities						(460)		(460)
Total comprehensive income								30,472
Issuance of restricted stock	-	-	67				(67)	-
Amortization of deferred compensation expense							67	67
Tax benefit from exercise of stock options			1,460					1,460
Employee Stock Purchase Plan activity	10	-	83					83
Shares issued pursuant to exercise of stock options	928	48	3,720					3,768
Purchase of treasury stock	(40)				(313)			(313)
Balance, July 31, 2004	59,238	2,964	62,072	188,757	(313)	(522)	-	252,958
Net earnings				52,560				52,560
Unrealized gain/(loss) on marketable securities						-		-
Total comprehensive income								52,560
Reversal of unrealized loss on marketable securities						522		522
Issuance of restricted stock	154	8	1,391				(1,399)	-
Amortization of deferred compensation expense							398	398
Tax benefit from exercise of stock options	-	-	2,258					2,258
Employee Stock Purchase Plan activity	12	-	136					136
Shares issued pursuant to exercise of stock options	1,207	61	5,819					5,880
Purchase of treasury stock	(200)				(1,584)			(1,584)
Retirement of treasury stock		(12)	6	(1,891)	1,897			-
Balance, July 30, 2005	60,411	3,021	71,682	239,426	-	-	(1,001)	313,128
Net earnings				78,954				78,954
Unrealized gain on marketable securities						8		8
Total comprehensive income								78,962

Issuance of restricted stock	24	1	(1)					-
Restricted stock compensation expense	-	-	641					641
Tax benefit from exercise of stock options			5,526					5,526
Employee Stock Purchase Plan activity	15	-	285					285
Shares issued pursuant to exercise of stock options	1,266	64	6,121					6,185
Share Based Compensation - stock options			4,420					4,420
Reclass of deferred compensation upon adoption of SFAS No. 123R - Share Based Payment			(1,001)				1,001
Balance, July 29, 2006	61,716	$3,086	$87,673	$318,380	$-	$8	$-	$409,147

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Fiscal Year Ended

	July 29,	July 30,	July 31,
	2006	2005	2004
Operating Activities:
Net earnings	$78,954	$52,560	$30,932
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	41,679	34,457	23,197
Provision for impairments and asset disposals	3,794	6,136	4,906
Deferred taxes	(7,227)	25,690	2,491
Deferred rent expense	5,092	1,268	1,351
Share based compensation	4,449	-	-
Tax benefit on exercise of unqualified stock options	5,526	2,258	1,460
Excess tax benefit on exercise of unqualified stock options	(1,882)	-	-
Amortization of debt issuance cost	808	3,920	152
Amortization of bond premium cost	59	-	-
Increase in cash surrender value of life insurance	(818)	(522)	(600)
Deferred compensation - restricted stock	641	398	67
Realized loss / (gain) on sales of securities	3	579	(15)
Changes in assets and liabilities, net of acquisition:
(Increase) in merchandise inventories	(2,844)	(17,256)	(6,564)
(Increase) / decrease in prepaid expenses and other	(6,469)	3,780	(1,515)
Decrease / (increase) in other assets	2,479	(650)	208
Increase in accounts payable	13,496	22,874	1,686
Increase in accrued salaries and wages	3,708	7,578	2,467
(Decrease) / increase in litigation accrual	-	(36,128)	536
Increase / (decrease) in accrued expenses	1,800	2,428	(3,108)
Increase / (decrease) in customer credits	3,411	(938)	1,686
Increase / (decrease) in income taxes payable	11,361	(5,456)	(1,540)
Increase in other long-term liabilities	6,066	2,607	-
Total adjustments	85,132	53,023	26,865
Net cash provided by operating activities	164,086	105,583	57,797

The Dress Barn, Inc. and Subsidiaries

	Fiscal Year Ended
	July 29,	July 30,	July 31,
	2006	2005	2004

Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	$-	$(328,305)	$-
Return of investment / (investment in) restricted cash	-	38,561	(38,661)
Purchases of property and equipment	(48,276)	(31,381)	(33,867)
Sales and maturities of marketable securities and investments	460,250	652,629	266,198
Purchases of marketable securities and investments	(579,026)	(530,071)	(275,446)
Investment in life insurance policies	(2,200)	-	-
Purchases of long-term investments	(343)	-	(900)
Net cash used in investing activities	(169,595)	(198,567)	(82,676)

Financing Activities:
Proceeds from issuance of long-term debt	-	215,000	-
Payment of long-term debt	(11,090)	(91,033)	(979)
Refund of / (payment) for debt issuance cost	10	(8,122)	(90)
Purchase of treasury stock	-	(1,584)	(313)
Proceeds from Employee Stock Purchase Plan	256	136	83
Excess tax benefits from stock-based compensation	1,882	-	-
Proceeds from stock options exercised	6,185	5,880	3,768
Net cash (used in) provided by financing activities	(2,757)	120,277	2,469

Net (decrease) increase in cash and cash equivalents	(8,266)	27,293	(22,410)
Cash and cash equivalents- beginning of year	42,434	15,141	37,551
Cash and cash equivalents- end of year	$34,168	$42,434	$15,141

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$42,660	$12,083	$12,130
Cash paid for interest	$4,892	$5,700	$1,789
Capital expenditures incurred but not yet paid	$1,520	$2,702	$1,893
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “our,” or similar terms) operate a chain of women's apparel specialty stores. The stores operate principally under the names "dressbarn" and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” The Company’s dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range. The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) in the United States and offer moderately priced, up-to-date fashions designed to appeal to maurices’ target customers, the 17 to 34 year-old female as well as the causal apparel needs of the 17 to 34 year-old male. During the fourth quarter of Fiscal 2005, we concluded that we should disclose reportable segments to reflect the impact of our acquisition of Maurices Incorporated.

Basis of financial statement presentation
The accounting and reporting policies of the Company conform to the generally accepted accounting principles in the United States of America (US GAAP). All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the Company’s Fiscal 2006 presentation. The Company revised the financial statements for 2005 and 2004 for amounts that were previously reported as a component of inflows and outflows of sales and purchases of marketable securities and investments that should not have been reported in the statements of cash flows. The Company's cash flow statements for fiscal years ended July 30, 2005 and July 31, 2004 have been revised to reflect a decrease in sales and purchases of marketable securities and investments of $41.7 million and $7.5 million, respectively. These revisions had no effect on net income, net cash flows used in investing activities or the amount of cash and cash equivalents reported.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company reports on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal years 2006 and 2005 consisted of 52 weeks. Fiscal year ended July 31, 2004 consisted of 53 weeks.

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

Revenue recognition
Revenues from retail sales, net of estimated returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. Sales from purchases made with gift certificates and layaway sales are also recorded when the customer takes possession of the merchandise. The Company’s gift certificates and merchandise credits do not have expiration dates, and the Company’s current policy is that it does not reduce its liability for unredeemed gift certificates or merchandise credits that will eventually be remitted to the states under their escheat laws until such time amounts are remitted to the state. The maurices segment of the Company charges its customers a small fee to offset shipping costs to move product from store to store for special order transactions. Amounts related to shipping and handling billed to customers as part of a sales transaction are classified as revenue. The Company records a reserve for estimated product returns when sales are recorded based on historical return trends and adjusted for known events, as applicable. The changes in the sales return reserve are summarized below:

(amounts in thousands)	Fiscal Year Ended
	July 29, 2006	July 30, 2005	July 31, 2004
Balance at beginning of period	$1,351	$743	$-
Additions - charge to income	6,687	7,842	11,190
Adjustments and/or deductions	6,488	7,234	10,447
Balance at end of period	$1,550	$1,351	$743

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses
Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

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

Cash and cash equivalents
The Company considers its highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. The Company also considers receivables related to credit card purchases to be equivalent to cash. The majority of the Company’s money market funds at July 29, 2006 were maintained with one financial institution. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions. However, it has significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Restricted cash

At July 29, 2006, restricted cash consisted of $100 thousand held in escrow as required as part of a pending lawsuit.

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

Impairment of long-lived assets
The Company primarily invests in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset has limited future value. Based on the review of certain under performing stores, the Company recorded impairment charges and store closings that are included in selling, general, and administrative expenses of $3.8 million in Fiscal 2006 (dressbarn $2.7 million, maurices $1.1 million), $6.1 million in Fiscal 2005 (dressbarn $5.3 million, maurices $0.8 million) and $4.9 million in Fiscal 2004. These impairment losses reflect the amount of book value over fair market value of store related assets in certain locations where market conditions limit the Company’s ability to recover its investments.

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

Insurance reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities associated with workers’ compensation and employee healthcare benefit claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 29, 2006 and July 30, 2005 these reserves were $7.8 million and $8.3 million, respectively.

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

Goodwill and other intangible assets
Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives but, rather, it is required to evaluate goodwill and other intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices’ products, a change in the competitive environment or other industry and economic factors. During the fourth quarter, on or about June 30th, the Company did perform an assessment for impairment of our goodwill and our intangible assets with indefinite lives. Based on the estimated fair market values (calculated using discounted cash flows, comparable transactions, and comparable public companies) of the goodwill and our intangible assets with indefinite lives, we determined that no impairment exists.

Store preopening costs

Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Marketing and advertising costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place. Marketing and advertising expenses were $17.3 million for Fiscal 2006, $15.5 million for Fiscal 2005, and $12.3 million for Fiscal 2004.

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

For construction allowances, the Company records a deferred rent liability in “Other accrued expenses” and “Deferred rent and other” on the consolidated balance sheets and amortizes the deferred rent over the term of the respective lease as reductions to “Cost of sales including occupancy and buying costs” on the consolidated statements of earnings.

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

Use of estimates
The preparation of the financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant items subject to such estimates and assumptions include fair value of our equity securities, carrying amount of property and equipment, goodwill, other intangible assets, obligations related to employee benefits, inventory valuation, insurance reserves, and accounting for income taxes. Actual results could differ from those estimates.

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

Share-based compensation
Effective July 31, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107, Valuation of share-based payment arrangements for public companies, (SAB 107). Prior to July 31, 2005, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the fiscal year ended July 29, 2006 (“Fiscal 2006”) includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted subsequent to July 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

During the fifty-two weeks ended July 29, 2006, the Company recognized approximately $4.4 million in share-based compensation expense related to stock options and approximately $0.6 million in share-based compensation expense related to restricted stock. No compensation cost was recognized prior to July 31, 2005, other than amortization of restricted stock grants. Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	July 30,	July 31,
(Amounts in thousands, except per share data)	2005	2004

Net earnings as reported	$52,560	$30,932
Add: share-based employee compensation expense included in reported net income, net of taxes	244	46
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards net of related tax effects	(1,681)	(2,060)

Pro forma net earnings	$51,123	$28,918

Earnings per share
Basic - as reported	$0.88	$0.53
Basic - pro forma	$0.86	$0.49

Diluted - as reported	$0.86	$0.51
Diluted - pro forma	$0.84	$0.48

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 29,	July 30,	July 31,
	2006	2005	2004

Weighted average risk-free interest rate	4.2%	3.6%	3.3%
Weighted average expected life (years)	4.9	5.0	5.0
Expected volatility of the market price of the Company’s common stock	42.2%	45.1%	39.1%
Expected dividend yield	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results showed that there were four distinct populations of optionees, the Executives & Officers Group, the Outside Directors group, the Store Managers group and the All Others Group. The expected term for the Store Managers group was computed per the guidance in SAB 107 (“simplified method”) due to a lack of historical data. Thus, the Company will use different expected term assumptions for these four groups in estimating fair value, as this approach is more precise and yielded a more accurate estimate of fair value than using one term assumption for all groups. The risk-free rate is based on the yield of a US Treasury strip rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Financial instruments

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of “triple A” or “double A” rated instruments.

Fair Value of Financial Instruments – At July 29, 2006 and July 30, 2005, the Company believes that the carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

Treasury (reacquired) shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock.

Recent accounting pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and was effective as of our 2006 fiscal year end. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance was effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which mandates that rental costs associated with ground or building operating leases incurred during construction shall be recognized as rental expense. The guidance is effective as of the first reporting period beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows or any impact on the Company's results of operations or financial condition.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008). We have not completed our evaluation of the impact that this standard will have on our consolidated financial statements.

2. Marketable Securities and Investments
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

The amortized cost and estimated fair value based on published closing prices of securities at July 29, 2006 and July 30, 2005, are shown below.

	July 29, 2006		July 30, 2005
(Amounts in thousands)	Estimated	Amortized	Estimated	Amortized
	Fair Value	Cost	Fair Value	Cost
Money market funds	$-	$-	$85	$85
Municipal bonds	29,465	29,457	-	-
Tax-exempt auction rate securities	89,280	89,280	-	-
Total	$118,745	$118,737	$85	$85

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

The cost and estimated fair value of our available-for-sale marketable securities and investments by stated maturities at July 29, 2006 is as follows:

(Amounts in thousands)	Estimated
Due In	Fair Value	Cost
One year or less	$29,465	$29,457
One year through five years	-	-
Over five years	89,280	89,280
Total	$118,745	$118,737

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date has not experienced any impairment in its investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

Proceeds from the sale of the above investment were $1.9 million, $114.6 million and $62.9 million in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Gross realized losses from the sale of the above investments were $3,000 and $579,000 in Fiscal 2006 and Fiscal 2005, respectively. In Fiscal 2004, gross realized gains from the sale of the above investments were $15,000. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification. The realized losses and gains from the sale of marketable securities are reflected in interest income on our consolidated statements of earnings.

3. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated. The total purchase price was $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 million in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). The Company’s consolidated financial statements include maurices’ results of operations from January 2, 2005. The Company accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $132.6 million, was allocated to goodwill.

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

Other intangible assets were comprised of the following as of July 29, 2006:

(Amounts in thousands)

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Amount	Expected Life
Customer Relationship	$2,200	$497	$1,703	7 years
Proprietary Technology	3,653	1,157	2,496	5 years
Trade Name	106,000	-	106,000	Indefinite
Total intangible assets	$111,853	$1,654	$110,199

The estimated annual amortization expense over the next five years is $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

The following unaudited pro forma information assumes the Maurices Incorporated acquisition had occurred on July 27, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on July 27, 2003, nor is it indicative of the Company’s future results.

(Amounts in millions except per share data)	Fiscal Year Ended
	July 30, 2005	July 31, 2004

Pro forma net sales	$1,167.4	$1,117.2
Pro forma net income	45.1	33.9
Pro forma earnings per share:
Basic	$0.76	$0.58
Diluted	$0.74	$0.57

4. Litigation

In 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages against the Company.  The court then entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest.  In addition to the original litigation charge of $32 million recorded in Fiscal 2003, the Company accrued interest and other amounts of approximately $3.3 million in the consolidated statement of earnings in Fiscal 2004.  In July 2005, the Supreme Court of Connecticut's decision to reverse the judgment against the Company became final. Upon the Supreme Court of Connecticut's decision reversing the judgment described above, approximately $35.3 million of previously recognized litigation charges were reversed in the consolidated statement of earnings in Fiscal 2005 and amounts held in the escrow account established in connection with the Company's appeal were released.

We are subject to ordinary routine litigation incidental to the business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

5. Long Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005, except that from March 15, 2005 to May 2, 2005, the notes bore interest at the rate of 2.75% per year. Beginning with the period commencing on December 22, 2011 and ending June 14, 2012, and for each of the six-month periods thereafter commencing on June 15, 2012, the Company is required to pay contingent interest during the applicable interest period if the average trading price of the notes on the five trading days ending on the third day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note within any applicable interest period will equal an annual rate of 0.25% of the average trading price of a note during the measuring period. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of the Company’s common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain Company transactions. As of July 31, 2006 and continuing through October 27, 2006, the holders of the Convertible Senior Notes may convert their notes as described above because the Company’s stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period ending on July 29, 2006. Upon conversion, the Company would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of the Company’s common stock above $10.51 per share would be payable in common shares. Upon certain corporate transactions, the Company may issue additional shares based on the date the corporate transaction becomes effective and the price of the Company’s common stock. If the market price of the common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On July 29, 2006, the market value of the Convertible Senior Notes was $242.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

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

The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization, a limit on the ratio of earnings before interest, income taxes, depreciation, and amortization to fixed charges, a minimum net worth requirement and a limit on capital expenditures. The Credit Agreement contains events of default customary for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Pursuant to a related Collateral Agreement, we pledged certain of our securities to the collateral agent as security for the full payment and performance of our obligations under the Credit Agreement and granted the collateral agent a security interest in substantially all of the Company’s property as security for the full payment and performance of our obligations under the Credit Agreement. None of our subsidiaries has guaranteed the Credit Agreement. As of July 29, 2006, $37 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $63 million of outstanding letters of credit at July 29, 2006.

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

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, the Company incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying Consolidated Balance Sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan and the termination of the Senior Credit Facility. At July 29, 2006, there were $3.7 million of unamortized costs.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC (“Dunnigan”), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, the Company paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on the Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Long-term debt consists of the following:

(Amounts in thousands)	July 29, 2006	July 30, 2005

Dunnigan Mortgage	$30,899	$31,989
Convertible Senior Notes	115,000	115,000
Credit Agreement	-	-
Senior Credit Facility	-	10,000
	145,899	156,989

Less: current portion	(1,148)	(1,089)
Total	$144,751	$155,900

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond is as follows: $1.1 million, $1.2 million, $1.3 million, $1.4 million, $1.4 million and $139.5 million, respectively.

Interest expense relating to the above debt was approximately $4.6 million for the fiscal year ended July 29, 2006, $6.3 million for the fiscal year ended July 30, 2005 and $2.0 million for the fiscal year ended July 31, 2004. Fees related to the Credit Agreement and the Senior Credit Facility totaled $0.4 million for the fiscal year ended July 29, 2006 and $0.5 million for the fiscal year ended July 30, 2005.

6. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At July 29, 2006, we had $48.3 million of repurchase availability remaining. During Fiscal 2005, 200,000 shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at the Company’s discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

7. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share assumes the exercise of all stock options using the treasury stock method and the conversion of the Senior Convertible Notes (see Note 5), to the extent dilutive. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive. All prior period common stock share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006.

A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

(Amounts in thousands)	July 29,	July 30,	July 31,
	2006	2005	2004

Weighted average number of common shares outstanding - basic	61,216	59,570	58,826

Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury
stock method using the average market price	7,512	1,588	1,414

Weighted average number of common shares outstanding - diluted	68,728	61,158	60,240

The Convertible Senior Notes were dilutive at July 29, 2006 as the average price of the Company’s stock was more than the conversion price of the Convertible Senior Notes, in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 4,946,000 shares for Fiscal 2006. The Convertible Senior Notes did not have a dilutive effect on earnings per share for Fiscal 2005.

There were no common stock equivalents that were anti-dilutive for Fiscal 2006. Common stock equivalents of 52,200 and 4,000 for the fiscal years ended July 30, 2005 and July 31, 2004, respectively, were excluded because such common stock equivalents were anti-dilutive.

8. Employee Benefit Plans

The Company sponsors a defined contribution retirement savings plan (401(k)) covering all eligible employees. The Company also sponsors an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During Fiscal 2006, 2005 and 2004 the Company incurred expenses of $2,828,000, $2,171,000, and $1,815,000, respectively, relating to the contributions to and administration of the above plans. These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1. The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of Company stock during each quarterly offering period at a 10% discount through weekly payroll deductions. The Company does not provide any additional postretirement benefits.

9. Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 29,	July 30,	July 31,
	2006	2005	2004
Federal:
Current	$46,453	$4,901	$10,268
Deferred	(4,480)	22,283	1,603
	41,973	27,184	11,871
State:
Current	11,052	1,512	1,782
Deferred	(1,225)	4,504	888
	9,827	6,016	2,670
Provision for income taxes	$51,800	$33,200	$14,541

Significant components of the Company's deferred tax assets and liabilities were as follows:

(Amounts in thousands)	July 29,	July 30,
	2006	2005
Deferred tax assets:
Inventory capitalization and inventory-related items	$3,326	$1,764
Capital loss carryover	590	-
Employee benefits	7,941	3,446
Share based compensation	4,360	1,255
Workers’ compensation	1,753	909
Straight-line rent	9,576	9,082
Total deferred tax assets	27,546	16,456
Deferred tax liabilities:
Depreciation	14,329	20,254
Intangibles	9,749	3,703
Interest on Convertible Senior Notes	4,163	1,563
Other items	2,923	1,781
Total deferred tax liabilities	31,164	27,301
Valuation allowance	-	-
Net deferred tax liabilities	$3,618	$10,845

The Fiscal 2006 total net deferred tax liability is presented on the balance sheet as a current asset of $6.5 million and as a long-term liability of $10.1 million. The Fiscal 2005 total net deferred tax liability is presented on the balance sheet as a current liability of $3.6 million and a long-term liability of $7.2 million. The components of deferred tax assets and deferred tax liabilities were as follows:

(Amounts in thousands)	July 29, 2006	July 30, 2005

Total current deferred tax assets	$8,406	$271
Total non-current deferred tax assets	19,140	16,185
Total deferred tax assets	$27,546	$16,456

Total current deferred tax liabilities	1,947	3,883
Total non-current deferred tax liabilities	29,217	23,418
Total deferred tax liabilities	$31,164	$27,301

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

	Fiscal Year Ended
	July 29,	July 30,	July 31,
	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
State taxes - net of federal benefit	4.5%	4.6%	3.8%
Provision adjustment- resolution of tax audits	-	-	(4.5%)
Other - net	0.1%	(0.9%)	(2.3%)
Effective tax rate	39.6%	38.7%	32.0%

10. Commitments and Contingencies

Lease commitments

The Company leases all of its stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy a portion of the Suffern facility that are not affiliated with the Company. The rental income from the other tenants is shown as “other income” on the Company’s Consolidated Statements of Earnings.

A summary of occupancy costs follows:

	Fiscal Year Ended
	July 29,	July 30,	July 31,
(Amounts in thousands)	2006	2005	2004

Base rentals	$119,298	$109,632	$91,655
Percentage rentals	3,262	2,690	2,761
Other occupancy costs	40,298	32,547	30,056
	162,858	144,869	124,472
Less: Rental income from third parties	(1,526)	(1,526)	(1,526)
Total	$161,332	$143,343	$122,946

The following is a schedule of future minimum rentals under noncancellable operating leases as of July 29, 2006,
(amounts in thousands):

Fiscal Year	Total
2007	$124,296
2008	120,072
2009	115,369
2010	110,491
2011	107,286
Subsequent years	460,851
Total future minimum rentals	$1,038,365

Although the Company has the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 29, 2006, included in the above schedule, are approximately $312,000 annually and in the aggregate $1.4 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for Fiscal years 2006, 2005 and 2004 under these leases amounted to approximately $364,000, $335,000 and $308,000, respectively.

Contractual obligations and commercial commitments

The estimated significant contractual cash obligations and other commercial commitments at July 29, 2006 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
		Fiscal	Fiscal 2008-	Fiscal 2010-	Fiscal 2012
Contractual Obligations	Totals	2007	2009	2011	And Beyond

Operating lease obligations	$1,038,365	$124,296	$235,441	$217,777	$460,851
Mortgage principal	30,899	1,148	2,488	2,768	24,495
Mortgage interest	16,148	1,619	3,047	2,767	8,715
Convertible Senior Notes	115,000	-	-	-	115,000
Convertible Senior Notes interest	53,188	2,875	5,750	5,750	38,813
Total	$1,253,600	$129,938	$246,726	$229,062	$647,874

	Amount of Commitment Expiration Period (Amounts in thousands)
		Fiscal	Fiscal 2008-	Fiscal 2010-	Fiscal 2012
Other Commercial Commitments	Totals	2007	2009	2011	And Beyond

Trade letters of credit	$56,790	$56,790	$-	$-	$-
Standby letters of credit	6,447	6,447	-	-	-
Firm purchase orders	1,282	1,282	-	-	-
Total	$64,519	$64,519	$-	$-	$-

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

11. Stock-Based Compensation Plans

The Company's 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 6 million shares available for issuance (for a total of 12 million) under the 2001 Stock Incentive Plan. As of July 29, 2006, there were approximately 7.0 million shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised. Refer to the consolidated statements of shareholders’ equity and comprehensive income for new shares of common stock issued in Fiscal 2006, Fiscal 2005 and Fiscal 2004.

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of July 29, 2006, there was $14.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years. The total intrinsic value of options exercised during the fifty-two weeks ended July 29, 2006 was approximately $15.6 million. The total fair value of options that vested during the fifty-two weeks ended July 29, 2006 was approximately $3.0 million.

The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

	July 29, 2006		July 30, 2005		July 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding - beginning of year	5,170,902	$5.99	5,347,958	$5.23	5,900,990	$4.90
Granted	2,620,266	12.24	1,064,764	8.48	539,250	6.91
Cancelled	(269,872)	6.39	(35,800)	4.85	(163,720)	5.46
Exercised	(1,265,434)	4.89	(1,206,020)	4.71	(928,562)	4.06

Outstanding end of year	6,255,862	$8.81	5,170,902	$5.99	5,347,958	$5.23

Options exercisable at year-end	1,743,646	$5.45	2,044,158	$4.49	1,721,294	$4.39
Weighted-average fair value of options granted during the year		$5.07		$3.87		$2.75

The aggregate intrinsic value of options outstanding at July 29, 2006 was $23.4 million. The aggregate intrinsic value of options that are exercisable at July 29, 2006 was $4.2 million.

The following table summarizes information about stock options outstanding at July 29, 2006:

Range of Exercise Prices	Number Outstanding as of July 29, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of July 29, 2006	Weighted Average Exercise Price

$2.17 - $2.84	23,100	1.1 years	$2.49	23,100	$2.49
3.52 - 5.19	1,030,470	3.7 years	4.12	853,270	3.96
5.63 - 8.19	2,340,626	6.9 years	7.05	856,676	6.97
8.91 - 12.93	2,719,400	9.2 years	11.60	10,600	9.71
17.09 - 21.04	142,266	9.5 years	19.42	-	-

$2.17 - $21.04	6,255,862	7.4 years	$8.81	1,743,646	$5.45

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally five years. As of July 29, 2006, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in shareholders’ equity at July 30, 2005. As part of the adoption of SFAS No. 123R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 31, 2005 was included as a component of additional paid-in capital. The total fair value of the restricted stock awards recognized as compensation expense during the fifty-two weeks ended July 29, 2006 was $641,000. Compensation expense recognized for restricted stock awards during the fifty-two weeks ended July 30, 2005 was $398,000. The Company recognized $67,000 of compensation expense in Fiscal 2004.

Following is a summary of the changes in the shares of restricted stock outstanding during the fifty-two weeks ended July 29, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 30, 2005	178,400	$8.69
Granted	24,000	15.08
Vested	(46,960)	8.87
Forfeited	-	-
Restricted stock awards at July 29, 2006	155,440	$9.62

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the fifty-two weeks ended July 29, 2006, we sold approximately 15,000 shares to employees at an average discount of $1.93 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $29,000 for the fifty-two weeks ended July 29, 2006.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the fifty-two weeks ended July 29, 2006, excess tax benefits realized from the exercise of stock options was $1.9 million.

12. Segments

Our reportable segments are the dressbarn brands, which are used in 575 Combo stores (a combination of dressbarn and dressbarn woman stores), 173 dressbarn stores, 45 dressbarn woman stores in 45 states as of July 29, 2006 and the maurices brand, which is used in 546 stores in 40 states as of July 29, 2006. The Company completed the acquisition of Maurices Incorporated in January 2005.

The Company’s dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female as well as the causal apparel needs of the 17 to 34 year-old-male. Our maurices stores are concentrated in small markets in the United States, while our dressbarn and dressbarn woman stores tend to be in larger population markets. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes.

Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

(Amounts in millions)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net sales
dressbarn and dressbarn woman brands	$876.2	$788.2	$754.9
maurices brand	424.1	212.1	-
Consolidated net sales	$1,300.3	$1,000.3	$754.9

Operating income
dressbarn and dressbarn woman brands	81.0	$76.9	$43.7
maurices brand	50.9	15.8	-
Consolidated operating income	131.9	92.7	43.7
Interest income	2.7	1.8	2.2
Interest expense	(5.3)	(10.2)	(1.9)
Other income	1.5	1.5	1.5
Earnings before provision for income taxes	$130.8	$85.8	$45.5

Depreciation and amortization
dressbarn and dressbarn woman brands	$25.9	$25.1	$23.2
maurices brand	15.8	9.4	-
Consolidated depreciation and amortization	$41.7	$34.5	$23.2

Capital expenditures
dressbarn and dressbarn woman brands	$31.7	$25.2	$33.9
maurices brand	16.6	6.2	-
Consolidated capital expenditures	$48.3	$31.4	$33.9

(Amounts in millions)	July 29, 2006	July 30, 2005
Identifiable assets
dressbarn and dressbarn woman brands	$707.9	$587.4
maurices brand	139.0	128.8
Total identifiable assets	$846.9	$716.2

Merchandise inventories
dressbarn and dressbarn woman brands	$113.9	$117.1
maurices brand	56.6	50.5
Total merchandise inventories	$170.5	$167.6

13. Quarterly Results of Operations (UNAUDITED)

(Amounts in thousands, except per share data)
Fiscal Year Ended July 29, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$343,305	$327,176	$310,907	$318,889
Gross profit,
including occupancy and buying costs	143,396	133,412	117,723	132,115
Income taxes	14,111	13,968	8,196	15,525
Net earnings	24,443	20,031	14,112	20,368

Earnings per share (1)
Basic	$0.40	$0.33	$0.23	$0.34
Diluted	$0.35	$0.29	$0.21	$0.32

Fiscal Year Ended July 30, 2005 (2)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$307,052	$295,958	$200,138	$197,116
Gross profit,
including occupancy and buying costs	119,330	111,972	74,602	72,704
Income taxes	21,952	6,197	942	4,109
Net earnings	33,581	10,193	1,637	7,149

Earnings per share (1)
Basic	$0.56	$0.17	$0.03	$0.12
Diluted	$0.54	$0.17	$0.03	$0.12

(1)	Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share. All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, effective April 3, 2006.

(2)	Includes the impact of the acquisition of Maurices Incorporated that was effective January 2005.