Form 10-K/A
period 2006-07-29
DRESS BARN INC
filed 2006-11-27
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 29, 2006 are incorporated into Parts I and III of the Form 10-K.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A to amend in its entirety Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2006, filed with the Securities and Exchange Commission on October 12, 2006 and to file a new exhibit pursuant to Item 15(b), “List of Exhibits” thereof. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A contains all of the disclosure required by Item 9A, including information previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 29, 2006, filed with the Securities and Exchange Commission on October 12, 2006. This Annual Report on Form 10-K/A does not amend any other Item of our Annual Report on Form 10-K for the fiscal year ended July 29, 2006, filed with the Securities and Exchange Commission on October 12, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 29, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act , and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the fiscal year ended July 29, 2006, and our report dated October 11, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of July 31, 2005.

/S/ Deloitte & Touche LLP

New York, New York
October 11, 2006

ITEM 15. (b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report or are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

Exhibit		Incorporated By
Number	Description	Reference From

3.1	1983 Amended and Restated Certificate of Incorporation	(1)

3.2	Amendments to Amended and Restated Certificate of Incorporation	(2)

3.3	Amendment to Certificate of Incorporation, filed with the Connecticut	(3)
	Secretary of State on December 19, 2005

3.4	Amended and Restated By-Laws (as amended through October 12, 2000)	(4)

4	Specimen Common Stock Certificate	(1)

10.1	Purchase and Sale Agreement, dated January 28, 2003,	(5)
	Between Rockland Warehouse Center Corporation, as seller,
	and Dunnigan Realty, LLC, as buyer with respect to
	30 Dunnigan Drive, Suffern, NY

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance	(6)
	Company to Dunnigan Realty, secured by mortgage on 30
	Dunnigan Drive, Suffern, NY

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe
	or members of his family or related trusts:
	10.6.1 Danbury, CT store	(1)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord,
	and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office
	and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated	(10) *
	effective September 29, 2005

10.8	Employment Agreement with Elliot S. Jaffe
	dated May 2, 2002	(11) *

10.9	Amendment dated July 10, 2006 to Employment Agreement dated	(12) *
	May 2, 2002 with Elliot S. Jaffe

10.10	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.11	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13) *

10.12	Employment Agreement dated July 26, 2005 with Gene Wexler	(14) *

Exhibit		Incorporated By
Number	Description	Reference From

10.13	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe
	dated August 29, 2006	(15) *

10.14	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail
	Consulting Ltd.	(16) *

10.15	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.16	Credit Agreement dated as of December 21, 2005	(18)

10.17	Purchase Agreement dated November 16, 2004
	Among The Dress Barn, Inc., Maurices Incorporated and
	American Retail Group, Inc.	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant	(20)

23	Consent of Independent Registered Public Accounting Firm	(20)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of President and Chief Executive Officer	(20)

31.2	Section 302 Certification of Chief Financial Officer	(20)

32.1	Section 906 Certification of President and Chief Executive Officer	(20)

32.2	Section 906 Certification of Chief Financial Officer	(20)

References as follows:

(1)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.

(2)	The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

(3)	The Company’s Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 333-136061).

(4)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992.

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.

(10)	The Company's Proxy Statement dated October 31, 2005, filed October 31, 2005.

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.

(12)	The Company’s Report on Form 8-K filed July 13, 2006.

(13)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

(15)	The Company’s Report on Form 8-K filed August 30, 2006.

(16)	The Company’s Report on Form 8-K filed July 19, 2006.

(17)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 02, 2005.

(18)	The Company’s Report on Form 8-K filed December 23, 2005.

(19)	The Company’s Report on Form 8-K filed November 17, 2004.

(20)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006

* Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) EXHIBITS

All exhibits filed or incorporated by reference as shown in Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 2006.

The Dress Barn, Inc.

By:	/s/ DAVID R. JAFFE
David R. Jaffe President and Chief Executive Officer