Form 10-Q
period 2006-10-28
DRESS BARN INC
filed 2006-12-07
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒      Accelerated filer☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Registrant had 62,124,411 shares of common stock outstanding as of December 6, 2006.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 28, 2006
TABLE OF CONTENTS

Page Number
Part I. FINANCIAL INFORMATION:

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at October 28, 2006 and July 29, 2006	3

Condensed Consolidated Statements of Earnings for the thirteen weeks ended October 28, 2006
and October 29, 2005	4

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended October 28, 2006
and October 29, 2005	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	21

SIGNATURES	21

Part I. FINANCIAL INFORMATION

Item 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data

	October 28, 2006	July 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$43,706	$34,168
Restricted cash	100	100
Marketable securities and investments	133,828	118,745
Merchandise inventories	173,608	170,487
Deferred income tax asset	6,459	6,459
Prepaid expenses and other	17,872	19,404
Total Current Assets	375,573	349,363

Property and Equipment	465,192	452,816
Less accumulated depreciation and amortization	224,699	214,751
Property and equipment, net	240,493	238,065

Intangible Assets, net	109,937	110,199
Goodwill	130,656	132,566
Other Assets	17,950	16,667
TOTAL ASSETS	$874,609	$846,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$101,906	$121,198
Accrued salaries, wages and related expenses	41,591	38,917
Other accrued expenses	43,763	38,557
Customer credits	16,450	16,260
Income taxes payable	18,218	11,453
Current portion of long-term debt	1,164	1,148
Total Current Liabilities	223,092	227,533
Long-term debt	144,454	144,751
Deferred rent and other	56,253	55,352
Deferred tax liability	11,493	10,077
Total Liabilities	435,292	437,713

Commitments and Contingencies

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized- 75,000,000 shares
Issued and outstanding at October 28, 2006 was 61,834,685 shares and issued and outstanding at July 29, 2006 was 61,715,588 shares	3,092	3,086
Additional paid-in capital	90,407	87,673
Retained earnings	345,798	318,380
Accumulated other comprehensive income	20	8
Total Shareholders’ Equity	439,317	409,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$874,609	$846,860

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Net sales	$358,438	$318,889
Cost of sales, including occupancy and buying costs	209,516	186,774
Gross profit	148,922	132,115

Selling, general and administrative expenses	93,728	84,740
Depreciation and amortization	10,837	10,305
Operating income	44,357	37,070

Interest income	1,380	150
Interest expense	(1,231)	(1,708)
Other income	372	381
Earnings before income taxes	44,878	35,893

Income taxes	17,460	15,525
Net earnings	$27,418	$20,368

Earnings per share:
Basic	$0.45	$0.34
Diluted	$0.40	$0.32

Weighted average shares outstanding:
Basic	61,609	60,540
Diluted	69,352	63,410

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Operating Activities:
Net earnings	$27,418	$20,368

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	10,846	10,305
Provision for impairment and asset disposals	403	505
Deferred income taxes	1,416	(1,331)
Deferred rent and other occupancy	(1,606)	(1,009)
Share-based compensation	1,271	907
Tax benefit related to share-based compensation	667	1,659
Excess tax benefits from share-based compensation	(568)	(1,647)
Amortization of debt issuance costs	98	483
Cash surrender value of life insurance	(242)	(30)
Other	6	—

Changes in assets and liabilities:
(Increase) / decrease in merchandise inventories	(3,121)	1,143
Decrease in prepaid expenses and other	3,527	267
Decrease in other assets	243	325
Decrease in accounts payable - trade	(19,292)	(7,682)
Increase in accrued salaries, wages and related expenses	2,674	2,816
Increase in other accrued expenses	3,905	1,121
Increase in customer credits	190	955
Increase in income taxes payable	6,765	12,714
Increase in other long-term liabilities	2,507	2,187
Total adjustments	9,689	23,688

Net cash provided by operating activities	37,107	44,056

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005

Investing Activities:
Cash paid for property and equipment	(12,105)	(7,048)
Purchases of long-term investments	(1,400)	(86)
Sales and maturities of marketable securities and investments	63,534	11,187
Purchases of marketable securities and investments	(78,687)	(34,219)
Net cash used in investing activities	(28,658)	(30,166)

Financing Activities:
Repayments of long-term debt	(281)	(10,267)
Refund of deferred financing costs	—	10
Proceeds from employee stock purchase plan purchases	74	59
Excess tax benefits from share-based compensation	568	1,647
Proceeds from stock options exercised	728	1,202
Net cash provided by / (used in) financing activities	1,089	(7,349)

Net increase in cash and cash equivalents	9,538	6,541
Cash and cash equivalents - beginning of period	34,168	42,434
Cash and cash equivalents - end of period	$43,706	$48,975

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,763	$2,732
Cash paid for interest	$410	$763
Accrual for capital expenditures	$1,301	$2,147

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly owned subsidiaries (collectively the “Company”, “we”, “our” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006 (the “Company’s 10-K” or “our 10-K”). The interim periods presented in this report are the thirteen weeks ended October 28, 2006 (the “first quarter”) and the thirteen weeks ended October 29, 2005 (the “prior period”). The results of operations for these interim periods are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The July 29, 2006 condensed consolidated balance sheet amounts have been derived from audited financial statements in the Company’s 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006.

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consists of compensation and travel for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. The sales return reserve was $1.8 million as of October 28, 2006, and $1.6 million as of October 29, 2005, and is based on projected merchandise returns determined through the use of historical average return percentages.

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

Equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company’s share of net income or losses of equity investments is included in the unaudited Consolidated Statements of Earnings and was not material in any period presented.

The Company's cash flow statement for the prior period has been revised to reflect a decrease in the deferred rent and occupancy adjustment to net income and an increase to the change in other long term liabilities of $2.2 million. These offsetting amounts had no impact on the previously reported cash flows provided by operating activities.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Share-Based Compensation

The Company's 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock, with a total of 12 million shares available for grant. As of October 28, 2006 there were approximately 7.0 million shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. During the first quarter, the Company recognized a total of approximately $1.3 million in share-based compensation expense. As of October 28, 2006, there was $12.8 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. The total intrinsic value of options exercised during the first quarter was approximately $1.7 million.

Following is a summary of the changes in stock options outstanding during the first quarter:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 29, 2006	6,255,862	$8.81	7.4
Granted	—	—
Forfeited or expired	(54,700)	10.96
Exercised	(118,714)	6.13
Options outstanding at October 28, 2006	6,082,448	$8.84	7.2	$76,864.8
Vested and exercisable at October 28, 2006	2,433,117	$6.67	5.6	$36,030.5

The 2001 Stock Incentive Plan also allows for the issuance of restricted shares. Prior to January 2005, restricted shares did not count against the 2001 Stock Incentive Plan. Shares of restricted stock that are granted are counted against the shares available for future grant limit as three shares for every one restricted share granted. In general, if options are canceled for any reason, or expire or terminate unexpired, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of October 28, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the first quarter was $0.1 million.

Following is a summary of the changes in the shares of restricted stock outstanding during the first quarter:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 29, 2006	155,440	$9.62
Granted	—	—
Vested	(8,200)	$10.02
Forfeited	(3,200)	$18.10
Restricted stock awards at October 28, 2006	144,040	$9.41

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the first quarter we sold approximately 3,600 shares to employees at an average discount of $2.18 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $7,800 for the first quarter.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the first quarter, excess tax benefits realized from the exercise of stock options was approximately $0.6 million.

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Weighted average risk-free interest rate	(1)	4.2%
Weighted average expected life (years)	(1)	4.7
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	(1)	42.2%
Expected dividend yield	(1)	0%

(1)	The Company did not grant any options during the first quarter.

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

The amortized cost and estimated fair value based on published closing prices of securities at October 28, 2006 and July 29, 2006, are shown below.

	October 28, 2006		July 29, 2006
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Municipal bonds	$27,423	$27,403	$29,465	$29,457
Tax-exempt auction rate securities	106,405	106,405	89,280	89,280
Total	$133,828	$133,808	$118,745	$118,737

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

4. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At October 28, 2006, the Company had $48.3 million of repurchase availability remaining. During the thirteen weeks ended October 28, 2006 and October 29, 2005, no shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

5. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method and conversion obligation of the Convertible Senior Notes (refer to Note 7), to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

	Thirteen Weeks Ended
(Amounts in thousands)	October 28, 2006	October 29, 2005
Weighted average number of common shares outstanding - basic	61,609	60,540

Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	7,743	2,870
Weighted average number of common shares outstanding - diluted	69,352	63,410

The Convertible Senior Notes were dilutive to earnings per share at October 28, 2006 since the average price of the Company’s stock for the first quarter was more than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5.4 million shares in the first quarter and approximately 1.5 million shares for the prior period. There were 68,200 common stock equivalents that were anti-dilutive for the first quarter and none for the prior period.

6. Goodwill and Other Intangible Assets

In January 2005, we acquired Maurices Incorporated, and the Company accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill. In connection with the acquisition, there was an unsettled purchase price adjustment that would be ultimately determined upon finalization of the seller’s tax returns. This determination of the purchase price was resolved during the first quarter of fiscal 2007, resulting in a $1.9 million reduction of the goodwill that was initially recorded and a corresponding increase to other current assets.

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

7. Long-Term Debt

Long-term debt consists of the following:

(Amounts in thousands)	October 28, 2006	July 29, 2006
Dunnigan Mortgage	$30,618	$30,899
Convertible Senior Notes	115,000	115,000
	145,618	145,899

Less: current portion	(1,164)	(1,148)
Total	$144,454	$144,751

The Dunnigan mortgage loan is in connection with the purchase of the Suffern, New York facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023.

The Company’s 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024. The Company may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of the Company’s common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, the Company would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of the Company’s common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, the Company is required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. As of October 30, 2006 and continuing through January 26, 2007, the holders of the Convertible Senior Notes may convert their notes as described above because the Company’s stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period ending on October 27, 2006. On October 27, 2006, the market value of the Convertible Senior Notes was $251.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company’s credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which the Company may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type. The Credit Agreement is secured by substantially all of our assets; and none of our subsidiaries have guaranteed the Credit Agreement. As of October 28, 2006, $43 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $57 million of outstanding letters of credit at October 28, 2006.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes sales, use, value-added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and a customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes included in revenues if such taxes are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008). We have not completed our evaluation of the impact that this standard will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), Fair Value Measurements, which defined fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our Fiscal 2009), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our Fiscal 2007). We have not completed our evaluation of the potential impact, if any, of the adoption of SAB No. 108 on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand. We believe that the maurices brand is currently a reportable segment, consistent with the way our chief operating decision-makers review the results of operations for each of the two brands. In addition, maurices also distributes goods to its stores through a separate distribution center and has financial reporting systems separate from dressbarn.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended
(Amounts in millions)	October 28, 2006	October 29, 2005
Net sales
dressbarn and dressbarn woman brands	$242.1	$213.6
maurices brand	116.3	105.3
Consolidated net sales	$358.4	$318.9

Operating income
dressbarn and dressbarn woman brands	$28.3	$22.0
maurices brand	16.1	15.0
Consolidated operating income	44.4	37.0
Interest income	1.3	0.2
Interest expense	(1.2)	(1.7)
Other income	0.4	0.4
Earnings before provision for income taxes	$44.9	$35.9

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.6	$6.3
maurices brand	4.2	4.0
Consolidated depreciation and amortization	$10.8	$10.3

Capital expenditures
dressbarn and dressbarn woman brands	$7.0	$4.9
maurices brand	5.1	2.1
Consolidated capital expenditures	$12.1	$7.0

(Amounts in millions)	October 28, 2006	July 29, 2006
Identifiable assets
dressbarn and dressbarn woman brands	$731.9	$707.9
maurices brand	142.7	139.0
Total identifiable assets	$874.6	$846.9

Merchandise inventories
dressbarn and dressbarn woman brands	$114.3	$113.9
maurices brand	59.3	56.6
Total merchandise inventories	$173.6	$170.5

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 29, 2006. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current views with respect to future events and financial performance. The Company’s actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of certain factors set forth in the Company’s Annual Report on Form 10-K for its fiscal year ended July 29, 2006. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

We operate a chain of primarily women’s apparel specialty stores, principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to working women primarily in their mid 30s to mid 50s at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman and to the casual and dressy apparel needs of the 17 to 34 year-old male.

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices allows the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. The Company plans to continue its planned store openings using cash flow from operations. The Company plans to open approximately 70 additional stores and plans to close approximately 20 stores during the remainder of its fiscal year ending July 28, 2007 (“Fiscal 2007”). During the first fiscal quarter of Fiscal 2007 which ended October 28, 2006 (the “first quarter”), we opened 20 dressbarn brand Combo stores and 15 maurices stores, and 2 freestanding dressbarn brand stores were converted into a Combo. There were 2 closings of dressbarn brand locations during the first quarter. The Company’s total store square footage at the end of the first quarter increased 4.2% from the end of the fiscal quarter ended October 29, 2005 (the “prior period”)

Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

We consider comparable store sales to be one of the most important indicators of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, store supplies, and rent. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on the Company's total net sales, cash and working capital. The Company calculates comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005 (1)
Net sales growth	12.4%	61.8%
dressbarn comparable store sales	9.6%	8.1%
maurices comparable store sales	2.2%	10.5%
Total comparable store sales growth	7.1%	8.9%
Gross profit as a percentage of sales	41.5%	41.4%
Square footage growth vs. prior year	4.2%	58.4%
Total store count	1,371	1,303
Diluted earnings per share (2)	$0.40	$0.32
SG&A as a percentage of sales	26.1%	26.6%
Capital expenditures (in millions)	$12.1	$7.0

(1)	Increases in sales and square footage primarily due to the acquisition of maurices in January 2005

(2)	Reflects the 2-for-1 stock split, effective April 3, 2006

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

Results of Operations

The following table sets forth the percentage of net sales, for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

	Thirteen Weeks Ended
	% of Net Sales
	October 28, 2006	October 29, 2005

Net sales	100.0%	100.0%
Cost of sales, including
occupancy & buying	58.5%	58.6%
Gross profit	41.5%	41.4%
Selling, general and
administrative expenses	26.1%	26.6%
Depreciation and amortization	3.0%	3.2%
Operating income	12.4%	11.6%
Interest income	0.4%	0.0%
Interest expense	(0.3%)	0.5%
Other income	0.1%	0.1%
Earnings before income taxes	12.5%	11.3%
Net earnings	7.6%	6.4%

Thirteen Weeks Ended October 28, 2006 Compared to the Thirteen Weeks Ended October 29, 2005

Net sales for the first quarter increased by 12.4% to $358.4 million from $318.9 million for the prior period. The sales increase for the first quarter resulted primarily from the Company’s comparable store sales increase of 7%, (dressbarn increased 10% and maurices increased 2%) and the 4.2% increase in store square footage due to new store openings. The dressbarn comparable store sales increase was driven by an increase in the average price per unit sold of 5.4% as well as an increase in total sales transactions. dressbarn net sales for the first quarter increased 13.3% to $242.1 million versus $213.6 million for the prior period. On a dressbarn brand basis, comparable store sales for the first quarter increased 11% for dressbarn and 7% for dressbarn woman. The categories that helped increase net sales were Sweaters, Knits, and Career Bottoms. maurices sales for the first quarter were $116.3 million as compared with $105.3 million in the prior period. Strong sales trends were noted for Knit Tops, Sweaters, and Denim Bottoms. maurices offset a decline in store traffic with increases in units per transaction and customer conversion rates.

Gross profit, net of buying and occupancy costs, as a percentage of sales, increased 10 basis points to 41.5% for the first quarter from 41.4% in the prior period. For the dressbarn brand, gross profit was 41.1%, as compared to 41.0%, an improvement of 10 basis points. For the dressbarn brand, gross profit before buying and occupancy costs benefited from the leverage of its comparable sales increase on occupancy and buying costs, offset in part by higher markdowns used to aggressively reduce its level of clearance merchandise. For the maurices brand, gross profit for the first quarter was 42.4% of net sales as compared to 42.3% of net sales in the prior period. The increase in gross margin resulted from increased initial margins, partially offset by increased markdowns.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the first quarter decreased 50 basis points to 26.1% as compared to 26.6% in the prior period due to the favorable leverage gained from increased dressbarn comparable store sales. The reduction was mainly due to the leveraging of store operating costs due to the increase in comparable sales during the first quarter. On a divisional basis, dressbarn SG&A expenses for the first quarter decreased 100 basis points to 26.7% of net sales versus 27.7% of net sales in the prior period. The decrease was mainly due to leveraging of payroll related expenses (90 basis points) and other fixed costs as a result of its 10% comparable sales increase. maurices’ SG&A expenses were 25.0% of net sales for the first quarter as compared to 24.2% in the prior period. The increase was primarily due to a significant increase in the Company’s investment in maurices’ marketing, grand opening and advertising to enhance the maurices brand recognition and drive store traffic.

Interest income for the first quarter was $1.4 million as compared to interest income of $0.2 million in the prior period. The increase was due to the increase in funds invested in marketable securities and investments in the first quarter as compared to the prior period. Interest expense for the first quarter decreased to $1.2 million from $1.7 million due to lower debt levels due to the repayment of certain debt incurred to finance the acquisition of Maurices Incorporated.

The majority of other income represents rental income mostly from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York. That square footage is 100% leased through 2012, and the remainder relates to maurices’ sublease revenue.

The effective tax rate decreased to approximately 38.9% for the quarter ended October 28, 2006 from 43.0% for the quarter ended October 29, 2005, primarily due to an increase in tax exempt interest income and the impact of adjusting tax related contingencies in the prior period. The Company anticipates an effective tax rate for the remainder of Fiscal 2007 of approximately 38.7%.

Net earnings for the first quarter increased approximately 34.6% to $27.4 million, or $0.40 per diluted share, compared to $20.4 million, or $0.32 per diluted share in the prior period. This increase was largely due to the comparable sales performance coupled with slightly higher gross profit, the leveraging of our expense structure and higher net interest income.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. Net cash provided by operations was $37.1 million for the first quarter compared with $44.1 million during the prior period. Though the Company’s first quarter net income increased $7.0 million from the prior period, cash flow from operations decreased $6.8 million primarily due to a net $15.8 million reduction in cash flows relating to its inventory purchases because a higher percentage of its current inventory was purchased overseas, requiring faster payment. In addition, the Company paid $6.0 million more in income taxes during the first quarter than the prior period.

The Company used a net of $28.7 million in its investing activities during the first quarter. The majority of this amount ($15.2 million) represents an increase in the Company’s marketable securities and investments, which were a total of $133.8 million as of October 28, 2006. The Company also purchased $12.1 million of property and equipment mainly for new store openings during the first quarter.

Net cash provided by financing activities was $1.1 million during the first quarter, primarily relating to the exercise of stock options and the related excess tax benefits. In the prior period, the Company repaid the bank borrowings relating to its acquisition of maurices.

As of October 28, 2006, $43 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its business. The $43 million available under the credit agreement represents the $100 million from our revolving credit facility less $57 million of outstanding letters of credit at October 28, 2006. The Company also has an option to increase the revolving credit facility by $50 million.

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

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at October 28, 2006 are summarized in the following tables:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2007	Fiscal 2008- 2009	Fiscal 2010- 2011	Fiscal 2012 And Beyond
Operating lease obligations	$942,562	$118,771	$198,125	$196,360	$429,306
Mortgage principal	30,618	1,164	2,522	2,804	24,128
Mortgage interest	15,738	1,604	3,013	2,730	8,391
Convertible Senior Notes	115,000	—	—	—	115,000
Convertible Senior Notes interest	53,188	2,875	5,750	5,750	38,813
Total	$1,157,106	$124,414	$209,410	$207,644	$615,638

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of October 28, 2006. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for first quarter were $9.2 million, compared to $8.0 million for the prior period. The provisions of the conversion features of the Convertible Senior Notes are described in the Company’s Annual Report on Form 10-K.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2007	Fiscal 2008- 2009	Fiscal 2010- 2011	Fiscal 2012 And Beyond
Trade letters of credit	$50,332	$50,332	$—	$—	$—
Standby letters of credit	6,447	6,447	—	—	—
Firm purchase orders	388	388	—	—	—
	$57,167	$57,167	$—	$—	$—

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

Critical Accounting Policies and Estimates

Management has determined that the Company’s most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation. The Company continues to monitor its accounting policies to ensure proper application. There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk from July 29, 2006. The Company’s market risk profile as of July 29, 2006 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2006 Annual Report on Form 10-K.

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

Item 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 28, 2006 (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business.

Item 1A - RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending October 28, 2006

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

July 30, 2006 through October 28, 2006	—	—	—	2,247,157

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

(2)   Based on the closing price of $21.48 at October 27, 2006.

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