Form 10-Q
period 2007-01-27
DRESS BARN INC
filed 2007-03-08
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2007	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The Registrant had 62,304,288 shares of common stock outstanding as of March 2, 2007.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED JANUARY 27, 2007
TABLE OF CONTENTS

		Page Number
Part I. FINANCIAL INFORMATION:

Item 1. Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at January 27, 2007 and July 29, 2006	3

	Condensed Consolidated Statements of Earnings for the thirteen weeks ended January 27, 2007
	and January 28, 2006	4

	Condensed Consolidated Statements of Earnings for the twenty-six weeks ended January 27, 2007
	and January 28, 2006	5

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended January 27, 2007
	and January 28, 2006	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3. Quantitative and Qualitative Disclosures About Market Risk		18

Item 4. Controls and Procedures		18

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	20

SIGNATURES		21

Part I. FINANCIAL INFORMATION

Item 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data

	January 27,	July 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$47,788	$34,168
Restricted cash	-	100
Marketable securities and investments	154,918	118,745
Merchandise inventories	158,020	170,487
Deferred income tax asset	8,323	6,459
Prepaid expenses and other	19,194	19,404
Total Current Assets	388,243	349,363

Property and Equipment	474,028	452,816
Less accumulated depreciation and amortization	235,446	214,751
Property and equipment, net	238,582	238,065

Intangible Assets, net	109,676	110,199
Goodwill	130,656	132,566
Other Assets	21,078	16,667
TOTAL ASSETS	$888,235	$846,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$105,317	$121,198
Accrued salaries, wages and related expenses	39,906	38,917
Other accrued expenses	40,350	38,557
Customer credits	22,358	16,260
Income taxes payable	311	11,453
Current portion of long-term debt	1,179	1,148
Total Current Liabilities	209,421	227,533
Long-term debt	144,154	144,751
Deferred rent and other	59,698	55,352
Deferred tax liability	10,796	10,077
Total Liabilities	424,069	437,713

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized- 75,000,000 shares
Issued and outstanding at January 27, 2007 was 62,268,375 shares and issued and outstanding at July 29, 2006 was 61,715,588 shares	3,114	3,086
Additional paid-in capital	98,239	87,673
Retained earnings	362,822	318,380
Accumulated other comprehensive (loss) / income	(9)	8
Total Shareholders’ Equity	464,166	409,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$888,235	$846,860

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	January 27, 2007	January 28, 2006
Net sales	$340,344	$310,907
Cost of sales, including occupancy and buying costs	211,288	193,184
Gross profit	129,056	117,723

Selling, general and administrative expenses	93,997	84,797
Depreciation and amortization	12,010	10,268
Operating income	23,049	22,658

Interest income	1,552	475
Interest expense	(1,218)	(1,207)
Other income	251	382
Earnings before income taxes	23,634	22,308

Income taxes	6,610	8,196
Net earnings	$17,024	$14,112

Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.24	$0.21

Weighted average shares outstanding:
Basic	61,935	61,102
Diluted	70,214	67,644

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Twenty-Six Weeks Ended
	January 27, 2007	January 28, 2006
Net sales	$698,782	$629,796
Cost of sales, including occupancy and buying costs	420,804	379,958
Gross profit	277,978	249,838

Selling, general and administrative expenses	187,725	169,537
Depreciation and amortization	22,847	20,573
Operating income	67,406	59,728

Interest income	2,932	625
Interest expense	(2,449)	(2,915)
Other income	623	763
Earnings before income taxes	68,512	58,201

Income taxes	24,070	23,721
Net earnings	$44,442	$34,480

Earnings per share:
Basic	$0.72	$0.57
Diluted	$0.64	$0.52

Weighted average shares outstanding:
Basic	61,771	60,822
Diluted	69,878	65,964

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Twenty-Six Weeks Ended
	January 27, 2007	January 28, 2006
Operating Activities:
Net earnings	$44,442	$34,480

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	22,822	20,573
Impairment and asset disposals	1,027	1,874
Deferred income taxes	(1,145)	(291)
Deferred rent and other occupancy	(2,858)	(2,902)
Share-based compensation	2,531	1,912
Tax benefit related to share-based compensation	3,691	5,773
Excess tax benefits from share-based compensation	(3,001)	(3,172)
Deferred compensation	338	378
Amortization of debt issuance costs	191	611
Cash surrender value of life insurance	(364)	(2,448)
Other	270	-

Changes in assets and liabilities:
Decrease in merchandise inventories	12,467	27,510
Decrease / (increase) in prepaid expenses and other	361	(3,183)
Decrease in other assets	391	843
Decrease in accounts payable - trade	(15,881)	(19,425)
Increase in accrued salaries, wages and related expenses	989	2,829
Increase / (decrease) in other accrued expenses	1,229	(4,002)
Increase in customer credits	6,098	6,283
Decrease in income taxes payable	(11,142)	(92)
Increase in other long-term liabilities	7,204	4,675
Total adjustments	25,218	37,746

Net cash provided by operating activities	69,660	72,226

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Twenty-Six Weeks Ended
	January 27, 2007	January 28, 2006

Investing Activities:
Purchases of property and equipment	(23,304)	(16,339)
Purchases of long-term investments	(1,539)	(343)
Sales and maturities of marketable securities and investments	133,588	205,135
Purchases of marketable securities and investments	(169,910)	(271,271)
Investment in life insurance policies	(3,254)	-
Reimbursement related to acquisition of Maurices Incorporated	1,910	-
Net cash used in investing activities	(62,509)	(82,818)

Financing Activities:
Repayments of long-term debt	(566)	(10,538)
Refund of deferred financing costs	-	10
Proceeds from employee stock purchase plan purchases	148	134
Excess tax benefits from share-based compensation	3,001	3,172
Proceeds from stock options exercised	3,886	4,967
Net cash provided by / (used in) financing activities	6,469	(2,255)

Net increase / (decrease) in cash and cash equivalents	13,620	(12,847)
Cash and cash equivalents - beginning of period	34,168	42,434
Cash and cash equivalents - end of period	$47,788	$29,587

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$32,817	$20,548
Cash paid for interest	$2,255	$2,622
Accrual for capital expenditures	$564	$1,607

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly owned subsidiaries (collectively the “Company”, “we”, “our” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The July 29, 2006 condensed consolidated balance sheet amounts have been derived from audited financial statements in the Company’s Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of the Company’s common stock effective April 3, 2006.

Revenues from retail sales, net of estimated returns, are recognized at the point of purchase upon delivery of the merchandise to the consumer and exclude sales tax. The Company records a reserve for estimated product returns when sales are recorded based on historical return trends. The sales return reserve was $1.0 million as of January 27, 2007 and $1.2 million as of January 28, 2006.

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

The Company's cash flow statement for the prior period has been revised to reflect a decrease in the deferred rent and occupancy adjustment to net income and an increase to the change in other long-term liabilities of $4.7 million. These offsetting amounts had no impact on the previously reported cash flows provided by operating activities.

2. Share-Based Compensation

The Company's 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either ISOs or non-qualified options to purchase shares of common stock and grants of restricted shares, with a total of 12 million shares authorized for grant. As of January 27, 2007 there were approximately 6.5 million shares under the 2001 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. For the thirteen week period ended January 27, 2007 and January 28, 2006 the Company recognized a total of approximately $1.6 million and $1.4 million in share-based compensation, respectively. For the twenty-six weeks ended January 27, 2007 and January 28, 2006 the Company recognized a total of approximately $2.9 million and $2.3 million in share-based compensation, respectively. Furthermore there was $15.3 million of total unrecognized compensation cost related to nonvested options as of January 27, 2007, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years. The total intrinsic value of options exercised during the thirteen weeks ended January 27, 2007 and January 28, 2006 was approximately $6.3 million and $9.9 million, respectively. The total intrinsic value of options exercised during the twenty-six weeks ended January 27, 2007 and January 28, 2006 was approximately $8.0 million and $11.7 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Marketable Securities and Investments

The Company purchases short-term investments and marketable securities that have been designated as “available-for-sale” as required by Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated other comprehensive (loss) / income.” The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value based on published closing prices of securities at January 27, 2007 and July 29, 2006, are shown below.

	January 27, 2007		July 29, 2006
(Amounts in thousands)	Estimated Fair Value	Cost	Estimated Fair Value	Cost
Municipal Bonds	$27,953	$27,962	$29,465	$29,457
Tax Exempt auction-rate Securities	126,965	126,965	89,280	89,280
Total	$154,918	$154,927	$118,745	$118,737

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

4. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At January 27, 2007, the Company had $48.3 million of repurchase availability remaining. During the thirteen and twenty-six weeks ended January 27, 2007 and January 28, 2006, no shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

5. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method, conversion obligation of the Convertible Senior Notes (refer to Note 7) and restricted stock issuances to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Weighted average number of common shares outstanding - basic	61,935	61,102	61,771	60,822

Net effect of dilutive common stock equivalents that include stock options, convertible securities and restricted stock based on the treasury stock method using the average market price	8,279	6,542	8,107	5,142
Weighted average number of common shares outstanding - diluted	70,214	67,644	69,878	65,964

The Convertible Senior Notes were dilutive to earnings per share at January 27, 2007 since the average price of the Company’s stock for the second quarter was more than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5.9 million shares in the second quarter ended January 27, 2007 and approximately 2.2 million shares for the second quarter ended January 28, 2006. There were 470,700 common stock equivalents that were anti-dilutive for the second quarter and 13,000 for the comparable prior year period. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5.6 million shares for the twenty-six weeks ended January 27, 2007 and approximately 1.6 million shares for the twenty-six weeks ended January 28, 2006. There were 470,700 common stock equivalents that were anti-dilutive for the twenty-six weeks ended and 36,000 for the comparable prior year period.

6. Goodwill and Other Intangible Assets

In January 2005, we acquired Maurices Incorporated, and the Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill. In connection with the acquisition, there was an unsettled purchase price adjustment that would be ultimately determined upon finalization of the seller’s tax returns. This determination of the purchase price was resolved during the first quarter of fiscal 2007, resulting in a $1.9 million reduction of the goodwill that was initially recorded.

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

7. Long-Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005. On January 27, 2007, the market value of the Convertible Senior Notes was $263.4 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company’s credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which the Company may request be increased up to $150 million. As of January 27, 2007, $53 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $47 million of outstanding letters of credit at January 27, 2007.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s Dunnigan mortgage loan is in connection with the purchase of the Suffern, New York facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008). We have not completed our evaluation of the potential impact, if any, that this standard will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defined fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our Fiscal 2009), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our Fiscal 2007). We have not completed our evaluation of the potential impact, if any, of the adoption of SAB No. 108 on our consolidated financial position, results of operations or cash flows. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Segments

Effective with the acquisition of Maurices Incorporated in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand. We believe that the maurices brand is currently a reportable segment, consistent with the way our chief operating decision-makers review the results of operations for each of the two brands. In addition, maurices also distributes goods to its stores through a separate distribution center and has financial reporting systems separate from dressbarn.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in millions)	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales
dressbarn and dressbarn woman brands	$213.1	$197.5	$455.2	$411.1
maurices brand	127.2	113.4	243.6	218.7
Consolidated net sales	$340.3	$310.9	$698.8	$629.8

Operating income
dressbarn and dressbarn woman brands	$10.6	$10.9	$38.9	$32.9
maurices brand	12.4	11.8	28.5	26.8
Consolidated operating income	23.0	22.7	67.4	59.7
Interest income	1.5	0.4	2.9	0.6
Interest expense	(1.2)	(1.2)	(2.4)	(2.9)
Other income	0.3	0.4	0.6	0.8
Earnings before provision for income taxes	$23.6	$22.3	$68.5	$58.2

Depreciation and amortization
dressbarn and dressbarn woman brands	$7.4	$6.2	$14.0	$12.5
maurices brand	4.6	4.1	8.8	8.1
Consolidated depreciation and amortization	$12.0	$10.3	$22.8	$20.6

Cash paid for capital expenditures
dressbarn and dressbarn woman brands	$6.8	$6.3	$13.8	$11.2
maurices brand	4.4	3.0	9.5	5.1
Consolidated capital expenditures	$11.2	$9.3	$23.3	$16.3

(Amounts in millions)	January 27, 2007	July 29, 2006
Identifiable assets
dressbarn and dressbarn woman brands	$757.9	$707.9
maurices brand	130.3	139.0
Total identifiable assets	$888.2	$846.9

Merchandise inventories
dressbarn and dressbarn woman brands	$110.3	$113.9
maurices brand	47.7	56.6
Total merchandise inventories	$158.0	$170.5

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

We operate a chain of primarily women’s apparel specialty stores, principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to working women primarily in their mid 30s to mid 50s at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the casual and dressy apparel needs of the 17 to 34 year-old woman and to the casual apparel needs of the 17 to 34 year-old male.

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices allows the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. The Company plans to continue to fund its planned store openings using cash flow from operations. The Company plans to open approximately 67 additional stores and plans to close approximately 15 stores during the remainder of its fiscal year ending July 28, 2007 (“Fiscal 2007”). During the thirteen weeks ended January 27, 2007, the Company opened 3 maurices stores, and closed 4 dressbarn brand locations as well as 2 maurices stores. During the twenty-six weeks ended January 27, 2007, the Company opened 19 dressbarn brand Combo stores and 18 maurices stores. There were 6 closings of dressbarn brand locations and 2 closings of maurices stores during the twenty-six weeks ending January 27, 2007. Furthermore, 3 freestanding dressbarn brand stores were converted into Combos. The Company’s total store square footage increased 5.0% from January 28, 2006 (the “prior period”).

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

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	January 27, 2007	January 28, 2006		January 27, 2007	January 28, 2006
Net sales growth	9.5%	55.3%	(1)	11.0%	58.5%	(1)
dressbarn comparable store sales	5.3%	10.2%		7.6%	9.1%
maurices comparable store sales	4.4%	9.8%		3.3%	10.2%
Total comparable store sales growth	5.0%	10.1%		6.1%	9.5%
Gross profit as a percentage of sales	37.9%	37.9%		39.8%	39.7%
Square footage growth vs. prior year	4.6%	27.5%	(1)	4.4%	35.3%	(1)
Total store count	1,368	1,296		1,368	1,296
Diluted earnings per share (2)	$0.24	$0.21		$0.64	$0.52
SG&A as a percentage of sales	27.6%	27.3%		26.9%	26.9%
Capital expenditures (in millions)	$11.2	$9.3		$23.3	$16.3

(1)	Increase primarily due to the acquisition of Maurices Incorporated in January 2005

(2)	Reflects the 2-for-1 stock split, effective April 3, 2006

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

Results of Operations

The following table sets forth the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
		% of Net Sales			% of Net Sales
	% Change	Jan. 27, 2007	Jan. 28, 2006	% Change	Jan. 27, 2007	Jan. 28, 2006
Net sales	9.5%	100.0%	100.0%	11.0%	100.0%	100.0%
Cost of sales, including
occupancy & buying	9.4%	62.1%	62.1%	10.8%	60.2%	60.3%
Gross profit	9.6%	37.9%	37.9%	11.3%	39.8%	39.7%
Selling, general and
administrative expenses	10.8%	27.6%	27.3%	10.7%	26.9%	26.9%
Depreciation and amortization	17.0%	3.5%	3.3%	11.1%	3.3%	3.3%
Operating income	1.7%	6.8%	7.3%	12.9%	9.6%	9.5%
Interest income	226.7%	0.5%	0.2%	369.1%	0.4%	0.1%
Interest expense	0.9%	(0.4)%	(0.4)%	(16.0)%	(0.4)%	(0.5)%
Other income	(34.3)%	0.1%	0.1%	(18.3)%	0.1%	0.1%
Earnings before income taxes	5.9%	6.9%	7.2%	17.7%	9.8%	9.2%
Net earnings	20.6%	5.0%	4.5%	28.9%	6.4%	5.5%

Thirteen Weeks Ended January 27, 2007 Compared to the Thirteen Weeks Ended January 28, 2006

Net sales for the second quarter increased by 9.5% to $340.3 million from $310.9 million for the prior period. The sales increase for the second quarter resulted primarily from the Company’s comparable store sales increase of 5% (dressbarn increased 5.3% and maurices increased 4.4%), and the 4.6% increase from the prior period in store square footage due to new store openings. The dressbarn comparable store sales increase was driven by an increase in the average price per unit sold of 0.5% as well as an increase in total sales transactions. dressbarn net sales for the second quarter increased 7.9% to $213.1 million versus $197.5 million for the prior period. On a dressbarn brand basis, comparable store sales for the second quarter increased 6.7% for dressbarn and 2.9% for dressbarn woman. The categories that helped increase net sales were Social, Knitwear and Blazers. maurices sales for the second quarter were $127.2 million as compared with $113.4 million in the prior period. Strong sales trends were noted for Sweaters, Knit Tops, and Denim Bottoms. maurices offset a decline in store traffic with increases in units per transaction and customer conversion rates.

Gross profit, net of buying and occupancy costs, as a percentage of sales was unchanged at 37.9% for the second quarter in both the current and prior period. For the dressbarn brand, gross profit was 38.0%, as compared to 37.8%, an improvement of 20 basis points. For the dressbarn brand, gross profit benefited from the leverage of its comparable sales increase on occupancy and buying costs, offset in part by higher markdowns used to aggressively reduce its level of clearance merchandise. For the maurices brand, gross profit for the second quarter was 37.8% of net sales as compared to 38.0% of net sales in the prior period. The decrease in gross margin resulted from higher markdowns used to reduce its level of clearance merchandise.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the second quarter increased 30 basis points to 27.6% as compared to 27.3% in the prior period. On a divisional basis, dressbarn SG&A expenses for the second quarter increased 40 basis points to 29.6% of net sales versus 29.2% of net sales in the prior period. The increase was mainly due to timing of marketing/advertising expense and increased professional fees offset by the leveraging of payroll related expenses (50 basis points) and other fixed costs as a result of its 5.3% comparable sales increase. maurices’ SG&A expenses were 24.3% of net sales for the second quarter as compared to 23.9% in the prior period. The increase was primarily due to a significant increase in the Company’s investment in maurices’ marketing, grand opening and advertising to enhance the maurices brand recognition and drive store traffic and an increase in health insurance costs.

Depreciation expense was 3.5% of sales as compared to 3.3% of sales in the prior period. The increase was due to the write-off of fixed assets in connection with current spring remodel stores coupled with new store openings.

Interest income for the second quarter was $1.6 million as compared to interest income of $0.5 million in the prior period. The increase was due to the increase in funds invested in marketable securities and investments in the second quarter as compared to the prior period. Interest expense for the second quarter in both the current and prior year was $1.2 million.

Other income represents rental income mostly from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York offset by the Company’s share of a loss in an equity investment.

The effective tax rate decreased to approximately 28.0% for the quarter ended January 27, 2007 from 36.7% for the quarter ended January 28, 2006. The income tax provision for the second quarter was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts.

Net earnings for the second quarter increased approximately 20.6% to $17.0 million, or $0.24 per diluted share, compared to $14.1 million, or $0.21 per diluted share in the prior period. This increase was largely due to the comparable sales performance coupled with an increase of $1.0 million in net interest income and the tax adjustment of $2.3 million.

Twenty-Six Weeks Ended January 27, 2007 Compared to the Twenty-Six Weeks Ended January 28, 2006

Net sales for the twenty-six weeks increased by 11.0% to $698.8 million from $629.8 million for the prior twenty-six week period. The sales increase for the twenty-six weeks resulted primarily from the Company’s comparable store sales increase of 6.1% (dressbarn increased 7.6% and maurices increased 3.3%), and the 4.4% increase from the comparable prior year period in store square footage due to new store openings. The dressbarn comparable store sales increase was driven by an increase in the average price per unit sold of 3.0% as well as an increase in total sales transactions. dressbarn net sales for the twenty-six weeks increased 10.7% to $455.2 million versus $411.1 million for the comparable prior year period. On a dressbarn brand basis, comparable store sales for the six months increased 9.0% for dressbarn and 5.1% for dressbarn woman. The categories that helped increase net sales were Knits, Social and Blazers. maurices sales for the second quarter were $243.6 million as compared with $218.7 million in the comparable prior year period. Strong sales trends were noted for Knit Tops, Sweaters, and Denim Bottoms. maurices offset a decline in store traffic with increases in units per transaction and customer conversion rates.

Gross profit, net of buying and occupancy costs, as a percentage of sales, increased 10 basis points to 39.8% for the twenty-six weeks from 39.7% in the comparable prior period. For the dressbarn brand, gross profit was 39.7%, as compared to 39.5%, an improvement of 20 basis points. For the dressbarn brand, gross profit before buying and occupancy costs benefited from the leverage of its comparable sales increase on occupancy and buying costs and lower markdowns. For the maurices brand, gross profit for the twenty-six weeks was unchanged at 40.0% of net sales for both the current and comparable prior year period, as leverage from the comparable sales increase was offset by increased markdowns.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the twenty-six weeks remained flat at 26.9%. On a divisional basis, dressbarn SG&A expenses for the twenty-six weeks decreased 40 basis points to 28.0% of net sales versus 28.4% of net sales in the comparable prior year period. The decrease was mainly due to leveraging of payroll related expenses as a result of its 7.6% comparable sales increase offset by an increase in professional fess. maurices’ SG&A expenses were 24.7% of net sales for the twenty-six weeks as compared to 24.1% in the comparable prior year period. The increase was primarily due to a significant increase in the Company’s investment in maurices’ marketing, grand opening and advertising costs to enhance the maurices brand recognition and drive store traffic and increased health insurance costs.

Depreciation expense increased 11.1% in the twenty-six weeks ended January 27, 2007 and the comparable prior year period but was unchanged at 3.3% of sales. The increase was primarily due to new store openings coupled with the write-off of fixed assets in connection with current spring remodel stores.

Interest income for the twenty-six weeks was $2.9 million as compared to interest income of $0.6 million in the comparable prior year period. The increase was due to the increase in funds invested in marketable securities and investments in the twenty-six weeks as compared to the prior year twenty-six week period. Interest expense for the twenty-six weeks decreased to $2.4 million from $2.9 million due to lower debt levels due to the repayment of certain debt incurred to finance the acquisition of Maurices Incorporated.

The effective tax rate decreased to approximately 35.1% for the twenty-six weeks ended January 27, 2007 from 40.8% for the twenty-six weeks ended January 28, 2006. The income tax provision for the six month period was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts. The Company anticipates an effective tax rate of approximately 38.5% for the remainder of Fiscal 2007.

Net earnings for the twenty-six weeks increased approximately 28.9% to $44.4 million, or $0.64 per diluted share, compared to $34.5 million, or $0.52 per diluted share in the comparable prior year period. This increase was largely due to the comparable sales performance coupled with slightly higher gross profit, the decrease in SG&A expense, an increase in net interest income and the deferred income tax adjustment.

 Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. Net cash provided by operations was $69.7 million for the twenty-six weeks ended January 27, 2007, compared with $72.2 million during last year’s comparable period. Though the Company’s twenty-six week net income increased $10.0 million from the prior period, cash flow from operations decreased $2.5 million primarily due to a net $11.5 million decrease in cash flows relating to its inventory purchases. In addition, the Company paid $12.3 million more in income taxes during the twenty-six weeks than the comparable prior year period.

The Company used a net of $62.5 million in its investing activities during the twenty-six weeks ended January 27, 2007. The majority of this amount represents an increase in the Company’s marketable securities and investments, which were a total of $154.9 million as of January 27, 2007. The Company also purchased $23.3 million of property and equipment mainly for new store openings during the six months end January 27, 2007.

Net cash provided by financing activities was $6.5 million during the twenty-six weeks ended January 27, 2007, primarily relating to the exercise of stock options and the related excess tax benefits. In the twenty-six weeks ended January 28, 2006, the Company repaid the bank borrowings relating to its acquisition of maurices.

As of January 27, 2007, $53 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its business. The $53 million available under the credit agreement represents the $100 million from our revolving credit facility less $47 million of outstanding letters of credit at January 27, 2007. The Company also has an option to increase the revolving credit facility by $50 million.

The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund the Company's planned capital expenditures and operating requirements and other proposed expenditures for the next 12 fiscal months.

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

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Fiscal 2006 Annual Report on Form 10-K.

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

Item 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 27, 2007 (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the second quarter of Fiscal 2007, the Company engaged an outside service provider to perform the tracking of the Company's stock option activity.  As appropriate, the Company is modifying the design and documentation of internal control process and procedures relating to the change to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business.

Item 1A - RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending January 27, 2007

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

October 29, 2006 through January 27, 2007	-	-	-	2,120,779

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

(2)	Based on the closing price of $22.76 at January 26, 2007.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 29, 2006. Holders of an aggregate of 61,790,471 shares of our common stock at the close of business on October 16, 2006 were entitled to vote at the meeting, of which 57,515,651 were present in person or represented by proxy. At the Annual Meeting, our shareholders voted as follows:

Proposal One. To elect two directors for a three-year term expiring on the date of our 2009 Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified

Name of Nominee	Total Votes For	Total Votes Withheld
John Usdan (3 year term, expiring at the 2009 Annual Meeting of Shareholders )	47,669,842	9,845,809
Randy L. Pearce (3 year term, expiring at the 2009 Annual Meeting of Shareholders )	46,978,349	10,537,302

Mr. Usdan and Mr. Pearce were elected to serve as directors as noted above. Our directors, whose term of office expires at the 2007 Annual Meeting of Shareholders, are: Elliot S. Jaffe and Burt Steinberg. Our directors, whose term of office expires at the 2008 Annual Meeting of Shareholders, are: David R. Jaffe, Klaus Eppler, and Kate Buggeln. No other persons were nominated, or received votes, for election as directors of The Dress Barn, Inc. at our 2006 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

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

March 8, 2007	BY: /s/ David R. Jaffe
Date	David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 8, 2007	BY: /s/ Armand Correia
Date	Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)