Form 10-Q
period 2007-04-28
DRESS BARN INC
filed 2007-06-06
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2007	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The Registrant had 62,522,704 shares of common stock outstanding as of June 1, 2007.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED APRIL 28, 2007
TABLE OF CONTENTS

Page Number
Part I. FINANCIAL INFORMATION:

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at April 28, 2007 and July 29, 2006	3

Condensed Consolidated Statements of Earnings for the thirteen weeks ended April 28, 2007
and April 29, 2006	4

Condensed Consolidated Statements of Earnings for the thirty-nine weeks ended April 28, 2007
and April 29, 2006	5

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended April 28, 2007
and April 29, 2006	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

SIGNATURES	23

Part I. FINANCIAL INFORMATION
Item 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data	April 28,	July 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$63,603	$34,168
Restricted cash	-	100
Marketable securities and investments	152,813	118,745
Merchandise inventories	168,819	170,487
Deferred income tax asset	8,755	6,459
Prepaid expenses and other	15,508	19,404
Total Current Assets	409,498	349,363

Property and Equipment	492,807	452,816
Less accumulated depreciation and amortization	238,455	214,751
Property and equipment, net	254,352	238,065

Intangible Assets, net	109,399	110,199
Goodwill	130,656	132,566
Other Assets	21,072	16,667
TOTAL ASSETS	$924,977	$846,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$108,233	$121,198
Accrued salaries, wages and related expenses	42,618	38,917
Other accrued expenses	47,239	38,557
Customer credits	20,070	16,260
Income taxes payable	-	11,453
Current portion of long-term debt	1,195	1,148
Total Current Liabilities	219,355	227,533
Long-term debt	143,849	144,751
Deferred rent and other	62,158	55,352
Deferred income tax liability	9,166	10,077
Total Liabilities	434,528	437,713

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, par value $0.05 per share:
Authorized- 75,000,000 shares
Issued and outstanding at April 28, 2007 was 62,386,399 shares and issued and outstanding at July 29, 2006 was 61,715,588 shares	3,120	3,086
Additional paid-in capital	101,410	87,673
Retained earnings	385,933	318,380
Accumulated other comprehensive (loss) / income	(14)	8
Total Shareholders’ Equity	490,449	409,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$924,977	$846,860

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	April 28, 2007	April 29, 2006
Net sales	$347,923	$327,176
Cost of sales, including occupancy and buying costs	205,378	193,764
Gross profit	142,545	133,412

Selling, general and administrative expenses	95,797	89,076
Depreciation and amortization	11,009	10,279
Operating income	35,739	34,057

Interest income	1,482	804
Interest expense	(1,282)	(1,243)
Other income	388	381
Earnings before income taxes	36,327	33,999

Income taxes	13,216	13,968
Net earnings	$23,111	$20,031

Earnings per share:
Basic	$0.37	$0.33
Diluted	$0.33	$0.29

Weighted average shares outstanding:
Basic	62,188	61,569
Diluted	69,574	70,229

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirty-Nine Weeks Ended
	April 28, 2007	April 29, 2006
Net sales	$1,046,705	$956,972
Cost of sales, including occupancy and buying costs	626,182	573,720
Gross profit	420,523	383,252

Selling, general and administrative expenses	283,522	258,614
Depreciation and amortization	33,856	30,852
Operating income	103,145	93,786

Interest income	4,414	1,428
Interest expense	(3,731)	(4,158)
Other income	1,011	1,144
Earnings before income taxes	104,839	92,200

Income taxes	37,286	37,689
Net earnings	$67,553	$54,511

Earnings per share:
Basic	$1.09	$0.89
Diluted	$0.97	$0.81

Weighted average shares outstanding:
Basic	61,906	61,071
Diluted	69,852	67,640

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

Amounts in thousands	Thirty-Nine Weeks Ended
	April 28, 2007	April 29, 2006
Operating Activities:
Net earnings	$67,553	$54,511

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	33,856	30,852
Impairment and asset disposals	1,374	2,366
Deferred income taxes	(3,207)	(3,244)
Deferred rent and other occupancy	(3,689)	(4,058)
Share-based compensation	3,976	3,168
Tax benefit related to share-based compensation	4,321	6,549
Excess tax benefits from share-based compensation	(4,175)	(3,091)
Amortization of debt issuance costs	282	711
Cash surrender value of life insurance	(588)	(286)
Deferred compensation	599	510
Other	177	-

Changes in assets and liabilities:
Decrease in merchandise inventories	1,668	17,241
Decrease / (increase) in prepaid expenses and other	4,203	(690)
Decrease in other assets	382	924
Decrease in accounts payable - trade	(12,965)	(5,647)
Increase in accrued salaries, wages and related expenses	3,701	6,429
Increase in other accrued expenses	3,715	3,915
Increase in customer credits	3,810	4,369
(Decrease) / increase in income taxes payable	(11,453)	7,939
Increase in other long-term liabilities	10,616	6,514
Total adjustments	36,603	74,471

Net cash provided by operating activities	104,156	128,982

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirty-Nine Weeks Ended
	April 28, 2007	April 29, 2006

Investing Activities:
Purchases of property and equipment	(45,750)	(31,231)
Purchases of long-term investments	(1,539)	(343)
Sales and maturities of marketable securities and investments	236,265	334,348
Purchases of marketable securities and investments	(270,548)	(438,550)
Investment in life insurance policies	(3,254)	(2,775)
Reimbursement related to acquisition of Maurices Incorporated	1,910	-
Net cash used in investing activities	(82,916)	(138,551)

Financing Activities:
Repayments of long-term debt	(855)	(10,812)
Refund of deferred financing costs	-	10
Proceeds from employee stock purchase plan purchases	219	185
Excess tax benefits from share-based compensation	4,175	3,091
Proceeds from stock options exercised	4,656	5,549
Net cash provided by / (used in) financing activities	8,195	(1,977)

Net increase / (decrease) in cash and cash equivalents	29,435	(11,546)
Cash and cash equivalents - beginning of period	34,168	42,434
Cash and cash equivalents - end of period	$63,603	$30,888

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$47,912	$27,172
Cash paid for interest	$2,658	$3,040
Accrual for capital expenditures	$4,967	$3,440

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly owned subsidiaries (collectively the “Company”, “we”, “our” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The July 29, 2006 condensed consolidated balance sheet amounts have been derived from audited financial statements in the Company’s Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues from retail sales, net of estimated returns, are recognized at the point of purchase upon delivery of the merchandise to the consumer and exclude sales tax. The Company records a reserve for estimated product returns when sales are recorded based on historical returns. The sales return reserve was $2.0 million as of April 28, 2007 and $2.1 million as of April 29, 2006.

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

The Company's cash flow statement for the prior period has been revised to reflect a decrease in the deferred rent and occupancy adjustment to net income and an increase to the change in other long-term liabilities of $6.5 million. These offsetting amounts had no impact on the previously reported cash flows provided by operating activities.

2. Share-Based Compensation

The Company's 2001 Stock Incentive Plan, as amended November 30, 2005, provides for grants of either ISOs or non-qualified options to purchase shares of common stock and grants of restricted shares, with a total of 12 million shares authorized for grant. As of April 28, 2007, there were approximately 6.5 million shares under the 2001 plan available for future grant. No new option grants may be made under any of the Company’s prior stock option plans.

Stock option awards outstanding under the Company’s current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. For the thirteen-week period, ended April 28, 2007 and April 29, 2006, the Company recognized a total of approximately $1.7 million and $1.4 million in share-based compensation, respectively. For the thirty-nine weeks ended April 28, 2007 and April 29, 2006, the Company recognized a total of approximately $4.6 million and $3.7 million in share-based compensation, respectively. Furthermore, there was $16.1 million of total unrecognized compensation cost related to nonvested options as of April 28, 2007, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. The total intrinsic value of options exercised during the thirteen weeks ended April 28, 2007 and April 29, 2006 was approximately $1.6 million and $1.9 million, respectively. The total intrinsic value of options exercised during the thirty-nine weeks ended April 28, 2007 and April 29, 2006 was approximately $9.7 million and $13.7 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the changes in stock options outstanding during the thirty-nine weeks ended April 28, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 29, 2006	6,255,862	$8.81	7.4
Granted	502,200	$23.04
Forfeited or expired	(119,440)	$11.10
Exercised	(626,997)	$7.43
Options outstanding at April 28, 2007	6,011,625	$10.10	6.9	$62,683.7
Vested and exercisable at April 28, 2007	2,448,665	$6.97	5.3	$32,625.8

Following is a summary of the changes in the shares of restricted stock outstanding during the thirty-nine weeks ended April 28, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 29, 2006	155,440	$9.62
Granted	37,500	$24.46
Vested	(50,973)	$9.33
Forfeited	(4,800)	$15.03
Restricted stock awards at April 28, 2007	137,167	$13.53

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

The amortized cost and estimated fair value based on published closing prices of securities at April 28, 2007 and July 29, 2006, are shown below.

	April 28, 2007		July 29, 2006
(Amounts in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Municipal Bonds	$32,733	$32,747	$29,465	$29,457
Tax Exempt Auction-rate Securities	120,080	120,080	89,280	89,280
Total	$152,813	$152,827	$118,745	$118,737

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date has not experienced any impairment in its investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities and the severity of the impairment of the individual securities.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of the date of this filing, the Company had repurchased 4,885,400 shares at an aggregate purchase price of approximately $26.7 million. At April 28, 2007, the Company had $48.3 million of repurchase availability remaining. During the thirteen and thirty-nine weeks ended April 28, 2007 and April 29, 2006, no shares were repurchased under this stock repurchase program. Purchases of shares of the Company’s common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

5. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding less unvested restricted stock. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method, conversion obligation of the Convertible Senior Notes (refer to Note 7) and restricted stock issuances to the extent dilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Weighted average number of common shares outstanding - basic	62,188	61,569	61,906	61,071

Net effect of dilutive common stock equivalents that include stock options, convertible securities and restricted stock based on the treasury stock method using the average market price	7,386	8,660	7,946	6,569
Weighted average number of common shares outstanding - diluted	69,574	70,229	69,852	67,640

The Convertible Senior Notes were dilutive to earnings per share at April 28, 2007 since the average price of the Company’s stock for the third quarter was more than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5.5 million shares in the third quarter ended April 28, 2007 and approximately 6.0 million shares for the third quarter ended April 29, 2006. There were 466,250 common stock equivalents that were anti-dilutive for the third quarter and none for the comparable prior year period. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5.6 million shares for the thirty-nine weeks ended April 28, 2007 and approximately 4.4 million shares for the thirty-nine weeks ended April 29, 2006. There were 466,250 common stock equivalents that were anti-dilutive for the thirty-nine weeks ended April 28, 2007 and 96,000 for the comparable prior year period.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. The Company performs an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill or indefinite life intangible assets is needed.  Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute the Company's identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives. The estimated annual amortization expense over the next five years is approximately $1 million per fiscal year. The weighted average expected life of the other intangible assets subject to amortization is 6 years.

7. Long-Term Debt

On December 15, 2004, the Company issued 2.50% Convertible Senior Notes due 2024 (“Convertible Senior Notes”). The Convertible Senior Notes have an aggregate principal amount of $115 million and interest is payable on June 15 and December 15 of each year, beginning on June 15, 2005. On April 28, 2007, the market value of the Convertible Senior Notes was $235.7 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Company’s credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which the Company may request be increased up to $150 million. As of April 28, 2007, $44 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $56 million of outstanding letters of credit at April 28, 2007.

The Company’s Dunnigan mortgage loan is in connection with the purchase of the Suffern, New York facility, of which the major portion is the Company’s corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023. The outstanding principal balance of the loan as of April 28, 2007 was $30 million.

8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes sales, use, value-added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and a customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes included in revenues if such taxes are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Segments

Effective with the acquisition of Maurices Incorporated, in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand. We believe that the maurices brand is currently a reportable segment, consistent with the way our chief operating decision-makers review the results of operations for each of the two brands. In addition, maurices also distributes goods to its stores through a separate distribution center and has financial reporting systems separate from dressbarn.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in millions)	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales
dressbarn and dressbarn woman brands	$228.6	$225.7	$683.8	$636.8
maurices brand	119.3	101.5	362.9	320.2
Consolidated net sales	$347.9	$327.2	$1,046.7	$957.0

Operating income
dressbarn and dressbarn woman brands	$20.4	$21.3	$59.2	$54.2
maurices brand	15.3	12.8	43.9	39.6
Consolidated operating income	35.7	34.1	103.1	93.8
Interest income	1.5	0.8	4.4	1.4
Interest expense	(1.3)	(1.3)	(3.7)	(4.1)
Other income	0.4	0.4	1.0	1.1
Earnings before provision for income taxes	$36.3	$34.0	$104.8	$92.2

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.6	$6.6	$20.7	$19.1
maurices brand	4.4	3.7	13.2	11.8
Consolidated depreciation and amortization	$11.0	$10.3	$33.9	$30.9

Cash paid for property and equipment
dressbarn and dressbarn woman brands	$14.1	$10.9	$27.9	$22.0
maurices brand	8.4	4.1	17.9	9.2
Consolidated purchases of property and equipment	$22.5	$15.0	$45.8	$31.2

(Amounts in millions)	April 28, 2007	July 29, 2006
Identifiable assets
dressbarn and dressbarn woman brands	$786.7	$707.9
maurices brand	138.3	139.0
Total identifiable assets	$925.0	$846.9

Merchandise inventories
dressbarn and dressbarn woman brands	$118.9	$113.9
maurices brand	49.9	56.6
Total merchandise inventories	$168.8	$170.5

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 29, 2006. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company’s current views with respect to future events and financial performance. The Company’s actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

We operate a chain of primarily women’s apparel specialty stores, principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to working women primarily in their mid 30s to mid 50s at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the casual and dressy apparel needs of the 17 to 34 year-old woman and to the casual apparel needs of the 17 to 34 year-old male. During the third quarter maurices began transitioning out of the men's business in order to introduce female plus-sizes in the fourth quarter.  The impact on the third quarter financial statements from exiting the men's business was approximately $1.3 million, net of taxes. The Company believes the impact on its fourth quarter financial statements will not be material.

With the acquisition of maurices, the Company has diversified its core business and believes it has strengthened its foundation for future growth. The addition of maurices allows the Company to broaden its demographic reach and diversify its retail base. With this broader foundation, the Company expects to continue its strategy of opening new stores while closing under-performing locations. Our store expansion strategy is to focus on both expanding in the Company's major trading markets and developing and expanding into new domestic markets. The Company plans to continue to fund its planned store openings using cash flow from operations. In the fourth quarter of Fiscal 2007, the Company plans to open approximately 30 additional stores and close approximately 15 stores. During the thirteen weeks ended April 28, 2007, the Company opened 19 dressbarn and 17 maurices stores, and closed 3 dressbarn brand locations as well as 1 maurices brand location. During the thirty-nine weeks ended April 28, 2007, the Company opened 38 dressbarn brand Combo stores and 35 maurices stores. There were 9 closings of dressbarn brand locations and 3 closings of maurices stores during the thirty-nine weeks ending April 28, 2007. Furthermore, 6 freestanding dressbarn brand stores were converted into Combos. The Company’s total store square footage increased 4.9% from April 29, 2006.

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

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of the Company’s business, including the following:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales growth	6.3%	10.5%	9.4%	38.0	%(1)
dressbarn comparable store sales	(0.8)%	9.6%	4.7%	9.3%
maurices comparable store sales	8.7%	2.5%	5.0%	N/A
Total comparable store sales growth	2.2%	7.3%	4.8%	9.3%
Gross profit as a percentage of sales	41.0%	40.8%	40.2%	40.0%
Square footage growth vs. prior year	4.9%	3.5%	4.5%	20.3	%(1)
Total store count	1,400	1,326	1,400	1,326
Diluted earnings per share	$0.33	$0.29	$0.97	$0.81
SG&A as a percentage of sales	27.5%	27.2%	27.1%	27.0%
Capital expenditures (in millions)	$22.5	$15.0	$45.8	$31.2

(1)	Increase primarily due to the acquisition of Maurices Incorporated in January 2005

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

Results of Operations

The following table sets forth the percentage of net sales for each component of the condensed Consolidated Statements of Earnings for each of the periods presented:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
		% of Net Sales			% of Net Sales
	$ % Change vs. LY	Apr. 28, 2007	Apr. 29, 2006	$ % Change vs. LY	Apr. 28, 2007	Apr. 29, 2006
Net sales	6.3%	100.0%	100.0%	9.4%	100.0%	100.0%
Cost of sales, including occupancy & buying	6.0%	59.0%	59.2%	9.1%	59.8%	60.0%
Gross profit	6.8%	41.0%	40.8%	9.7%	40.2%	40.0%
Selling, general and administrative expenses	7.5%	27.5%	27.2%	9.6%	27.1%	27.0%
Depreciation and amortization	7.1%	3.2%	3.1%	9.7%	3.2%	3.2%
Operating income	4.9%	10.3%	10.4%	10.0%	9.9%	9.8%
Interest income	84.3%	0.4%	0.2%	209.1%	0.4%	0.1%
Interest expense	3.1%	(0.4)%	(0.4)%	(10.3)%	(0.4)%	(0.4)%
Other income	1.8%	0.1%	0.1%	(11.6)%	0.1%	0.1%
Earnings before income taxes	6.8%	10.4%	10.4%	13.7%	10.0%	9.6%
Net earnings	15.4%	6.6%	6.1%	23.9%	6.5%	5.7%

Thirteen Weeks Ended April 28, 2007 Compared to the Thirteen Weeks Ended April 29, 2006

Net sales for the third quarter increased by 6.3% to $347.9 million from $327.2 million for the thirteen weeks ended April 29, 2006 (“prior period”). The sales increase for the third quarter resulted primarily from the Company’s comparable store sales increase of 2.2% (dressbarn decreased 0.8% and maurices increased 8.7%), and the 4.9% increase from the prior period in store square footage due to new store openings. The dressbarn comparable store sales decrease was driven by a decrease in total sales transactions, primarily due to unseasonable and volatile weather during the month of February and the first two weeks of April, offset by an increase in the average price per unit sold of 0.9%. dressbarn net sales for the third quarter increased 1.3% to $228.6 million versus $225.7 million for the prior period. The strongest category that helped increase net sales for dressbarn was dresses. maurices sales for the third quarter were $119.3 million as compared with $101.5 million in the prior period. Strong sales trends were noted for denim bottoms, Studio Y tops, and lounge apparel. maurices offset a slight decline in store traffic with increases in units per transaction and customer conversion rates.

Gross profit, net of buying and occupancy costs, as a percentage of sales increased to 41.0% for the current period from 40.8% for the prior period. For the dressbarn brand, gross profit was 40.0%, as compared to 40.1%, a decrease of 10 basis points. For the dressbarn brand, the gross profit decrease was primarily due to the lack of occupancy cost leverage from the comp sales decrease. For the maurices brand, gross profit for the third quarter was 42.9% of net sales as compared to 42.3% of net sales in the prior period. The increase in gross margin resulted from higher markons partially offset by slightly higher markdowns due to the transition out of the men’s business and occupancy cost leverage from the increase in comparable store sales.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the third quarter increased 30 basis points to 27.5% as compared to 27.2% in the prior period. On a divisional basis, dressbarn SG&A expenses for the third quarter increased 30 basis points to 28.1% of net sales versus 27.8% of net sales in the prior period. The increase was mainly due to the de-leveraging of payroll related expenses (50 basis points) and other fixed costs as a result of its 0.8% comparable sales decrease. maurices’ SG&A expenses were 26.3% of net sales for the third quarter as compared to 26.0% in the prior period. The increase was primarily due to a significant increase in the Company’s investment in maurices’ marketing, grand opening and advertising to enhance the maurices brand recognition and drive store traffic and an increase in health insurance costs.

Depreciation expense was 3.2% of sales as compared to 3.1% of sales in the prior period. The increase was primarily due to new store growth and store remodels.

Interest income for the third quarter was $1.5 million as compared to interest income of $0.8 million in the prior period. The increase was due to the increase in funds invested in marketable securities and investments in the third quarter as compared to the prior period. Interest expense for the third quarter was $1.3 million as compared to interest expense of $1.2 million in the prior period.

Other income represents rental income mostly from two unaffiliated tenants currently occupying space in our Corporate Headquarters property in Suffern, New York offset by the Company’s share of a loss in an equity investment.

The effective tax rate decreased to approximately 36.4% for the quarter ended April 28, 2007 from 41.0% for the quarter ended April 29, 2006. This reduction in the effective tax rate was primarily due to a lower effective state tax rate and higher levels of tax exempt interest income.

Net earnings for the third quarter increased approximately 15.4% to $23.1 million, or $0.33 per diluted share, compared to $20.0 million, or $0.29 per diluted share in the prior period. This increase was largely due to the increase in gross profit offset by an increase in SG&A expense and the decrease in the effective tax rate.

Thirty-Nine Weeks Ended April 28, 2007 Compared to the Thirty-Nine Weeks Ended April 29, 2006

Net sales for the thirty-nine weeks increased by 9.4% to $1.05 billion from $957.0 million for the thirty-nine weeks ended April 29, 2006 (“prior thirty-nine week period”). The sales increase for the thirty-nine weeks resulted primarily from the Company’s comparable store sales increase of 4.8% (dressbarn increased 4.7% and maurices increased 5.0%), and the 4.5% increase from the comparable prior year period in store square footage due to new store openings. The dressbarn comparable store sales increase was driven by an increase in the average price per unit sold of 2.2% as well as an increase in total sales transactions. dressbarn net sales for the thirty-nine weeks increased 7.4% to $683.8 million versus $636.8 million for the comparable prior year period. The categories that helped increase net sales were dresses, social and knits. maurices’ sales for the thirty-nine weeks were $362.9 million as compared with $320.2 million in the comparable prior year period. Strong sales trends were noted for knit tops, sweaters, and denim bottoms. maurices offset a decline in store traffic with increases in units per transaction and customer conversion rates.

Gross profit, net of buying and occupancy costs, as a percentage of sales, increased 20 basis points to 40.2% for the thirty-nine weeks from 40.0% in the comparable prior period. For the dressbarn brand, gross profit was 39.8%, an increase of 10 basis points from the prior period. For the dressbarn brand, gross profit before buying and occupancy costs benefited from the leverage of its comparable sales increase on occupancy and buying costs and lower markdowns. For the maurices brand, gross profit as a percentage of sales for the thirty-nine weeks was 41.0% for the current period as compared to 40.7% for the prior period, as leverage from the comparable sales increase was offset by slightly higher markdowns.

Selling, general and administrative expenses as a percentage of sales for the thirty-nine weeks increased by 10 basis points to 27.1% for the current period as compared to 27.0% from the prior period. On a divisional basis, dressbarn’s SG&A expenses for the thirty-nine weeks decreased 10 basis points to 28.1% of net sales versus 28.2% of net sales in the comparable prior year period. The decrease was mainly due to leveraging of payroll related expenses as a result of its comparable sales increase offset by an increase in professional fees. maurices’ SG&A expenses were 25.2% of net sales for the thirty-nine weeks as compared to 24.7% in the comparable prior year period. The increase was primarily due to a significant increase in the Company’s investment in maurices’ marketing, grand opening and advertising costs to enhance the maurices brand recognition and drive store traffic and increased health insurance costs partially offset by a reduction in professional fees and the leveraging of store payroll.

Depreciation expense increased 9.7% in the thirty-nine weeks ended April 28, 2007 as compared to the prior year period but remained constant at 3.2% of sales. The increase was primarily due to new store openings and store remodels.

Interest income for the thirty-nine weeks was $4.4 million as compared to interest income of $1.4 million in the comparable prior year period. The increase was due to the increase in funds invested in marketable securities and investments in the thirty-nine weeks as compared to the prior year thirty-nine week period. Interest expense for the thirty-nine weeks decreased to $3.7 million from $4.2 million due to lower debt levels due to the repayment of certain debt incurred to finance the acquisition of Maurices Incorporated.

The effective tax rate decreased to approximately 35.6% for the thirty-nine weeks ended April 28, 2007 from 40.8% for the thirty-nine weeks ended April 29, 2006. The income tax provision for the thirty-nine week period was favorably impacted as a result of higher tax exempt interest income, one-time adjustments to certain deferred tax accounts in the second quarter of fiscal 2007 and a reduction in the effective state tax rate in the third quarter of fiscal 2007. The company anticipates an effective tax rate in the range of 37.8% to 38.0% for the remainder of Fiscal 2007.

Net earnings for the thirty-nine weeks increased 23.9% to $67.6 million, or $0.97 per diluted share, compared to $54.5 million, or $0.81 per diluted share in the comparable prior year period. This increase was largely due to the leverage from the comparable sales increase, an increase in net interest income and the lower effective income tax rate.

 Liquidity and Capital Resources

The Company’s primary ongoing cash requirements are for capital expenditures in connection with new store openings, remodels and other initiatives primarily from cash flows provided by operating activities and utilizing available lines of credit under our revolving credit facility.

Net cash provided by operations was $104 million for the thirty-nine weeks ended April 28, 2007, compared with $129 million during last year’s comparable period. Though the Company’s thirty-nine week net income increased $13 million from the prior period, cash flow from operations decreased $24.8 million primarily due to a net $22.9 million decrease in cash flows relating to its inventory purchases. In addition, the Company paid $20.7 million more in income taxes during the thirty-nine weeks than during the comparable prior year period.

The Company used a net of $82.9 million in its investing activities during the thirty-nine weeks ended April 28, 2007. The majority of this amount represents an increase in the Company’s marketable securities and investments, which were a total of $153 million as of April 28, 2007. The Company’s purchases of property and equipment of $45.8 million related to new store openings, remodels and information system implementations during the thirty-nine weeks ended April 28, 2007.

Net cash provided by financing activities was $8.2 million during the thirty-nine weeks ended April 28, 2007, primarily relating to the exercise of stock options and the related excess tax benefits.

As of April 28, 2007, $44 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives the Company ample capacity to fund any short-term working capital needs that may arise in the operation of its business. The $44 million available under the credit agreement represents the $100 million from our revolving credit facility less $56 million of outstanding letters of credit at April 28, 2007. The Company also has an option to increase the revolving credit facility by $50 million.

The Company believes that its cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund the Company's planned capital expenditures and operating requirements for the next 12 fiscal months, including planned new store growth, the Company’s store remodel program, its continued installation and upgrading of new and existing software packages, and the maintenance of proper inventory levels.

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

Item 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 28, 2007 (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending April 28, 2007

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)
January 28, 2007 through April 28, 2007	-	-	-	2,380,124

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

(2)	Based on the closing price of $20.28 at April 27, 2007.

Item 6 - EXHIBITS

Exhibit	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 6, 2007	BY:	/s/ David R. Jaffe
Date		David R. Jaffe President, Chief Executive Officer and Director (Principal Executive Officer)

June 6, 2007	BY:	/s/ Armand Correia
Date		Armand Correia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)