Form 10-K
period 2007-07-28
DRESS BARN INC
filed 2007-10-10
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2007	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.05 par value	The NASDAQ Stock Market LLC

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

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 27, 2007 was approximately $1 billion, based on the last reported sales price on the NASDAQ Global Select Market (formerly the NASDAQ National Market) on that date. As of  October 5, 2007, 60,081,334 shares of voting common shares were outstanding. The registrant does not have any authorized or issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 28, 2007 are incorporated into Part III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 28, 2007

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

dressbarn®, dressbarn woman®, maurices®, and Studio Y® are our trademarks. Fiscal 2007 refers to the 52-week period ended July 28, 2007, Fiscal 2006 refers to the 52-week period ended July 29, 2006, and Fiscal 2005 refers to the 52-week period ended July 30, 2005. Fiscal 2008 refers to our 52-week period that will end on July 26, 2008.

PART I

ITEM 1. BUSINESS

General

We operate women’s apparel specialty stores, principally under the names “dressbarn”, “dressbarn woman” and “maurices”. Since our retail business began in 1962, we have established, marketed and expanded our brands as a source of fashion and value. We offer a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs. As of July 28, 2007, we operated 1,428 stores in 48 states and the District of Columbia, including 617 dressbarn Combo stores (a combination of our dressbarn and dressbarn woman brands), 607 maurices stores, 161 dressbarn stores and 43 dressbarn woman stores. References to “we”, “us”, “our” or “our company” or other similar terms in this report are to The Dress Barn, Inc. and its wholly owned subsidiaries.

Our dressbarn stores are typically operated as Combo stores, offering both dressbarn and larger-sized dressbarn woman merchandise. We also operate stand-alone dressbarn and dressbarn woman stores in certain markets. Our dressbarn brands cater to 35- to 55-year-old women, sizes 4 to 24. Our dressbarn stores offer in-season, moderate to better quality career and casual fashion at value prices, and are located primarily in convenient strip shopping centers in major trading and high-density markets and surrounding suburban areas. Our centrally managed merchandise selection is changed and augmented frequently to keep our merchandise presentation fresh and exciting. Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, staffed by friendly, service-oriented salespeople.

Our maurices stores cater to the apparel and accessory needs of 17- to 34-year-old women and are typically located in small markets with populations of approximately 25,000 to 100,000. Our maurices stores offer moderately priced, up-to-date fashions designed to appeal to a younger female customer than our dressbarn brands. During the fourth quarter of Fiscal 2007, we made the strategic decision to exit the men’s product line and to expand the current core female assortment of maurices merchandise with styles targeted at the plus-size female customer. maurices merchandise is primarily sold under two brands, maurices and Studio Y. The maurices brand encompasses women’s casual clothing, career wear and accessories. Studio Y represents women’s dressy apparel. Our maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. We seek to differentiate maurices from those retailers by offering a wider selection of style, color and current fashion and by the shopping experience we offer, which emphasizes a visually stimulating environment with a helpful staff. While our maurices stores offer a core merchandise assortment, individual maurices stores vary and augment their merchandise assortment to reflect individual store demands and local market preferences.

All of our stores are directly managed and operated by us. Virtually all of our stores are open seven days a week and most evenings. We utilize creative incentive programs and comprehensive training programs to ensure that our customers receive friendly and helpful service.

We acquired Maurices Incorporated in January 2005. The acquisition was a good fit for us because we share similar values and business cultures. Since the acquisition, while we have maintained each of our brand’s distinct focus and appeal, keeping many functions separate, we have also sought appropriate opportunities to generate synergies through leveraging certain centralized functions, such as taxes, purchasing, lease administration, imports and loss prevention. We believe our synergies have improved both dressbarn’s and maurices’ performance.

Locations and Properties

As of July 28, 2007, we operated 1,428 stores in 48 states and the District of Columbia. 848 of the stores were conveniently located in strip centers and 235 stores were located in outlet centers. During Fiscal 2007, no store accounted for as much as 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:
Type of Facility	dressbarn Stores	dressbarn woman Stores	Combo Stores	maurices Stores	Total

Strip Shopping Centers	107	20	435	286	848
Outlet Malls and Outlet Strip Centers	36	20	153	26	235
Free Standing, Downtown and Enclosed Malls	18	3	29	295	345

Total	161	43	617	607	1,428

As of July 28, 2007, dressbarn had 6.1 million total square feet in all its stores and maurices had 2.9 million total square feet. All of our store locations are leased. Our leases typically contain renewal options and also provide an option to terminate at little or no cost, particularly in the early years of a lease, if specified sales volumes are not achieved. Our dressbarn stores are primarily concentrated in the north-east while our maurices stores are primarily concentrated in the mid-west.

During Fiscal 2007, we opened 42 dressbarn Combo stores and converted five existing stores to Combo stores. We also opened 64 maurices stores during Fiscal 2007. We evaluate store-level performance and seek to close or relocate underperforming stores. During Fiscal 2007, we closed 17 locations, including 14 dressbarn stores and 3 maurices stores. We expect to open approximately 106 new stores in Fiscal 2008, comprised of approximately 41 dressbarn locations (almost all of which will be Combo stores) and approximately 65 maurices locations. Net of store closings, we currently plan to increase our aggregate dressbarn square footage by approximately 3%, and maurices by approximately 9%, in Fiscal 2008.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our corporate offices and our dressbarn distribution center, with the remainder of the facility leased. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three adjacent office buildings totaling 150,564 square feet. We also own a 360,000 square-foot distribution center in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.

Advertising and Marketing

We rely on direct mail, national print advertising in lifestyle magazines and compelling window and in-store marketing materials to communicate our fashion and promotional message. We utilize a customer relationship management system to track customer transactions and determine strategic decisions for our direct mail initiatives. We pursue a public relations strategy to garner editorial exposure.

We participate in national cause-related marketing initiatives that resonate with our customers, creating brand affinity. Our current key partners in these programs include The American Cancer Society, Dress for Success, American Heart Association, and World Vision. We believe these programs, which are conducted at the local level, reinforce that our stores are important and integral members of their communities.

Trademarks

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands (dressbarn, maurices, and Studio Y, among others). We believe our dressbarn, dressbarn woman, maurices and Studio Y trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

Employees

As of July 28, 2007, we had approximately 13,200 employees, approximately 8,000 of whom worked part-time. We typically add temporary employees during peak selling periods. None of our employees are covered by any collective bargaining agreement. We consider our employee relations to be good.

Seasonality

We have historically experienced substantially lower earnings in our second fiscal quarter ending in January, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the number and timing of new store openings and closings, net sales contributed by new stores and changes in our merchandise mix.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, reducing their selling prices. Some of our competitors include JCPenney, Kohl’s, Old Navy, Target and Sears. Other competitors may move into the markets that we serve. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitment or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

Available Information

We maintain our corporate Internet website at www.dressbarn.com. The information on our Internet website is not incorporated by reference into this report. We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after they have been so filed or furnished.

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

Our growth is dependent, in large part, upon our ability to successfully add new stores. In addition, on a routine basis, we close underperforming stores, which may result in write-offs. The success of our growth strategy depends upon a number of factors, including the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base. We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth. Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse effect on our growth prospects.

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

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business depends on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control. This may result in our inability to obtain sufficient quantities of merchandise or increase our cost, thereby negatively impacting sales, gross profit and net earnings.

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

We rely on our existing management information systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. Any disruption in the operation of our management information systems, or our failure to continue to upgrade, integrate or expend capital on such systems as our business expands, would have a material adverse effect on our business. We will begin utilizing the Oracle Retail Merchandising System for the dressbarn segment starting in Fiscal 2008. A version of this merchandising system is already utilized by our maurices segment. We engaged several third-party consulting firms to assist with the implementation. We also dedicated several internal personnel on a part-time and a full-time basis to work on the implementation. The purpose of the Oracle Retail Merchandising system is to expand our capability to identify and analyze sales trends and consumer data, and achieve planning and inventory management improvements. Any delays or difficulties in utilizing the Oracle Retail Merchandising System or integrating it with our other systems or any other disruptions affecting any of our information systems could have a material adverse impact on our business, financial condition and results of operations.

Our business could suffer as a result of a manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers manufacture these goods. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could cause us to miss sales of seasonal items, which could affect our ability to attain goods which would have a material adverse impact on our business.

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

Our success and our ability to execute our business strategy depend largely on the efforts of our management. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not have key man life insurance on our key personnel. We compete for experienced personnel with companies who have greater financial resources than we do. If we fail to attract, motivate, and retain qualified personnel, it could harm our business and limit our ability to expand.

A decline in general economic conditions may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, gas prices, salaries, wage rates, the availability of consumer credit, consumer confidence, and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales by us. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Our new product line may not result in increased profitability for us.

We have introduced a new product line within the operating segment of maurices. In the third quarter of Fiscal 2007, maurices began transitioning out of the men’s product line in order to introduce female plus-sizes beginning in the fourth quarter of Fiscal 2007.

Covenants in our revolving credit facility agreement may impose operating restrictions.

Our revolving credit facility agreement has financial covenants with respect to consolidated net worth, as well as other financial ratios. If we fail to meet these covenants or obtain appropriate waivers, our lender may terminate the revolving credit facility.

Our business may be affected by regulatory and litigation developments.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business.

Natural disasters,war and acts of terrorism on the United States or international economies may adversely impact our business.

A significant act of terrorism or a natural disaster event on the United States or elsewhere, could have an adverse impact on us by, disrupting the production or information systems, or lead to lower client traffic. Additionally, any of these events could result in higher costs of doing business, hindrance of imports or domestic products to us and reduced consumer confidence and spending resulting in a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock, and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot assure that our disclosure controls, procedures and internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act of 2002 could have a material adverse impact on our business, our financial condition and the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 28, 2007, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

	Leases	Number with	Number Without
Fiscal Years	Expiring	Renewal Options	Renewal Options

2008	287	103	184
2009	259	170	89
2010-2012	654	505	149
2013 and thereafter	228	158	70

Total	1,428	936	492

New store leases generally provide for a base rent of between $6 and $32 per square foot per annum. Most leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 28, 2007 and excluding locations acquired after July 28, 2007, for Fiscal 2008, are approximately $144.5 million. In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with our company of the Executive Officers of the Registrant:

Name	Age	Positions

Elliot S. Jaffe	81	Chairman of the Board and
		Co-Founder
David R. Jaffe	48	President,
		Chief Executive Officer and Director
Vivian Behrens	54	Senior Vice President and Chief
		Marketing Officer
Armand Correia	61	Senior Vice President and Chief
		Financial Officer
Gene Wexler	52	Senior Vice President,
		General Counsel, and Assistant Secretary
Reid Hackney	49	Vice President - Finance and Corporate Controller

Mr. Elliot S. Jaffe was Chief Executive Officer of our company from 1966 until February 2002.

Mr. David R. Jaffe became President and Chief Executive Officer in February 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since September 2001. He had been Vice Chairman since February 2001. He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe, Secretary and Treasurer of our company.

Ms. Vivian Behrens has been employed by our company since September 2002 as Senior Vice President and Chief Marketing Officer. She was a member of our Board of Directors from 2001 to 2002. Previously, Ms. Behrens was President of Vivian B Consulting, a marketing consultant to several retail and consumer product companies. She was Chief Executive Officer of Posh & Sticks, Ltd., a consumer products multi-channel retailer, from 1999 to 2000. From 1998 to 1999 she was Senior Vice President-Marketing of the Foot Locker Division of Venator, Inc. From 1994 to 1997 she was Vice President-Marketing of Charming Shoppes, Inc. Previously she held senior marketing positions at Limited Inc. and Avon Products, Inc.

Mr. Armand Correia has been Senior Vice President and Chief Financial Officer of our company since 1991.

Mr. Gene Wexler has been Senior Vice President and General Counsel and Assistant Secretary of our company since 2005. He previously served as Vice President, General Counsel and Secretary for Del Laboratories from 1999 until 2005.

Mr. Reid Hackney became Vice President - Finance and Corporate Controller in January 2005. Prior to that date he was Vice President - Finance and Controller. He has been employed at our company since 1983.

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

	Fiscal 2007		Fiscal 2006
Fiscal Period	High	Low	High	Low

First Quarter	$24.25	$16.91	$13.39	$10.75
Second Quarter	$24.93	$20.48	$22.50	$12.44
Third Quarter	$23.56	$18.90	$26.79	$23.26
Fourth Quarter	$23.40	$18.36	$28.09	$20.28

Number of Holders of Record

As of October 5, 2007, we had approximately 251 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of our Board of Directors. Payments of dividends are limited in any one year by the revolving credit facility.

Performance Graph

The following graph illustrates, for the period from July 27, 2002 through July 28, 2007, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index, (3) the S&P Specialty Apparel Retailers Index and (4) an index of four peer companies selected by us. We have chosen to use this peer group index in its performance graph because management believes the peer group index is a better reflection of our competitors in the marketplace. The peer group consists of all other publicly traded women’s specialty apparel chains known to us that we compete with directly: The Cato Corporation, Charming Shoppes, Inc., Deb Shops, Inc. and United Retail Group, Inc.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
DOLLARS
2002
2003
2004
2005
2006
2007
YEARS
The Dress Barn Inc.
S & P 500
S&P Specialty Apparel Index
Peer Group

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 28, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,677,329	$10.35	6,475,118
Equity compensation plans not approved by security holders	-	-	-

Total	5,677,329	$10.35	6,475,118

Issuer Purchases of Equity Securities(1)
Quarter Ending July 28, 2007

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 29, 2007 through May 26, 2007	-	-	-	-
May 27, 2007 through June 30, 2007	-	-	-	-
July 1, 2007 through July 28, 2007	1,010,000	$19.74	1,010,000	1,542,983

(1)  We recently completed a $75 million stock buyback program (the “Program”) which was originally announced on April 5, 2001. Under the Program, we may repurchase our shares from time to time, either in the open market or through private transactions, whenever it appears prudent to do so. The Program has no expiration date. As of July 28, 2007, the remaining authorized amount for stock repurchases under the Program was $28 million which was purchased in August 2007. In September 2007, our Board of Directors authorized an additional $100 million stock buyback program. The purchases are authorized to be made by us from time to time when market conditions warrant. The 2007 stock buyback program authorizes the purchase of Dress Barn Common Stock through open market purchases and/or privately negotiated transactions and will be subject to applicable SEC rules

(2)	Based on the closing price of $18.36 at July 27, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, MD&A and Quantitative and Qualitative Disclosures About Market Risk included in this Form 10-K.

	Fiscal Year Ended
In thousands, except earnings per share and store operating data	July 28, 2007	July 29, 2006	July 30, 2005	July 31, 2004	July 26, 2003
			(2)
Net sales	$1,426,607	$1,300,277	$1,000,264	$754,903	$707,121
Cost of sales, including occupancy and buying costs (excluding depreciation)	842,192	773,631	621,656	472,198	451,579
Selling, general andadministrative expenses	383,652	353,031	286,751	212,477	194,005
Depreciation and amortization	45,791	41,679	34,457	23,197	22,262
Litigation (3)	-	-	(35,329)	3,329	32,000
Operating income	154,972	131,936	92,729	43,702	7,275

Interest income	7,051	2,656	1,735	2,204	3,332
Interest expense	(4,883)	(5,364)	(10,230)	(1,959)	(164)
Other income	1,382	1,526	1,526	1,526	779
Earnings before income taxes	158,522	130,754	85,760	45,473	11,222

Income taxes	57,340	51,800	33,200	14,541	4,039

Net earnings	$101,182	$78,954	$52,560	$30,932	$7,183

Earnings per share - basic (1)	$1.63	$1.29	$0.88	$0.53	$0.12
Earnings per share - diluted (1)	$1.45	$1.15	$0.86	$0.51	$0.11

Balance sheet data:		(As restated)	(As restated)	(As restated)	(As restated)
Working capital	$104,332	$15,880	$40,756	$164,194	$135,313
Total assets	$981,325	$842,697	$716,245	$489,316	$449,787
Total long-term debt	$28,540	$29,751	$155,900	$31,988	$33,021
Shareholders' equity	$509,401	$409,147	$313,128	$252,958	$217,421

Percent of net sales:
Cost of sales, including occupancy and buying costs, excluding depreciation and amortization	59.0%	59.5%	62.1%	62.6%	63.9%
Selling, general and administrative expenses	26.9%	27.2%	28.7%	28.1%	27.4%
Litigation	0.0%	0.0%	(3.5%)	0.4%	4.5%
Operating income	10.9%	10.1%	9.3%	5.8%	1.0%
Net earnings	7.1%	6.1%	5.3%	4.1%	1.0%

(1) All earnings per share amounts reported above reflect the 2-for-1 stock split, effective April 3, 2006.
(2) Includes the impact of the acquisition of Maurices Incorporated. See Note 3 to the consolidated financial statements.
(3) See Note 4 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. Fiscal 2007 refers to the 52-week period ended July 28, 2007, Fiscal 2006 refers to the 52-week period ended July 29, 2006, and Fiscal 2005 refers to the 52-week period ended July 30, 2005. Fiscal 2008 refers to our 52-week period that will end on July 26, 2008.

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of our common stock effective April 3, 2006.

During the fourth quarter of 2007, we completed the implementation of the Oracle Retail (Retek) merchandising system. We will begin utilizing this system in the first quarter of Fiscal 2008 for merchandising, the retail stock ledger and data warehousing.

During the fourth quarter of 2007, we accumulated enough historical data for gift certificates and certain merchandise credits to determine the “gift card breakage” rate for both dressbarn and maurices. This is further explained below in Critical Accounting Policies and Estimates under Revenue Recognition.

As more fully discussed below in Note 1 and Note 12 to the consolidated financial statements, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS No. 123R”), effective July 31, 2005.  We adopted the modified prospective transition method provided under SFAS No. 123R and consequently have not retroactively adjusted results for prior periods.

Restatement of Previously Issued Financial Statements

In the fourth quarter of Fiscal 2007, we identified errors in the way we had previously classified our Convertible Senior Notes (Note 5) on our balance sheet as of July 29, 2006. The balance sheet classification of the Notes between a current liability and a long-term liability is dependent upon certain conversion rights, as defined in Note 5 - Debt. As of January 30, 2006 and continuing through October 26, 2007, the holders of the Notes are able to convert their Notes as described in Note 5 because our stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period. Accordingly, this obligation should have been classified as a current liability in the accompanying consolidated balance sheet as of July 29, 2006. In addition we identified an error in the way we had previously classified our deferred compensation between current liabilities and long-term liabilities. These reclassifications required our balance sheet as of July 29, 2006 to be restated, and affected our previously reported current deferred tax assets, current liabilities, long-term debt, and deferred income tax liabilities as of July 29, 2006 and our consolidated statements of cash flows for the fiscal years ended July 26, 2006 and July 30, 2005 to be restated. These reclassifications do not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities.

See Note 13 to the consolidated financial statements of this report for a summary of the effects of this restatement. These restatement adjustments did not impact our previously reported Consolidated Statements of Earnings, or Consolidated Statements of Shareholders’ Equity.

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

We operate a chain of women’s apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman. maurices introduced female plus-sizes in the fourth quarter of Fiscal 2007.

The retail environment remains very competitive. With the acquisition of maurices, we have diversified our core business and believe it will improve our future growth potential. The addition of maurices has allowed us to broaden our demographic reach and diversify our retail base. We expect to continue our strategy of opening new stores while closing under-performing locations. We expect to continue store expansion focusing on both expanding in our major trading markets and developing and expanding into new domestic markets. For Fiscal 2008, we are currently projecting net square footage growth in the mid single-digit percentage range.

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

We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes. It should be noted that maurices comparable store sales for Fiscal 2006 were calculated in the same manner as dressbarn using historical pre-acquisition and post-acquisition data for the comparable Fiscal 2005 period.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
Net sales growth	9.7%	30.0%	32.5%
dressbarn comparable store sales	3.8%	9.9%	5.0%
maurices comparable store sales	6.9%	5.0%	N/A
Total comparable store sales growth	4.8%	8.2%	5.0%
Cost of sales, including occupancy and buying costs, excluding depreciation	59.0%	59.5%	62.1%
Square footage growth	5.0%	19.1%	25.6%
Total store count	1,428	1,339	1,272
Diluted earnings per share (1)	$1.45	$1.15	$0.86
SG&A as a percentage of sales	26.9%	27.2%	28.7%
Capital expenditures (in millions)	$63.0	$48.3	$31.4

(1) All earnings per share amounts reported above reflect the 2-for-1 stock split, effective April 3, 2006

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions. Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of earnings.

Results of Operations

The table below sets forth certain financial data expressed as a percentage of our net sales for the periods indicated:

	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005

Net sales	100.0%	100.0%	100.0%
Cost of sales, including occupancy and buying costs,
excluding depreciation	59.0%	59.5%	62.1%
Selling, general and
administrative expenses	26.9%	27.2%	28.7%
Depreciation and amortization	3.2%	3.2%	3.4%
Litigation	0.0%	0.0%	(3.5%)
Interest income	0.5%	0.2%	0.2%
Interest expense	(0.3%)	(0.4%)	(1.0%)
Earnings before income taxes	11.1%	10.1%	8.6%
Net earnings	7.1%	6.1%	5.3%

We believe that maurices is a reportable segment due to management’s review of maurices’ separately available operating results and other financial information used to regularly assess their performance for decision-making purposes. maurices is discussed separately in the following Management’s Discussion and Analysis, as appropriate.

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales for the fifty-two weeks ended July 28, 2007 increased 9.7% to $1,426.6 million from $1,300.3 million in the prior year. This increase was mainly driven by the same store sales increase of 4.8% and a square footage increase of approximately 5.0%. The same store sales increase was the result of several factors including increased customer traffic to our stores and more customer transactions. We believe the increase in the number of customer transactions was the result of continuing customer acceptance of our more updated and fashionable merchandise assortment and targeted marketing and store presentation efforts. Details by brand are as follows:

	Fifty-Two Weeks Ended
(Amounts in millions, except for % change amounts)	July 28, 2007	July 29, 2006	% Change
Net sales
dressbarn and dressbarn woman brands	$934.8	$876.2	6.7%
maurices brand	491.8	424.1	16.0%
Consolidated net sales	$1,426.6	$1,300.3	9.7%

During Fiscal 2007, the dressbarn brand showed sales strength across all regions of the country, delivering the fourteenth consecutive quarter of positive comparable store sales. All regions posted increased comparable store sales for the fifty-two week period. The best performing departments were leather and outerwear, social and dresses. The weakest departmental performers were suits, woven tops and coordinates.

For the maurices brand, the Northeast and the Northwest led regional performance. Strong sales trends were noted for knit tops, sweaters and denim bottoms.

Revenue also includes income from the non-redemption of a portion of gift cards and gift certificates sold, and merchandise credits issued (gift card breakage). During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. As a result, in the fourth quarter of fiscal 2007, we recognized $3.7 million of breakage income related to unredeemed gift cards which included $2.6 million for dressbarn and $1.1million for maurices.

Cost of sales, including occupancy and buying costs, excluding depreciation
Cost of sales decreased by 50 basis points to 59.0% of net sales in the current year period from 59.5% of net sales in the prior year period. For the dressbarn brand, cost of sales was $554.4 million or 59.3% of net sales, a decrease of 40 basis points as compared to $523.2 million or 59.7% from the same period last year. This decrease was the result of higher merchandise margins from last year mainly due to slightly lower markdowns and the leveraging of store occupancy costs. maurices cost of sales for Fiscal 2007 was $287.7 million or 58.5% of net sales as compared to $250.5 million or 59.1% of net sales in Fiscal 2006. The decrease in cost of sales was the result of increased markon and lower markdowns as well as leveraging occupancy, buying and distribution center costs due to the comparable store sales increase.

SG&A
As a percentage of sales, selling, general and administrative expenses (“SG&A”) decreased 30 basis points to 26.9% of net sales versus 27.2% last year. On a divisional basis, dressbarn SG&A decreased 60 basis points to 27.5% of net sales versus 28.1% last year due primarily to leveraging of payroll related expenses and other fixed costs and reductions in professional fees, offset by an increase in utilities. maurices SG&A was $126.1 million or 25.6% of net sales for the Fiscal 2007 as compared to $106.9 million or 25.2% in Fiscal 2006. The increase is primarily related to greater marketing investments and increased health insurance costs.

Depreciation and Amortization
Depreciation expense for the fifty-two week period was $45.8 million, an increase of $4.1 million from last year. The increase is primarily due to the new store growth.

Interest Income
Interest income for the fifty-two week period was $7.1 million as compared to interest income of $2.7 million last year. The increase was due to the increase in funds invested in marketable securities and investments over the fiscal year as compared to Fiscal 2006. The majority of our interest income is derived from tax-free municipal bonds and overnight tax-free investment funds.

Interest Expense
Interest expense for the fiscal year decreased to $4.9 million from $5.4 million due to lower average debt levels over the comparable prior year period. We acquired maurices in Fiscal 2005. Part of the funds for this investment were raised by issuance of $115 million of convertible senior notes, and $100 million borrowed under the Senior Credit Facility, as described in Note 5 to the consolidated financial statements. In Fiscal 2006, we repaid the remaining $10 million under the $100 million Senior Credit Facility.

Other Income
Other income for the fiscal year was $1.4 million. The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income Taxes
The effective tax rate for Fiscal 2007 decreased to 36.2%, as compared to 39.6% in Fiscal 2006. The income tax provision for Fiscal 2007 was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts. In addition we benefited from a lower state tax rate and higher tax exempt income. Refer to Note 9 to the consolidated financial statements for additional details of our income tax amounts.

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

Cost of sales, including occupancy and buying costs, excluding depreciation
Cost of sales decreased 260 basis points from 62.1% of net sales in the prior year period. For the dressbarn brand, cost of sales was $523.1 million or 59.7% of net sales, a decrease of 250 basis points as compared to $490.9 million or 62.3% of net sales for the same period last year. Merchandise margins increased to 56.2% from 55.0% last year mainly due to lower markdowns. The leveraging of store occupancy costs was achieved due to the comparable store sales performance of 9.9%. For the maurices brand, cost of sales for Fiscal 2006 was $250.5 million or 59.1% of net sales as compared to $130.9 million or 61.7% of net sales in Fiscal 2005, which only included 30 weeks of maurices results. The decrease in cost of sales was the result of increased markon and lower markdowns as well as leveraging occupancy, buying and distribution center costs.

SG&A
As a percentage of sales SG&A decreased 150 basis points to 27.2% of net sales versus 28.7% last year. On a divisional basis, dressbarn SG&A decreased 120 basis points to 28.1% of net sales versus 29.3% last year. The decrease was due primarily to leveraging of payroll related expenses (40 basis points) as a result of our 9.9% comparable store sales performance, coupled with total dollar decreases in advertising expense (20 basis points), supplies expense (10 basis points), telephone expenses (10 basis points), credit card and bank charges (10 basis points) and other category costs (40 basis points) for the 52-week period. maurices SG&A was $106.9 million or 25.2% of net sales for the Fiscal 2006 as compared to $56.1 million or 26.4% in Fiscal 2005, which only includes 30 weeks of maurices results. The decrease was due to the strong store selling productivity, coupled with reduced credit card processing rates, and other leveraged overheads. These savings were partially offset by higher Sarbanes-Oxley compliance costs. Our adoption of SFAS No. 123R resulted in the recording of compensation expense of $4.4 million for share-based payments (stock options and restricted stock) in Fiscal 2006, partially offsetting the decrease in SG&A.

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

Liquidity and Capital Resources

Cash generated from operating activities and available lines of credit under our revolving credit facility provide the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.

Our growth strategy includes expanding existing major trading markets, developing and expanding into new markets and the possibility of acquisitions. We periodically consider and evaluate these options to support future growth. In the event we do pursue such options, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At July 28, 2007, we had cash, cash equivalents, and marketable securities of $244.6 million as compared to $153.0 million as of July 29, 2006. The increase in cash, cash equivalents, and marketable securities was primarily driven by generation of operating cash flows net of capital expenditures.

Net cash provided by operations was $155.2 million for the fifty-two weeks ended July 28, 2007 compared with $164.1 million during last year’s comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjusted for non-cash items such as depreciation and amortization, gift card breakage, and a tax benefit related to share-based compensation and changes in working capital account balances, specifically the other long-term liabilities, trade accounts payable, accrued expenses, accrued salaries and wages and customer credits, offset by the increase in merchandise inventories and income tax payable.

Merchandise inventories were $197.1 million at July 28, 2007 compared to $170.5 million at July 29, 2006. We believe current inventory levels are appropriate, based on sales trends and the industry environment.

As of July 28, 2007, $44 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business. The $44 million available under the credit agreement represents the $100 million from our revolving credit facility less $56 million of outstanding letters of credit at July 28, 2007. We also have an option to increase the revolving credit facility by $50 million.

Net cash used in investing activities was $125.6 million for the fifty-two weeks ended July 28, 2007. We made net investments of $59.0 million in marketable securities and investments during Fiscal 2007. We also purchased $63.0 million of property and equipment mainly for new store openings, store remodels and renovations and information system implementations during Fiscal 2007.

We invested $328 million in connection with our acquisition of maurices in Fiscal 2005. The funds for this investment were raised by issuance of $115 million of convertible senior notes, $100 million borrowed under the Senior Credit Facility, as described in our footnotes to Consolidated Financial Statements and below, and the proceeds from the sale of marketable securities. In Fiscal 2006, we repaid the remaining balance of the Senior Credit Facility.

In January 2003, Dunnigan Realty, LLC, our wholly-owned consolidated subsidiary, purchased the Suffern facility, of which the major portion is our corporate offices and dressbarn distribution center, for approximately $45.3 million utilizing internally generated funds. In July 2003, Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan. The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

Net cash provided by financing activities was $3.3 million during Fiscal 2007 while net cash used by financing activities was $2.8 million during Fiscal 2006. Cash was provided primarily from the exercise of stock options and the related excess tax benefits.

On April 5, 2001, our Board of Directors approved a stock repurchase program in which we are authorized to purchase on the open market or in privately negotiated transactions up to $75 million of our common stock. We purchased approximately 1,010,000 shares for an aggregate amount of $19.9 million in Fiscal 2007. As of Fiscal 2007, we had purchased 5,895,400 shares at an aggregate purchase price of approximately $46.7 million. At July 28, 2007, we had $28.3 million of purchase availability remaining which was used in August 2007. In September 2007, our Board of Directors authorized an additional $100 million stock buyback program. Purchases of shares of our common stock will be made at our discretion from time to time, subject to market conditions and prevailing market prices.

We anticipate that total capital expenditures for Fiscal 2008 will be approximately $75 million. Of this amount, approximately $65 million is for new store openings, renovations and remodels, and information system upgrades.  We plan to open approximately 106 additional stores in the upcoming fiscal year.

We do not have any undisclosed material transactions or commitments involving related persons or entities. We held no material options or other derivative instruments at July 28, 2007. We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments, and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 28, 2007 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2008	Fiscal 2009- 2010	Fiscal 2011- 2012	Fiscal 2013 And Beyond
Operating lease obligations	$537,737	$144,517	$204,823	$117,965	$70,432
Mortgage principal	29,751	1,211	2,624	2,919	22,997
Mortgage interest	14,530	1,557	2,911	2,616	7,446
Convertible Senior Notes (1)	115,000	115,000	-	-	-
Convertible Senior Notes interest (1)	50,313	2,875	5,750	5,750	35,938
Total	$747,331	$265,160	$216,108	$129,250	$136,813

(1) Holders of the convertible senior notes may convert their notes into cash and shares of our common stock at a conversion rate of 95.1430 shares per $1,000 principal amount of convertible senior notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of our common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain transactions. As of July 29, 2007 and continuing through October 27, 2007, the holders of the convertible senior notes may convert their notes as described above because our stock price closed at or above $12.61 per share for twenty trading days within the thirty-trading-day period ending on July 27, 2007. Upon conversion, we would deliver cash to the extent of the aggregate principal amount of convertible senior notes to be converted and our conversion obligation. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. Therefore as holders of the convertible senior notes elect to convert their notes, the principal amount of the notes would be currently payable and subsequent associated interest payments would be relinquished. The interest on the Convertible Senior Notes assumes no exercise of the conversion put by the holders.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 28, 2007. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $38.0 million, $36.5 million and $32.2 million, respectively.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2008	Fiscal 2009- 2010	Fiscal 2011- 2012	Fiscal 2013 And Beyond
Trade letters of credit	$49,221	$49,221	$-	$-	$-
Standby letters of credit	6,447	6,447	-	-	-
Firm purchase orders	863	863	-	-	-
Total	$56,531	$56,531	$-	$-	$-

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008). The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our Fiscal 2007). The cumulative effect, if any, of applying the provisions of SAB No. 108 is reported as an adjustment to beginning-of-year retained earnings. We adopted SAB 108 during fourth quarter of Fiscal 2007. The adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Seasonality

The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. We expect this trend to continue for Fiscal 2008. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in same store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in our merchandise mix.

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

 Sales from purchases made with gift cards, gift certificates, and layaway sales are recorded when the customer takes possession of the merchandise. Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates. We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions. Prior to Fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in Fiscal 2006 or Fiscal 2005. During the fourth quarter of Fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. As a result, in the fourth quarter of Fiscal 2007, we recognized $3.7 million of breakage income related to unredeemed gift cards which included $2.6 million for dressbarn and $1.1million for maurices.

Cash and cash equivalents

We consider our highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. We also consider receivables related to credit card purchases to be equivalent to cash. The majority of our money market funds at July 28, 2007 were maintained with one financial institution. We maintain cash deposits and cash equivalents with well-known and stable financial institutions. However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Merchandise Inventories

Our inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. We include in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs excluding depreciation and all costs associated with our buying and distribution functions. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in the third and fourth quarters to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the first, second, and third fiscal quarters of the fiscal year. We continuously review our inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, our gross margins could increase or decrease and, accordingly, affect our financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on our results of operations.

Impairment of Long-lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, we regularly evaluate our computer-related and other assets and revise the depreciation over the estimated useful life if the asset is no longer in use or has limited future value.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 28, 2007 and July 29, 2006, these reserves were $8.4 million and $7.8 million, respectively. We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. We have stop-loss insurance coverage for individual claims in excess of $250,000. We believe our accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill or intangible assets with indefinite lives but, rather, we are required to evaluate goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices products, a change in the competitive environment or other industry and economic factors. Goodwill and intangible assets with indefinite lives are evaluated for impairment annually under the provisions of SFAS No. 142. Our annual assessment date is on or about June 30th.

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

Leases with related parties

We lease two stores from its Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 28, 2007 are approximately $312,000 annually and in the aggregate $1.1 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for Fiscal years 2007, 2006 and 2005 under these leases amounted to approximately $389,000, $364,000 and $335,000, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in market interest rates can affect our investments of cash, cash equivalents and marketable securities. Financial instruments, which potentially subject us to concentrations of credit risk, are principally bank deposits and short-term money market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. Additionally, adverse changes in interest rates will not have a material affect on our financial condition due to the short-term nature of these investments.

Our outstanding long-term liabilities as of July 28, 2007 consisted of $28.5 million of our 5.3% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, we issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. On July 27, 2007, the market value of the Convertible Senior Notes was $215.3 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

We also entered into a $100 million senior credit facility with a group of banks on December 21, 2005. Under that senior credit facility, we have available a revolving credit facility with borrowings of up to $100 million at a variable rate. At July 28, 2007, we had no outstanding borrowings under the revolving credit facility. As of July 28, 2007, we had used $56 million of the $100 million revolving credit facility for outstanding letters of credit leaving a net available balance of $44 million.

We hold no material options or other derivative instruments at July 28, 2007.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 28, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 28, 2007. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of July 28, 2007. Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Controls Over Financial Reporting

During the fourth quarter of Fiscal 2007, we engaged the same outside service provider that tracks our stock option activity to also perform the calculation of compensation expense relating to stock options activity of our stock option plan.  As appropriate, we have modified the design and documentation of internal control process and procedures relating to the change to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

We have audited The Dress Barn, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of July 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained effective internal control over financial reporting as of July 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 28, 2007 of the Company and our report dated October 8, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
October 8, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.  We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.dressbarn.com, then “Investor Relations”, then under the Investors Relations pull-down menu, click on “Code of Ethics”. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15. (b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 3.4, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference (utilizing the same exhibit numbers) from the sources shown.

Exhibit		Incorporated By
Number	Description	Reference From

3.1	1983 Amended and Restated Certificate of Incorporation	(1)

3.2	Amendments to Amended and Restated Certificate of Incorporation	(2)

3.3	Amendment to Certificate of Incorporation, filed with the Connecticut	(3)
	Secretary of State on December 19, 2005

3.4	Amended and Restated By-Laws (as amended through May 31, 2007)

4	Specimen Common Stock Certificate	(1)

10.1	Purchase and Sale Agreement, dated January 28, 2003,	(5)
	Between Rockland Warehouse Center Corporation, as seller,
	and Dunnigan Realty, LLC, as buyer with respect to
	30 Dunnigan Drive, Suffern, NY

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance	(6)
	Company to Dunnigan Realty, secured by mortgage on 30
	Dunnigan Drive, Suffern, NY

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe
	or members of his family or related trusts:
	10.6.1 Danbury, CT store	(1)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office
	and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated	(10) *
effective September 29, 2005)

10.8	Employment Agreement with Elliot S. Jaffe
	dated May 2, 2002	(11) *

10.9	Amendment dated July 10, 2006 to Employment Agreement dated	(12) *
May 2, 2002 with Elliot S. Jaffe

10.10	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.11	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13) *
10.12	Employment Agreement dated July 26, 2005 with Gene Wexler	(14) *

10.13	* Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe	(15)
dated August 29, 2006

10.14	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail	(16) *
.	Consulting Ltd

10.15	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.16	Credit Agreement dated as of December 21, 2005	(18)

10.17	Stock Purchase Agreement dated November 16, 2004
Among The Dress Barn, Inc., Maurices Incorporated and
	American Retail Group, Inc.	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of President and Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President and Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

References as follows:
(1)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.
(2)	The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
(3)	The Company’s Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 333-136061).
(4)	Omitted.
(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.
(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.
(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992.
(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.
(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.
(10)	The Company's Proxy Statement dated October 31, 2005, filed October 31, 2005.
(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.
(12)	The Company’s Report on Form 8-K filed July 13, 2006.
(13)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.
(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005.
(15)	The Company’s Report on Form 8-K filed August 30, 2006.
(16)	The Company’s Report on Form 8-K filed July 19, 2006.
(17)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 02, 2005.
(18)	The Company’s Report on Form 8-K filed December 23, 2005.
(19)	The Company’s Report on Form 8-K filed November 17, 2004.

* Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) EXHIBITS

All exhibits are incorporated by reference as shown in Item 15(b), except Exhibits 3.4, 21, 23, 31.1, 31.2, 32.1 and 32.2, which are filed as part of this Report.

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

Signature	Title	Date

/s/ ELLIOT S. JAFFE		10/10/07
Elliot S. Jaffe	Chairman of the Board

/s/ DAVID R. JAFFE		10/10/07
David R. Jaffe	Director, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ BURT STEINBERG		10/10/07
Burt Steinberg	Director and Executive Director

/s/ KLAUS EPPLER		10/10/07
Klaus Eppler	Director

/s/ RANDY L. PEARCE		10/10/07
Randy L. Pearce	Director

/s/ JOHN USDAN		10/10/07
John Usdan	Director

/s/ KATE BUGGELN	Director	10/10/07
Kate Buggeln

/s/ ARMAND CORREIA		10/10/07
Armand Correia	Chief Financial Officer (Principal
Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the "Company") as of July 28, 2007 and July 29, 2006, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended July 28, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of July 28, 2007 and July 29, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123(R), “Share-Based Payment,” as revised, as of July 31, 2005.

As discussed in Note 13, the accompanying consolidated balance sheet as of July 29, 2006 and the consolidated statements of cash flows for the years ended July 29, 2006 and July 30, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 28, 2007, based the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 8, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
October 8, 2007

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data	July 28, 2007	July 29, 2006

ASSETS		(As restated)
Current Assets:
Cash and cash equivalents	$67,133	$34,168
Restricted cash (see Note 1)	-	100
Marketable securities and investments (see Note 2)	177,446	118,745
Merchandise inventories	197,143	170,487
Current portion of deferred income tax assets (see Note 9)	4,242	2,296
Prepaid expenses and other current assets	17,831	19,404
Total Current Assets	463,795	345,200

Property and Equipment:
Land and buildings	59,246	58,730
Leasehold improvements	157,301	143,240
Fixtures and equipment	217,441	211,083
Computer software	51,215	39,763
	485,203	452,816
Less accumulated depreciation and amortization	228,749	214,751
Property and equipment, net	256,454	238,065

Other Intangible Assets, net (see Note 3)	108,932	110,199
Goodwill (see Note 3)	130,656	132,566
Other Assets	21,488	16,667
TOTAL ASSETS	$981,325	$842,697

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share data	July 28, 2007	July 29, 2006

		(As restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$133,802	$121,198
Accrued salaries, wages and related expenses	30,062	25,704
Other accrued expenses	60,009	38,557
Customer credits	15,141	16,260
Income taxes payable	4,238	11,453
Current portion of long-term debt (see Note 5)	1,211	1,148
Convertible Senior Notes (see Note 5)	115,000	115,000
Total Current Liabilities	359,463	329,320

Long-term debt (see Note 5)	28,540	29,751
Deferred rent and other long-term liabilities	79,218	68,565
Deferred income tax liabilities (see Note 9)	4,703	5,914
Total Liabilities	471,924	433,550

Commitments and Contingencies (see Note 10)

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	-	-
Common stock, par value $0.05 per share: Authorized- 75,000,000 shares
Issued- 62,303,794 and 61,715,588 shares, respectively Outstanding- 61,693,794 and 61,715,588 shares, respectively	3,115	3,086
Additional paid-in capital	106,604	87,673
Retained earnings	411,492	318,380
Treasury stock (common stock at cost, 610,000 shares)	(11,849)	-
Accumulated other comprehensive income	39	8
Total Shareholders’ Equity	509,401	409,147
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$981,325	$842,697
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share data
	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005

Net sales	$1,426,607	$1,300,277	$1,000,264
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	842,192	773,631	621,656
Selling, general and administrative expenses	383,652	353,031	286,751
Depreciation and amortization	45,791	41,679	34,457
Litigation (see Note 4)	-	-	(35,329)
Operating income	154,972	131,936	92,729

Interest income	7,051	2,656	1,735
Interest expense	(4,883)	(5,364)	(10,230)
Other income	1,382	1,526	1,526

Earnings before provision for income taxes	158,522	130,754	85,760

Provision for income taxes	57,340	51,800	33,200

Net earnings	$101,182	$78,954	$52,560

Earnings per share:
Basic	$1.63	$1.29	$0.88
Diluted	$1.45	$1.15	$0.86

Weighted average shares outstanding:
Basic	62,020	61,216	59,570
Diluted	70,022	68,728	61,158

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts and shares in thousands)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
Balance, July 31, 2004	59,238	$2,964	$62,072	$188,757	$(313)	$(522)	$-	$252,958
Net earnings				52,560				52,560
Reversal of unrealized loss on marketable securities						522		522
Total comprehensive income								53,082

Issuance of restricted stock	154	8	1,391				(1,399)	-
Amortization of deferred compensation expense							398	398
Tax benefit from exercise of stock options			2,258					2,258
Employee Stock Purchase Plan activity	12		136					136
Shares issued pursuant to exercise of stock options	1,207	61	5,819					5,880
Purchase of treasury stock	(200)				(1,584)			(1,584)
Retirement of treasury stock		(12)	6	(1,891)	1,897			-
Balance, July 30, 2005	60,411	3,021	71,682	239,426	-	-	(1,001)	313,128
Net earnings				78,954				78,954
Unrealized gain on marketable securities						8		8
Total comprehensive income								78,962
Issuance of restricted stock	24	1	(1)					-
Restricted stock compensation expense			641					641
Tax benefit from exercise of stock options			5,526					5,526
Employee Stock Purchase Plan activity	15		285					285
Shares issued pursuant to exercise of stock options	1,266	64	6,121					6,185
Share based compensation - stock options			4,420					4,420
Reclass of deferred compensation upon adoption of SFAS No. 123R, Share Based Payment			(1,001)				1,001	-
Balance, July 29, 2006	61,716	3,086	87,673	318,380	-	8	-	409,147
Net earnings				101,182				101,182
Unrealized gain on marketable securities						31		31
Total comprehensive income								101,213
Issuance of restricted stock	39	2	(2)					-
Restricted stock compensation expense	(5)		1,091					1,091
Tax benefit from exercise of stock options			5,863					5,863
Employee Stock Purchase Plan activity	15	1	298					299
Shares issued pursuant to exercise of stock options	939	46	6,465					6,511
Share based compensation - stock options			5,216					5,216
Purchase of treasury stock	(1,010)				(19,939)			(19,939)
Retirement of treasury stock		(20)		(8,070)	8,090			-
Balance, July 28, 2007	61,694	$3,115	$106,604	$411,492	$(11,849)	$39	$-	$509,401

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands
	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
		(As restated)	(As restated)
Operating Activities:
Net earnings	$101,182	$78,954	$52,560
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	45,791	41,679	34,457
Impairments and asset disposals	2,363	3,794	6,136
Deferred taxes	(1,533)	(5,705)	26,787
Deferred rent and other occupancy costs	(4,520)	5,092	1,268
Share based compensation	5,216	4,449	-
Tax benefit on exercise of unqualified stock options	5,863	5,526	2,258
Excess tax benefits from stock-based compensation	(5,721)	(1,882)	-
Amortization of debt issuance cost	372	808	3,920
Amortization of bond premium cost	108	59	-
Increase in cash surrender value of life insurance	(441)	(818)	(522)
Restricted stock compensation expense	1,091	641	398
Realized loss on sales of securities	215	3	579
Gift card breakage	(3,724)	-	-
Other	(354)	-	-
Changes in assets and liabilities, net of acquisition:
(Increase) in merchandise inventories	(26,656)	(2,844)	(17,256)
Decrease/(increase) in prepaid expenses and other current assets	2,171	(6,469)	3,780
Decrease / (increase) in other assets	450	2,479	(650)
Increase in accounts payable	12,604	13,496	22,874
Increase in accrued salaries, wages and related expenses	4,358	3,856	5,305
(Decrease) in litigation accrual	-	-	(36,128)
Increase in other accrued expenses	7,313	1,800	2,428
Increase / (decrease) in customer credits	2,605	3,411	(938)
(Decrease) / increase in income taxes payable	(8,839)	9,839	(6,553)
Increase in other long-term liabilities	15,318	5,918	4,880
Total adjustments	54,050	85,132	53,023
Net cash provided by operating activities	155,232	164,086	105,583

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands
	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
		(As restated)	(As restated)
Investing Activities:
Acquisition of Maurices Incorporated, net of $982 cash acquired	$-	$-	$(328,305)
Return of restricted cash	100	-	38,561
Purchases of property and equipment	(62,986)	(48,276)	(31,381)
Sales and maturities of marketable securities and investments	344,097	460,250	652,629
Purchases of marketable securities and investments	(403,090)	(579,026)	(530,071)
Investment in life insurance policies	(3,279)	(2,200)	-
Purchases of long-term investments	(2,312)	(343)	-
Reimbursement related to acquisition of Maurices Incorporated	1,910	-	-
Net cash used in investing activities	(125,560)	(169,595)	(198,567)

Financing Activities:
Proceeds from issuance of long-term debt	-	-	215,000
Payment of long-term debt	(1,148)	(11,090)	(91,033)
Refund of / (payment) for debt issuance cost	-	10	(8,122)
Purchase of treasury stock	(8,090)	-	(1,584)
Proceeds from Employee Stock Purchase Plan	299	256	136
Excess tax benefits from stock-based compensation	5,721	1,882	-
Proceeds from stock options exercised	6,511	6,185	5,880
Net cash provided by (used in) financing activities	3,293	(2,757)	120,277

Net increase (decrease) in cash and cash equivalents	32,965	(8,266)	27,293
Cash and cash equivalents- beginning of year	34,168	42,434	15,141
Cash and cash equivalents- end of year	$67,133	$34,168	$42,434

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$61,906	$42,660	$12,083
Cash paid for interest	$4,494	$4,892	$5,700
Capital expenditures incurred but not yet paid	$2,290	$1,520	$2,702
Treasury shares purchased not settled	$11,849	$-	$-

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “our,” or similar terms) operate a chain of women's apparel specialty stores. The stores operate principally under the names "dressbarn" and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range. The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) in the United States and offer moderately priced, up-to-date fashions designed to appeal to maurices’ target customers, the 17 to 34 year-old female. During third quarter of Fiscal 2007 maurices began transitioning out of the men’s product line in order to introduce female plus-sizes in the fourth quarter of Fiscal 2007.

Basis of financial statement presentation

Our accounting and reporting policies conform to the generally accepted accounting principles in the United States of America (US GAAP). All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of our common stock effective April 3, 2006.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We report on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal years 2007, 2006 and 2005 consisted of 52 weeks.

Dunnigan Realty, LLC, our wholly-owned subsidiary, was formed in Fiscal 2003 to purchase, own and operate a distribution/office facility in Suffern, New York (the “Suffern facility”), of which the major portion is our corporate offices and dressbarn’s distribution center. Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from us and two additional tenants that occupy the Suffern facility that are not affiliated with us. The rental income from the unaffiliated tenants is shown as “other income” on our Consolidated Statements of Earnings. Intercompany rentals between us and Dunnigan Realty, LLC are eliminated in consolidation.

Revenue recognition

Revenues from retail sales, net of estimated returns, are recognized at the point of purchase upon delivery of the merchandise to the customer and exclude sales taxes. The maurices segment charges its customers a small fee to offset shipping costs to move product from store to store for special order transactions. Amounts related to shipping and handling, billed to customers as part of a sales transaction, are classified as revenue. We record a reserve for estimated product returns when sales are recorded based on historical return trends and is adjusted for known events, as applicable. The changes in the sales return reserve are summarized below:

(amounts in thousands)	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
Balance at beginning of period	$1,550	$1,351	$743
Additions - charge to income	6,760	6,687	7,842
Adjustments and/or deductions	(6,739)	(6,488)	(7,234)
Balance at end of period	$1,571	$1,550	$1,351

Sales from purchases made with gift cards, gift certificates, and layaway sales are recorded when the customer takes possession of the merchandise. Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions. Prior to Fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in Fiscal 2006 or Fiscal 2005. During the fourth quarter of Fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. As a result, in the fourth quarter of Fiscal 2007, we recognized $3.7 million of gift card breakage income related to unredeemed gift cards which included $2.6 million for dressbarn and $1.1 million for maurices.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses, excluding depreciation

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel expenses for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design, sourcing and importing teams, our buyers and our distribution centers personnel. Such compensation and employee benefit expenses include salaries, incentives, share based compensation and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

Segments

Our reportable segments are the dressbarn brands, which are used in 617 Combo stores (a combination of dressbarn and dressbarn woman stores), 161 dressbarn stores, 43 dressbarn woman stores in 46 states as of July 28, 2007 and the maurices brand, which is used in 607 stores in 42 states as of July 28, 2007. We completed the acquisition of Maurices Incorporated in January 2005.

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female. During the third quarter of Fiscal 2007 maurices began transitioning out of the men’s product line in order to introduce female plus-sizes in the fourth quarter of Fiscal 2007. Our maurices stores are concentrated in small markets in the United States, while our dressbarn and dressbarn woman stores tend to be in larger population markets. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes.

Cash and cash equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. We also consider receivables related to credit card purchases to be equivalent to cash. The majority of our money market funds at July 28, 2007 were maintained with one financial institution. We maintain our cash deposits and cash equivalents with well-known and stable financial institutions. However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Restricted cash

At July 29, 2006, restricted cash consisted of $100 thousand held in escrow as required as part of a pending lawsuit. During the second quarter of Fiscal 2007, the pending lawsuit was resolved and the cash was released from escrow.

Marketable securities and investments

We have categorized our marketable securities as available for sale, stated at market value. The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized. The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income.

Merchandise inventories

We value our merchandise inventories at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. We include in cost of sales, net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel expenses for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives. The depreciable lives for buildings is 25 years, furniture and fixtures and machinery and equipment is 10 years, data processing equipment is 7 years, automobiles are 5 years and software is approximately 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to us, management determines at the inception of the lease that renewal is reasonably assured and includes the renewal option period in the determination of appropriate estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Impairment of long-lived assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, we regularly evaluate our computer-related and other assets for recoverability. Based on the review of certain under performing stores, we recorded impairment charges and store closings that are included in selling, general and administrative expenses of $1.7 million in Fiscal 2007 (dressbarn $1.1 million, maurices $0.6 million), $3.2 million in Fiscal 2006 (dressbarn $2.1 million, maurices $1.1 million), and $5.7 million in Fiscal 2005 (dressbarn $5.0 million, maurices $0.7 million). These impairment losses reflect the amount of book value over estimated fair market value of store related assets.

Costs of computer software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the American Institute of Certified Public Accountants (AICPA). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over the useful life of the asset, beginning when the software is ready for its intended use.

Insurance reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities associated with workers’ compensation and employee healthcare benefit claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 28, 2007 and July 29, 2006 these reserves were $8.4 million and $7.8 million, respectively.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We file a consolidated Federal income tax return.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other intangible assets with indefinite lives but, rather, evaluate goodwill and other intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that would trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices’ products, a change in the competitive environment or other industry and economic factors. During the fourth quarter, on or about June 30th, we did perform an assessment for impairment of our goodwill and our intangible assets with indefinite lives. Based on the estimated fair market values (calculated using discounted cash flows, comparable transactions, and comparable public companies) of the goodwill and our intangible assets with indefinite lives, we determined that no impairment exists.

Store preopening costs

Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Marketing and advertising costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place. Marketing and advertising expenses were $21.3 million for Fiscal 2007, $17.3 million for Fiscal 2006, and $15.5 million for Fiscal 2005.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent and other” on the consolidated balance sheets and amortize the deferred rent over the term of the respective lease as reductions to “Cost of sales including occupancy and buying costs” on the consolidated statements of earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

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

Share-based compensation

Effective July 31, 2005, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107, Valuation of share-based payment arrangements for public companies, (SAB 107). Prior to July 31, 2005, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the fiscal year ended July 29, 2006 (“Fiscal 2006”) includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) amortization related to all stock option awards granted subsequent to July 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

During the fifty-two weeks ended July 28, 2007 and July 29, 2006 we recognized approximately $5.2 million and $4.4 million, respectively, in share-based compensation expense related to stock options. During the fifty-two weeks ended July 28, 2007 and July 29, 2006 we recognized approximately $1.1 million and $0.6 million, respectively, in share-based compensation expense related to restricted stock. No compensation cost was recognized prior to July 31, 2005, other than amortization of restricted stock grants.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the following pro forma amounts:

Fiscal Year Ended
(Amounts in thousands, except per share data)	July 30, 2005

Net earnings as reported	$52,560
Add: share-based employee compensation expense included in reported net income, net of taxes	244
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards net of related tax effects	(1,681)

Pro forma net earnings	$51,123

Earnings per share
Basic - as reported	$0.88
Basic - pro forma	$0.86

Diluted - as reported	$0.86
Diluted - pro forma	$0.84

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005

Weighted average risk-free interest rate	4.5%	4.2%	3.6%
Weighted average expected life (years)	4.7	4.9	5.0
Expected volatility of the market price of our common stock	39.5%	42.2%	45.1%
Expected dividend yield	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends. We compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results showed that there were four distinct populations of optionees, the Executives & Officers Group, the Outside Directors group, the Store Managers group and the All Others Group. Thus, we will use different expected term assumptions for these four groups in estimating fair value, as this approach is more precise and yielded a more accurate estimate of fair value than using one term assumption for all groups. The risk-free rate is based on the yield of a US Treasury strip rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted. All option valuation models require input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Financial instruments

Concentration of Credit Risk - Financial instruments, which potentially subject us to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of “triple A” or “double A” rated instruments.

Fair Value of Financial Instruments - At July 28, 2007 and July 29, 2006, our financial instruments consist primarily of cash, cash equivalents, short-term investments, and accounts payable. We believe that the carrying value of these assets and liabilities are representative of their respective fair values. The Convertible Senior Notes are carried on the cost basis, the market value on July 27, 2007 was $215.3 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

Treasury (reacquired) shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock. As of July 28, 2007 we had purchased 610,000 shares at a cost of $11.8 million for which the cash had not yet been expended. This amount was included in other accrued expenses as of July 28, 2007.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes sales, use, value-added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and a customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes included in revenues if such taxes are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial position, results of operations or cash flows. Our revenues from retail sales exclude sales taxes.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our Fiscal 2008). The adoption of FIN 48 is not expected to have a material effect on our consolidated financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our Fiscal 2007). The cumulative effect, if any, of applying the provisions of SAB No. 108 is reported as an adjustment to beginning-of-year retained earnings. We adopted SAB 108 during fourth quarter of Fiscal 2007. The adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

2. Marketable Securities and Investments

We purchase short-term investments and marketable securities that have been designated as “available-for-sale” as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated other comprehensive income.” The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value based on published closing prices of securities at July 28, 2007 and July 29, 2006, are shown below.

	July 28, 2007		July 29, 2006
(Amounts in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost

Municipal bonds	$69,871	$69,832	$29,465	$29,457
Tax-exempt auction rate securities	107,575	107,575	89,280	89,280
Total	$177,446	$177,407	$118,745	$118,737

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

The cost and estimated fair value of our available-for-sale marketable securities and investments by stated maturities at July 28, 2007 is as follows:

(Amounts in thousands)	Estimated Fair Value	Amortized Cost
Due In
One year or less	$46,177	$46,170
One year through five years	11,814	11,785
Over five years through ten years	5,200	5,200
Over ten years	114,255	114,252
Total	$177,446	$177,407

We periodically review our investment portfolio to determine if there is an impairment that is other than temporary, and to date have not experienced any impairment in our investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, we considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

Proceeds from the sale of the above auction rate securities were $65.8 million, $1.9 million and $114.6 million in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. Gross realized losses from the sale of the above investments were $274,000, $3,000 and $579,000 in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification. The realized losses and gains from the sale of marketable securities are reflected in interest income on our consolidated statements of earnings.

3. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated. The total purchase price was $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 million in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). Our consolidated financial statements include maurices’ results of operations from January 2, 2005. We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $132.6 million, was allocated to goodwill. In connection with the acquisition, there was an unsettled purchase price adjustment that would be ultimately determined upon finalization of the seller’s tax returns. This determination of the purchase price was resolved during the first quarter of Fiscal 2007, resulting in a $1.9 million reduction of the goodwill that was initially recorded. Goodwill amortization is deductible for tax purposes.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests. We perform an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of our recorded goodwill or indefinite life intangible assets is needed.

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives

  Other intangible assets were comprised of the following as of July 28, 2007:

(Amounts in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Expected Life
Customer Relationship	$2,200	$812	$1,388	7 years
Proprietary Technology	3,298	1,754	1,544	5 years
Trade Name	106,000	-	106,000	Indefinite
Total intangible assets	$111,498	$2,566	$108,932

The amortization for Fiscal 2007 was $1.1 million. The estimated annual amortization expense over the next five years is as follows: $1.1 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million, respectively.

4. Litigation

In 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages against us.  The court then entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest.  In addition to the original litigation charge of $32 million recorded in Fiscal 2003, we accrued interest and other amounts of approximately $3.3 million in the consolidated statement of earnings in Fiscal 2004.  In July 2005, the Supreme Court of Connecticut's decision to reverse the judgment against us became final. Upon the Supreme Court of Connecticut's decision reversing the judgment described above, approximately $35.3 million of previously recognized litigation charges were reversed in the consolidated statement of earnings in Fiscal 2005 and amounts held in the escrow account established in connection with our appeal were released.

We are subject to ordinary routine litigation incidental to the business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

5. Debt

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. As of July 30, 2007 and continuing through October 26, 2007, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period ended on July 27, 2007. As a result of the conversion criteria being met as of July 28, 2007 and July 29, 2006 and the ability of the holders, at their option, to convert their notes, the Company has classified the Convertible Senior Notes as current liabilities in the accompanying consolidated balance sheets. On July 27, 2007, the market value of the Convertible Senior Notes was $215.3 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants which we were in compliance with at July 28, 2007, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year. The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the Credit Agreement. As of July 28, 2007, $44 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $56 million of outstanding letters of credit at July 28, 2007.

On December 14, 2004, we entered into a senior credit facility with a number of banks (“Senior Credit Facility”). The Senior Credit Facility terminated on December 21, 2005 when we entered into the Credit Agreement discussed above. The Senior Credit Facility had consisted of a $150 million revolving credit facility and a $100 million term loan. As of the date of the termination, we had repaid the term loan and had not borrowed any funds under the $150 million revolving credit facility.

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, we incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying Consolidated Balance Sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan and the termination of the Senior Credit Facility. At July 28, 2007, there were $3.5 million of unamortized costs.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC (“Dunnigan”), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is our corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, we paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on the Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Debt consists of the following:

	July 28, 2007	July 29, 2006
(Amounts in thousands)

Dunnigan Mortgage	$29,751	$30,899
Convertible Senior Notes	115,000	115,000
	$144,751	$145,899

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, excluding the Convertible Senior Notes which are payable on demand, is as follows: $1.2 million, $1.3 million, $1.3 million, $1.4 million, $1.5 million and $23.0 million, respectively. Currently, the $115.0 million of Convertible Senior Notes is not a scheduled payment.

Interest expense relating to the above debt was approximately $4.5 million for the fiscal year ended July 28, 2007, $4.6 million for the fiscal year ended July 29, 2006 and $6.3 million for the fiscal year ended July 30, 2005. Fees related to the Credit Agreement and the Senior Credit Facility totaled $0.3 million for the fiscal year ended July 28, 2007 and $0.4 million for the fiscal year ended July 29, 2006.

6. Stock Repurchase Program

The Board of Directors authorized a $75 million stock repurchase program that was announced on April 5, 2001. As of July 28, 2007, we had purchased 5,895,400 shares at an aggregate purchase price of approximately $46.7 million. During Fiscal 2007 and Fiscal 2005, 1,010,000 and 200,000 shares were purchased under this stock purchase program. There were no shares purchased during Fiscal 2006. Purchases of shares of our common stock will be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions. As soon as practicable, treasury (reacquired) shares are retired and treated as authorized but unissued shares. As of July 28, 2007 there were 610,000 treasury shares which had been reacquired but not yet retired. As of July 28, 2007, the remaining authorized amount for stock purchases under the Program was $28 million which was used during August 2007 to purchase approximately 1,600,000 shares. In September 2007, our Board of Directors authorized an additional $100 million stock buyback program.

7. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share assumes the exercise of all stock options using the treasury stock method and the conversion of the Senior Convertible Notes (see Note 5), to the extent dilutive. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive. All prior period common stock share amounts have been adjusted to reflect a two-for-one split of our common stock effective April 3, 2006.

A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

(Amounts in thousands)	July 28, 2007	July 29, 2006	July 30, 2005

Weighted average number of common shares outstanding - basic	62,020	61,216	59,570

Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury
stock method using the average market price	8,002	7,512	1,588

Weighted average number of common shares outstanding - diluted	70,022	68,728	61,158

Anti-dilutive common stock equivalents	561	-	52

The Convertible Senior Notes were dilutive at July 29, 2006 and July 28, 2007 as the average price of our stock was more than the conversion price of the Convertible Senior Notes for the year, in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 5,565,000 shares for Fiscal 2007 and approximately 4,946,000 shares for Fiscal 2006. The Convertible Senior Notes were anti-dilutive in Fiscal 2005.

Anti-dilutive common stock equivalents were excluded from the shares used in the computation of diluted earnings per share for Fiscal 2007 and Fiscal 2005, as they were anti-dilutive. There were no anti-dilutive shares for Fiscal 2006.

8. Employee Benefit Plans

    We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees. We also sponsor an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During Fiscal 2007, 2006 and 2005 we incurred expenses of approximately $3,794,000, $2,828,000 and $2,171,000, respectively, relating to the contributions to and administration of the above plans. These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1. We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions. We do not provide any additional postretirement benefits.

9. Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 28, 2007	July 29, 2006	July 30, 2005

Federal:
Current	$48,513	$46,453	$4,901
Deferred	(1,366)	(4,480)	22,283
	47,147	41,973	27,184
State:
Current	10,360	11,052	1,512
Deferred	(167)	(1,225)	4,504
	10,193	9,827	6,016
Provision for income taxes	$57,340	$51,800	$33,200

Significant components of our deferred tax assets and liabilities were as follows:

(Amounts in thousands)	July 28, 2007	July 29, 2006

Deferred tax assets:
Inventory capitalization and inventory-related items	$4,843	$3,326
Capital loss carryover	660	590
Accrued payroll & benefits	12,463	7,941
Share based compensation	6,198	4,360
Straight-line rent	9,428	9,576
Other items	4,401	1,753
Total deferred tax assets	37,993	27,546
Deferred tax liabilities:
Depreciation	13,344	14,329
Intangibles	16,056	9,749
Interest	6,557	4,163
Other items	2,431	2,923
Total deferred tax liabilities	38,388	31,164
Valuation allowance	66	-
Net deferred tax liabilities	$461	$3,618

The Fiscal 2007 total net deferred tax liability is presented on the balance sheet as a current asset of $4.2 million and as a long-term liability of $4.7 million. The Fiscal 2006 total net deferred tax liability is presented on the balance sheet as a current asset of $2.3 million and as a long-term liability of $5.9 million. The components of deferred tax assets and deferred tax liabilities were as follows:

(Amounts in thousands)	July 28, 2007	July 29, 2006
		(As restated, see Note 13)

Total current deferred tax assets	$13,230	$8,406
Total non-current deferred tax assets	24,697	19,140
Total deferred tax assets	$37,927	$27,546

Total current deferred tax liabilities	8,988	6,110
Total non-current deferred tax liabilities	29,400	25,054
Total deferred tax liabilities	$38,388	$31,164

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
Statutory tax rate	35.0%	35.0%	35.0%
State taxes - net of federal benefit	4.3%	4.5%	4.6%
Tax-exempt interest	(1.5%)	(0.7%)
Other - net	(1.6%)	0.8%	(0.9%)
Effective tax rate	36.2%	39.6%	38.7%

10. Commitments and Contingencies

Lease commitments

We lease all of our stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. We receive rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy a portion of the Suffern facility that are not affiliated with us. The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Earnings.

A summary of occupancy costs follows:

	Fiscal Year Ended
	July 28, 2007	July 29, 2006	July 30, 2005
(Amounts in thousands)

Base rentals	$126,275	$119,298	$109,632
Percentage rentals	4,113	3,262	2,690
Other occupancy costs	41,909	40,298	32,547
	172,297	162,858	144,869
Less: Rental income from third parties	(1,659)	(1,526)	(1,526)
Total	$170,638	$161,332	$143,343

The following is a schedule of future minimum rentals under noncancelable operating leases as of July 28, 2007,
(amounts in thousands):

Fiscal Year	Total
2008	$144,517
2009	113,930
2010	90,893
2011	69,760
2012	48,205
Subsequent years	70,432
Total future minimum rentals	$537,737

Although we have the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

We lease two stores from our Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 28, 2007, included in the above schedule, are approximately $312,000 annually and in the aggregate $1.1 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for Fiscal years 2007, 2006 and 2005 under these leases amounted to approximately $389,000, $364,000 and $335,000, respectively.

Contractual obligations and commercial commitments

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

11. Stock-Based Compensation Plans

Our 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 6 million shares available for issuance (for a total of 12 million) under the 2001 Stock Incentive Plan. As of July 28, 2007, there were approximately 6.5 million shares under the 2001 plan available for future grant. All of our prior stock option plans have expired as to the ability to grant new options. We issue new shares of common stock when stock option awards are exercised. Refer to the consolidated statements of shareholders’ equity and comprehensive income for new shares of common stock issued in Fiscal 2007, Fiscal 2006 and Fiscal 2005.

Stock option awards outstanding under our current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of July 28, 2007, there was $14.3 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years. The total intrinsic value of options exercised during Fiscal 2007 was approximately $14.8 million, during Fiscal 2006 was approximately $15.6 million and during Fiscal 2005 was approximately $6.4 million. The total fair value of options that vested during Fiscal 2007, Fiscal 2006 and Fiscal 2005,was approximately $5.5 million, $3.0 million and $3.3 million, respectively.

The following table summarizes the activities in all Stock Option Plans and changes during Fiscal 2007:

	July 28, 2007
	Options	Weighted Average Exercise Price
Options outstanding - beginning of year	6,255,862	$8.81
Granted	531,700	23.04
Cancelled	(171,040)	12.40
Exercised	(939,193)	6.93

Outstanding end of year	5,677,329	$10.35

Options exercisable at year-end	2,199,069	$7.13
Weighted-average fair value of options granted during the year		$9.27

At July 28, 2007, we had 5,354,865 options vested and expected to vest with an aggregate intrinsic value of $46.2 million and a weighted-average remaining contractual term of 7.2 years. The weighted-average fair value of options granted during Fiscal 2006 was $5.07 and during Fiscal 2005 was $3.87.

The following table summarizes information about stock options outstanding at July 28, 2007:

Range of Exercise Prices	Number Outstanding as of July 28, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of July 28, 2007	Weighted Average Exercise Price

$2.84	9,100	1.2 years	$2.84	9,100	$2.84
3.52 - 5.19	685,745	2.6 years	4.02	685,745	4.02
5.63 - 8.19	1,929,040	5.9 years	7.08	1,085,296	6.98
8.74 - 12.93	2,412,528	8.1 years	11.60	357,128	11.46
17.09 - 23.30	640,916	9.2 years	22.36	61,800	19.90

$2.84 - $23.30	5,677,329	6.8 years	$10.35	2,199,069	$7.13

The options exercisable at July 28, 2007, have an aggregate intrinsic value of $24,826,455 and a weighted average contractual term of 5.1 years.

The 2001 Stock Incentive Plan also allows for the issuance of restricted shares. Prior to January 2005, restricted shares did not count against the 2001 Stock Incentive Plan. Effective January 2005, any shares of restricted stock are counted against the shares available for future grant limit as three shares for every one restricted share granted. In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally five years. As of July 28, 2007, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.9 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in shareholders’ equity at July 30, 2005. The total fair value of the restricted stock awards recognized as compensation expense during the fifty-two weeks ended July 28, 2007 was $1.1 million. Compensation expense recognized for restricted stock awards during the fifty-two weeks ended July 29, 2006 was $641,000. We recognized $398,000 of compensation expense in Fiscal 2005.

Following is a summary of the changes in the shares of restricted stock outstanding during Fiscal 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 29, 2006	155,440	$ 9.62
Granted	38,500	24.19
Vested	(51,973)	9.43
Forfeited	(4,800)	15.03
Restricted stock awards at July 28, 2007	137,167	$ 13.59

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of our common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the fifty-two weeks ended July 28, 2007, we sold approximately 15,000 shares to employees at an average discount of $2.16 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $33,000 for the fifty-two weeks ended July 28, 2007.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the fifty-two weeks ended July 28, 2007, excess tax benefits realized from the exercise of stock options was $5.7 million.

12. Segments

Our reportable segments are the dressbarn brands, which are used in 617 Combo stores (a combination of dressbarn and dressbarn woman stores), 161 dressbarn stores, 43 dressbarn woman stores in 46 states as of July 28, 2007 and the maurices brand, which is used in 607 stores in 42 states as of July 28, 2007. We completed the acquisition of Maurices Incorporated in January 2005.

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female. During third quarter of Fiscal 2007 maurices began transitioning out of the men’s product line in order to introduce female plus-sizes in the fourth quarter of Fiscal 2007. Our maurices stores are concentrated in small markets in the United States, while our dressbarn and dressbarn woman stores tend to be in larger population markets. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. maurices also distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

(Amounts in millions)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales
dressbarn and dressbarn woman brands	$934.8	$876.2	$788.2
maurices brand	491.8	424.1	212.1
Consolidated net sales	$1,426.6	$1,300.3	$1,000.3

Operating income
dressbarn and dressbarn woman brands	$94.9	$81.0	$76.9
maurices brand	60.1	50.9	15.8
Consolidated operating income	155.0	131.9	92.7
Interest income	7.0	2.7	1.8
Interest expense	(4.9)	(5.3)	(10.2)
Other income	1.4	1.5	1.5
Earnings before provision for income taxes	$158.5	$130.8	$85.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$28.1	$25.9	$25.1
maurices brand	17.7	15.8	9.4
Consolidated depreciation and amortization	$45.8	$41.7	$34.5

Capital expenditures
dressbarn and dressbarn woman brands	$37.7	$31.7	$25.2
maurices brand	25.3	16.6	6.2
Consolidated capital expenditures	$63.0	$48.3	$31.4

(Amounts in millions)	July 28, 2007	July 29, 2006
Total assets
dressbarn and dressbarn woman brands	$822.3	$703.7
maurices brand	159.0	139.0
Total assets	$981.3	$842.7

Merchandise inventories
dressbarn and dressbarn woman brands	$130.4	$113.9
maurices brand	66.7	56.6
Total merchandise inventories	$197.1	$170.5

13. Restatement of Previously Issued Financial Statements

In the fourth quarter of Fiscal 2007, we identified errors in the way we had previously classified our Convertible Senior Notes (Note 5) on our balance sheet as of July 29, 2006. The balance sheet classification of the Notes between a current liability and a long-term liability is dependent upon certain conversion rights, as defined in Note 5 - Debt. As of January 30, 2006 and continuing through October 26, 2007, the holders of the Notes are able to convert their Notes as described in Note 5 because our stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period. Accordingly, this obligation should have been classified as a current liability in the accompanying consolidated balance sheet as of July 29, 2006. In addition we identified an error in the way we had previously classified our deferred compensation between current liabilities and long-term liabilities. These reclassifications required our balance sheet as of July 29, 2006 to be restated, and affected our previously reported current deferred tax assets, current liabilities, long-term debt, and deferred income tax liabilities as of July 29, 2006 and our consolidated statements of cash flows for the fiscal years ended July 26, 2006 and July 30, 2005 to be restated. These reclassifications do not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities.

These restatement adjustments did not impact our previously reported Consolidated Statements of Earnings or Consolidated Statements of Shareholders’ Equity.

Following is a summary of the significant effects of these restatements on our consolidated balance sheets for Fiscal year 2006 and the consolidated statement of cash flows for Fiscal year 2006 and Fiscal year 2005:

(Amounts in thousands)	Consolidated Balance Sheet
	Previously
Fiscal year ended July 29, 2006	reported	Adjustments	As restated
Current portion of deferred income tax assets	$6,459	$(4,163)	$2,296
Total current assets	349,363	(4,163)	345,200
Total Assets	846,860	(4,163)	842,697

Convertible Senior Notes	-	115,000	115,000
Accrued salaries, wages and related expenses	38,917	(13,213)	25,704
Total Current Liabilities	227,533	101,787	329,320
Long-term debt	144,751	(115,000)	29,751
Deferred rent and other long term liabilities	55,352	13,213	68,565
Deferred income tax liabilities	10,077	(4,163)	5,914
Total liabilities	437,713	(4,163)	433,550
Total Liabilities and Shareholders’ Equity	$846,860	$(4,163)	$842,697

(Amounts in thousands)	Consolidated Statement of Cash Flows
	Previously
Fiscal year ended July 29, 2006	reported	Adjustments	As restated
Operating activities:
Deferred taxes	$(7,227)	$1,522	$(5,705)
Increase in accrued salaries, wages and related expenses	3,708	(148)	3,856
(Decrease)/increase in income taxes payable	11,361	(1,522)	9,839
Increase in other long-term liabilities	6,066	(148)	5,918
Net cash provided by operating activities	$164,086	$-	$164,086

	Previously
Fiscal year ended July 30, 2005	reported	Adjustments	As restated
Operating activities:
Deferred taxes	$25,690	$1,097	$26,787
Increase in accrued salaries, wages and related expenses	7,578	(2,273)	5,305
(Decrease)/increase in income taxes payable	(5,456)	(1,097)	(6,553)
Increase in other long-term liabilities	2,607	2,273	4,880
Net cash provided by operating activities	$105,583	$-	$105,583

14. Quarterly Results of Operations (UNAUDITED)

(Amounts in thousands, except per share data)

Fiscal Year Ended July 28, 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$379,902	$347,923	$340,344	$358,438
Cost of sales, including occupancy and buying costs
(excluding depreciation)	216,010	205,378	211,288	209,516
Income taxes (2)	20,054	13,216	6,610	17,460
Net earnings	33,629	23,111	17,024	27,418

Earnings per share (1)
Basic	$0.54	$0.37	$0.27	$0.45
Diluted	$0.48	$0.33	$0.24	$0.40

Fiscal Year Ended July 29, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$343,305	$327,176	$310,907	$318,889
Cost of sales, including occupancy and buying costs
(excluding depreciation)	199,909	193,764	193,184	186,774
Income taxes	14,111	13,968	8,196	15,525
Net earnings	24,443	20,031	14,112	20,368

Earnings per share (1)
Basic	$0.40	$0.33	$0.23	$0.34
Diluted	$0.35	$0.29	$0.21	$0.32

(1)
Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share. All earnings per share amounts reported above reflect the effect of the 2-for-1 stock split, effective April 3, 2006.

(2)	The income tax provision for the second quarter of Fiscal 2007 was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts.