Form 10-Q
period 2007-10-27
DRESS BARN INC
filed 2007-12-06
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2007	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Registrant had 60,158,632 shares of common stock outstanding as of December 3, 2007.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 27, 2007

Part I. FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data

	October 27,	July 28,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,999	$67,133
Marketable securities and investments	150,592	177,446
Merchandise inventories	193,500	197,143
Deferred income tax assets	3,395	4,242
Prepaid expenses and other current assets	18,874	17,831
Total Current Assets	413,360	463,795

Property and Equipment	496,116	485,203
Less accumulated depreciation and amortization	234,414	228,749
Property and equipment, net	261,702	256,454

Deferred Income Tax Assets	9,089	-
Other Intangible Assets, net	108,626	108,932
Goodwill	130,656	130,656
Other Assets	21,590	21,488
TOTAL ASSETS	$945,023	$981,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$95,395	$133,802
Accrued salaries, wages and related expenses	25,228	30,062
Other accrued expenses	48,451	60,009
Customer credits	14,980	15,141
Income taxes payable	9,269	4,238
Current portion of long-term debt	1,227	1,211
Convertible Senior Notes	115,000	115,000
Total Current Liabilities	309,550	359,463
Long-term debt	28,227	28,540
Deferred rent and lease incentives	55,363	53,356
Other long-term liabilities	53,473	25,862
Deferred income tax liabilities	-	4,703
Total Liabilities	446,613	471,924

Commitments and Contingencies

Shareholders' Equity:
Common stock - par value $0.05, 75,000,000 shares authorized, 60,150,221 and 62,303,794 shares issued and 60,150,221 and 61,693,794 shares outstanding at October 27, 2007 and July 28, 2007, respectively	3,007	3,115
Additional paid-in capital	109,080	106,604
Retained earnings	386,162	411,492
Treasury stock (at cost, 0 shares at October 27, 2007 and 610,000 shares at July 28, 2007)	-	(11,849)
Accumulated other comprehensive income	161	39
Total Shareholders’ Equity	498,410	509,401
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$945,023	$981,325

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	October 27,	October 28,
	2007	2006

Net sales	$363,724	$358,438

Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	224,215	209,516
Selling, general and administrative expenses	96,735	93,728
Depreciation and amortization	11,581	10,837
Operating income	31,193	44,357

Interest income	1,541	1,380
Interest expense	(1,215)	(1,231)
Other income	378	372
Earnings before income taxes	31,897	44,878

Income taxes	12,274	17,460
Net earnings	$19,623	$27,418

Earnings per share:
Basic	$0.33	$0.45
Diluted	$0.30	$0.40

Weighted average shares outstanding:
Basic	60,107	61,609
Diluted	65,891	69,352

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirteen Weeks Ended
	October 27, 2007	October 28, 2006
		(As restated)
Operating Activities:

Net earnings	$19,623	$27,418

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,581	10,846
Impairment and asset disposals	152	403
Deferred taxes	989	1,416
Deferred rent and other occupancy costs	(688)	(1,606)
Share-based compensation	1,496	1,167
Restricted stock compensation expense	513	104
Excess tax benefits from share-based compensation	(121)	(568)
Amortization of debt issuance costs	90	98
Cash surrender value of life insurance	(330)	(242)
Gift card breakage	(297)	-
Other	(76)	6

Changes in assets and liabilities:
Merchandise inventories	3,643	(3,121)
Prepaid expenses and other current assets	(777)	3,527
Other assets	131	243
Accounts payable	(38,407)	(19,292)
Accrued salaries, wages and related expenses	(4,834)	2,484
Other accrued expenses	(1,675)	3,905
Customer credits	136	190
Income taxes payable	10,420	7,432
Deferred rent and lease incentives	2,671	1,450
Other long-term liabilities	3,523	1,247
Total adjustments	(11,860)	9,689

Net cash provided by operating activities	7,763	37,107

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirteen Weeks Ended
	October 27, 2007	October 28, 2006
		(As restated)

Investing Activities:
Cash paid for property and equipment	(14,707)	(12,105)
Purchases of long-term investments	(30)	(1,400)
Sales and maturities of marketable securities and investments	120,834	63,534
Purchases of marketable securities and investments	(93,981)	(78,687)
Investment in life insurance policies	(8)	-
Net cash provided by / (used in) investing activities	12,108	(28,658)

Financing Activities:
Repayments of long-term debt	(297)	(281)
Purchase of treasury stock	(40,179)	-
Proceeds from employee stock purchase plan purchases	73	74
Excess tax benefits from share-based compensation	121	568
Proceeds from stock options exercised	277	728
Net cash (used in) / provided by financing activities	(40,005)	1,089

Net (decrease) / increase in cash and cash equivalents	(20,134)	9,538
Cash and cash equivalents - beginning of period	67,133	34,168
Cash and cash equivalents - end of period	$46,999	$43,706

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$494	$8,763
Cash paid for interest	$395	$410
Accrual for capital expenditures	$1,966	$1,301

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly-owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007 (“our 10-K”). The interim periods presented in this report are the thirteen weeks ended October 27, 2007 (the “first quarter”) and the thirteen weeks ended October 28, 2006 (the “prior period”). The results of operations for these interim periods are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The July 28, 2007 condensed consolidated balance sheet amounts have been derived from audited financial statements of our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cost of sales consists of all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions. Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to our distribution centers and corporate headquarters in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of earnings.

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design and sourcing team, our buyers and our distribution centers personnel. Such compensation and employee benefit expenses include salaries, incentives and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

We identified an error in the way we had previously classified our deferred compensation between current liabilities and long-term liabilities. This reclassification of deferred compensation required our consolidated cash flow statement for the prior period to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our consolidated statements of cash flows. These reclassifications do not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities. See Note 11 to the condensed consolidated financial statements of this report for a summary of the effects of this restatement.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company has recorded the cumulative effect of applying FIN 48 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007. See Note 6, “Income Taxes,” for additional information.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defined fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our Fiscal 2009), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

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

The amortized cost and estimated fair value based on published closing prices of securities at October 27, 2007 and July 28, 2007, are shown below.

	October 27, 2007		July 28, 2007
(Amounts in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost

Tax-exempt auction rate securities	$79,050	$79,050	$107,575	$107,575
Municipal bonds	71,542	71,381	69,871	69,832
Total	$150,592	$150,431	$177,446	$177,407

We periodically review our investment portfolio to determine if there is an impairment that is other than temporary, and to date we have not experienced any impairment in our investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, we consider the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

4. Goodwill and Other Intangible Assets

In January 2005, we acquired Maurices Incorporated, and accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of our recorded goodwill or indefinite life intangible assets is needed. Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives. The estimated annual amortization expense over the next five fiscal years is as follows: $1.1 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Debt

Debt consists of the following:

	October 27, 2007	July 28, 2007
(Amounts in thousands)

Dunnigan Mortgage	$29,454	$29,751
Convertible Senior Notes	115,000	115,000
Total	$144,454	$144,751

The Dunnigan mortgage loan was borrowed in connection with the purchase of the Suffern, New York facility, of which the major portion is our corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023.

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due in 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. As of October 29, 2007 and continuing through January 25, 2008, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for twenty trading days within the thirty trading day period ended on October 26, 2007. Accordingly, this obligation is classified as a current liability in the accompanying consolidated balance sheets. On October 26, 2007, the market value of the Convertible Senior Notes was $182.8 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type. The Credit Agreement is secured by substantially all of our assets; and none of our subsidiaries have guaranteed the Credit Agreement. As of October 27, 2007, $55 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $45 million of outstanding letters of credit at October 27, 2007.

On October 31, 2007, we entered into a first amendment to the Credit Agreement. This amendment amends the Credit Agreement by allowing repurchases of our common stock pursuant to our stock buyback program, in an aggregate amount not to exceed $125 million in any fiscal year and permits investments in unconsolidated entities that do not constitute subsidiaries not to exceed an aggregate amount of $10 million.

6. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on July 29, 2007. As a result of adoption, we recognized a charge of approximately $4.9 million to the July 29, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $27.2 million of which $19.4 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $6.5 million and accrued penalties of $.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal tax return for fiscal period ended July 31, 2005 is currently under examination. We are no longer subject to U.S. federal tax examinations for years before fiscal 2004. State jurisdictions that remain subject to examination range from fiscal 2001 to 2006, with few exceptions. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant. As of October 27, 2007 there were approximately 5.9 million shares under the 2001 plan available for future grant. All of our prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under our current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. During the first quarter of fiscal 2008 and 2007, we recognized a total of approximately $2.0 million and $1.3 million, respectively, in share-based compensation expense. As of October 27, 2007, there was $12.7 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The total intrinsic value of options exercised during the first quarter was approximately $0.4 million.

Following is a summary of the changes in stock options outstanding during the first quarter:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 28, 2007	5,677,329	$10.35	6.8
Granted	597,650	16.99
Forfeited or expired	(36,300)	13.09
Exercised	(42,200)	6.58
Options outstanding at October 27, 2007	6,196,479	$11.00	6.9	$34,888.5
Vested and exercisable at October 27, 2007	2,772,969	$7.84	5.4	$22,456.0

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of October 27, 2007, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years. The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the first quarter was $0.2 million.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods. Each LTIP valuation period contains a payout feature which will result in issuance of restricted shares in accordance with the general terms of the LTIP if the performance metrics for that valuation period are achieved. Restricted shares issued pursuant the various LTIP valuation periods vest over a three-year period from the end of the valuation period except for certain exceptions where the shares vest immediately due to the LTIP participant’s age and year of service at the time of issuance. We recognize compensation expense relating to the various LTIP valuation periods based upon the share price when the terms of the LTIP for that valuation period were communicated to the participants and the restricted shares estimated to be issued at the end of the valuation period. In the first quarter of 2008, the LTIP payout relating to fiscal 2007’s valuation period was made, resulting in the issuance of 43,573 shares of restricted stock, of which 5,049 vested immediately. As of October 27, 2007, there was $0.6 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period. During the first quarter we recognized a total of $0.4 million of compensation expense relating to all existing LTIP valuation periods.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the changes in the shares of restricted stock outstanding during the first quarter:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 28, 2007	137,167	$13.59
Granted	43,573	20.79
Vested	(11,849)	14.16
Forfeited	-	-
Restricted stock awards at October 27, 2007	168,891	$15.41

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the first quarter we sold approximately 4,700 shares to employees at an average discount of $1.70 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $8,000 for the first quarter.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the first quarter, excess tax benefits realized from the exercise of stock options was approximately $0.09 million.

The fair values of the options granted under the Company’s fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 27, 2007	October 28, 2006

Weighted average risk-free interest rate	4.2%	(1)
Weighted average expected life (years)	5.0	(1)
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	31.6%	(1)
Expected dividend yield	0%	(1)

(1)	The Company did not grant any options during the first quarter of fiscal 2007.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Stock Repurchase Programs

During the thirteen weeks ended October 27, 2007, we completed our $75 million stock buyback repurchase program which was originally announced on April 5, 2001. The remaining authorized amount for this stock repurchase program was $28 million with which we purchased 1,634,060 shares at an average price of $17.34 in August 2007. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

On September 20, 2007, our Board of Directors authorized a new $100 million stock repurchase program (the “2007 Program”). Under the 2007 Program purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2007 Program has no expiration date. As of the date of this filing, no shares were purchased under this stock repurchase program.

9. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method and conversion obligation of the Convertible Senior Notes (refer to Note 5), to the extent dilutive. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

	Thirteen Weeks Ended
	October 27, 2007	October 28, 2006
(Amounts in thousands)

Weighted average number of common shares outstanding – basic	60,107	61,609

Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	5,784	7,743
Weighted average number of common shares outstanding –diluted	65,891	69,352

Anti-dilutive common stock equivalents	1,231	68

The Convertible Senior Notes were dilutive to earnings per share at October 27, 2007 and October 28, 2006 since the average price of our stock for the first quarters was more than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 4.1 million shares in the first quarter and approximately 5.4 million shares for the prior period.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brand and the maurices brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended
(Amounts in millions)	October 27, 2007	October 28, 2006
Net sales
dressbarn and dressbarn woman brands	$228.2	$242.1
maurices brand	135.5	116.3
Consolidated net sales	$363.7	$358.4

Operating income
dressbarn and dressbarn woman brands	$12.2	$28.3
maurices brand	19.0	16.1
Consolidated operating income	31.2	44.4
Interest income	1.5	1.3
Interest expense	(1.2)	(1.2)
Other income	0.4	0.4
Earnings before provision for income taxes	$31.9	$44.9

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.8	$6.6
maurices brand	4.8	4.2
Consolidated depreciation and amortization	$11.6	$10.8

Capital expenditures
dressbarn and dressbarn woman brands	$7.6	$7.0
maurices brand	7.1	5.1
Consolidated capital expenditures	$14.7	$12.1

(Amounts in millions)	October 27, 2007	July 28, 2007
Identifiable assets
dressbarn and dressbarn woman brands	$781.6	$822.3
maurices brand	163.4	159.0
Total identifiable assets	$945.0	$981.3

Merchandise inventories
dressbarn and dressbarn woman brands	$124.1	$130.4
maurices brand	69.4	66.7
Total merchandise inventories	$193.5	$197.1

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Restatement of Previously Issued Financial Statements

In the fourth quarter of Fiscal 2007, we identified an error in the way we had previously classified deferred compensation on our balance sheet as of July 29, 2006. This reclassification of deferred compensation required our consolidated cash flow statement for the thirteen weeks ended October 28, 2006 to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our consolidated statements of cash flows. These reclassifications do not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by (used in) financing activities.

Following is a summary of the significant effects of these restatements on our condensed consolidated statement of cash flows for the thirteen weeks ended October 28, 2006.

(Amounts in thousands)	Condensed Consolidated Statement of Cash Flows
As of October 28, 2006	Previously reported	Adjustments	As restated
Operating activities:
Accrued salaries, wages and related expenses	$2,674	$(190)	$2,484
Other long -term liabilities (1)	1,057	190	1,247
Net cash provided by operating activities	$37,107	$-	$37,107

(1) Previously deferred rent and lease incentives was combined with other long-term liabilities in our Quarterly report on Form 10-Q Condensed Consolidated Balance Sheets. However, our current Condensed Consolidated Balance Sheets as of October 28, 2006 presents separately $53.4 million of deferred rent and lease incentives and $25.9 million of other long-term liabilities.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 28, 2007. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to future events and financial performance. Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of certain factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a high level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this MD&A. It should not be relied upon separately from the balance of this quarterly report.

The following is a summary of highlights for the first fiscal quarter of Fiscal 2008:

During the first fiscal quarter of Fiscal 2008 which ended October 27, 2007 (the “first quarter”), we opened 17 dressbarn brand Combo stores and 14 maurices stores, and 7 freestanding dressbarn brand stores were converted into Combo stores. There were 3 closings of dressbarn brand locations during the first quarter. The Company’s total store square footage at the end of the first quarter increased approximately 5.6% from the end of the fiscal quarter ended October 28, 2006 (the “prior period”).

Net Sales for the first fiscal quarter of 2008 were $363.7 million, an increase of 1.5% from $358.4 million as compared to prior period. Our comparable same store sales decreased 3% during the same period.

Net earnings for the first fiscal quarter ended October 27, 2007 decreased to $19.6 million from $27.4 million for the prior period. Diluted earnings per share for the first fiscal quarter were $0.30 versus $0.40 per share for the prior period. The decrease was largely due to the comparable sales performance coupled with higher cost of sales, offset by the leveraging of our expense structure and higher net interest income.

The dressbarn brand was negatively impacted by the difficult macro-economic environment which has caused the dressbarn customer to be more cautious with her spending. This coupled with the unseasonable fall weather has led to increased promotional activity to reduce seasonal inventory.

We completed our $75 million stock buyback repurchase program which was originally announced on April 5, 2001. The remaining authorized amount for this stock repurchase program was $28 million with which we purchased 1,634,060 shares at an average price of $17.34 in August 2007. On September 20, 2007, our Board of Directors authorized a new $100 million stock repurchase program (the “2007 Program”). No purchases have been made under the 2007 program.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended
	October 27, 2007	October 28, 2006

Net sales growth	1.5%	12.4%
dressbarn comparable store sales	(8.1)%	9.6%
maurices comparable store sales	7.5%	2.2%
Total comparable store sales growth	(3.0)%	7.1%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	61.6%	58.5%
Square footage growth vs. prior year	5.6%	4.2%
Total store count	1,456	1,371
Diluted earnings per share	$0.30	$0.40
SG&A as a percentage of sales	26.6%	26.1%
Capital expenditures (in millions)	$14.7	$12.1

We consider comparable store sales to be one of the most important indicators of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, store supplies, and occupancy costs. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital. We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format dressbarn store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

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

We expect to continue our strategy of opening new stores while closing underperforming locations. Our store expansion strategy is to focus on both expanding our major trading markets and developing and expanding into new domestic markets. We plan to continue our planned store openings using cash flow from operations. We plan to open approximately 80 additional stores and close approximately 25 stores during the remainder of our fiscal year ending July 26, 2008 (“Fiscal 2008”).

Results of Operations

Thirteen Weeks Ended October 27, 2007 Compared to the Thirteen Weeks Ended October 28, 2006

Net Sales:

	Thirteen Weeks Ended
(Amounts in millions, except for % amounts)	October 27, 2007	% of Sales	October 28, 2006	% of Sales	% Change
dressbarn and dressbarn woman brands	$228.2	62.7%	$242.1	67.6%	(5.7)%
maurices brand	135.5	37.3%	116.3	32.4%	16.5%
Consolidated net sales	$363.7		$358.4		1.5%

Net sales for the first quarter increased by 1.5% to $363.7 million from $358.4 million from the prior period. The net sales increase for the first quarter was related to the 5.6% increase in store square footage due to new store openings partially offset by our consolidated comparable store sales decrease of 3% (dressbarn decreased 8.1% and maurices increased 7.5%). The dressbarn brand was impacted by the difficult macro-economic environment which has caused the dressbarn customer to be more cautious with her spending resulting in a 2% reduction of total sales transactions and a 4% decrease in average transaction compared to the prior period. This coupled with the unseasonable fall weather has led to increased promotional activity to reduce seasonal inventory. maurices sales for the first quarter were $135.5 million as compared with $116.3 million in the prior period primarily due to the comparable store sales increase. For the maurices brand, the Northwest led regional performance.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$224.2	$209.5	$14.7	7.0%
As a percentage of sales	61.6%	58.5%

For the dressbarn brand, cost of sales, including buying and occupancy costs, excluding depreciation (“Cost of sales”) was $146.1 million or 64.0% of net sales, an increase of 510 basis points as compared to $142.5 million or 58.9% of net sales for the prior period. Cost of sales for dressbarn increased from the prior year’s first quarter primarily resulting from an increase in markdowns (up 570 basis points), slightly offset by an increase in initial markon (up 10 basis points) and negative leverage on occupancy costs (180 basis points). For the maurices brand, the slight increase in cost of sales was the result of higher markdowns largely offset by a higher initial mark-on as well as leveraging occupancy, buying and distribution center costs.

SG&A expenses:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$96.7	$93.7	$3.0	3.2%
As a percentage of sales	26.6%	26.1%

Selling, general and administrative (“SG&A”) for the first quarter increased 50 basis points to 26.6% from 26.1% for the prior period. For the dressbarn brand, SG&A increased 90 basis points to 27.6% versus 26.7% last year. The increase was due primarily to the de-leveraging of expenses in relation to the comparable store sales decrease. As a percentage of sales, payroll increased 90 basis points and utilities increased 20 basis points offset by a reduction in professional fees of 60 basis points. maurices SG&A expenses were 24.8% of sales for the first quarter versus 25.0% last year. This decrease was due to the leveraging of payroll and related costs (10 basis points), utility costs (10 basis points) and lower medical insurance (20 basis points).

Depreciation and amortization:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$11.6	$10.8	$0.8	7.4%
As a percentage of sales	3.2%	3.0%

Depreciation expense increased 7.4% in the thirteen weeks ended October 27, 2007 as compared to the prior period but remained constant at approximately 3% of sales. The increase was primarily due to new store openings and store remodels.

Operating income:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$31.2	$44.4	$(13.2)	(29.7)%
As a percentage of sales	8.6%	12.4%

As a result of the above factors, operating income as a percent of net sales was 8.6% for the thirteen weeks ended October 27, 2007 compared to 12.4% for the thirteen weeks ended October 28, 2006. For the dressbarn brand, operating income as a percent of sales decreased to 5.4% versus 11.7% last year. For the maurices brand, operating income as a percent of sales increased to 14.0% versus 13.9% last year.

Interest income and expense:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Interest income:
Thirteen weeks ended	$1.5	$1.4	$0.1	7.1%
As a percentage of sales	0.4%	0.4%

Interest expense:
Thirteen weeks ended	$(1.2)	$(1.2)	-	-
As a percentage of sales	(0.3)%	(0.3)%

Interest income increased slightly due to the increase in funds invested in tax free marketable securities and investments in the first quarter as compared to the prior period. Interest expense for the first quarter remained consistent.

Other Income:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$0.4	$0.4	-	-
As a percentage of sales	0.1%	0.1%

The majority of other income represents rental income mostly from two unaffiliated tenants currently occupying space in our facility in Suffern, New York. The rental square footage is 100% leased through 2012. The remainder represents maurices’ sublease revenue and our share of net income or losses of equity investments.

Income Tax Expense:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$12.3	$17.5	$(5.2)	(29.7)%
As a percentage of sales	3.4%	4.9%

The effective tax rate is approximately 38.5% for the quarter ended October 27, 2007 compared to 38.9% for the quarter ended October 28, 2006. We anticipate an effective tax rate for the remainder of Fiscal 2008 of approximately 38.5% subject to the impact of any of the provisions of FIN 48.

Net earnings:

(Amounts in millions, except for % amounts)	October 27, 2007	October 28, 2006	$ Change	% Change
Thirteen weeks ended	$19.6	$27.4	$(7.8)	(28.5)%
As a percentage of sales	5.4%	7.6%

Net earnings for the first quarter decreased to $0.30 per diluted share, compared to $0.40 per diluted share in the prior period. The decrease was largely due to the comparable sales performance coupled with higher cost of sales, offset by the leveraging of our expense structure and higher net interest income.

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

Our growth strategy includes expanding existing major trading markets, developing and expanding into new markets. In addition, we periodically consider and evaluate the possibility of acquisitions. In the event we do pursue an acquisition, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At October 27, 2007, we had cash, cash equivalents, and marketable securities of $197.6 million as compared to $244.6 million as of July 28, 2007. The decrease in cash, cash equivalents, and marketable securities was primarily driven by treasury stock purchases of $40.2 million combined with capital expenditures of $14 .7 million.

Net cash provided by operations was $7.8 million for the first quarter compared with $37.1 million during the prior period. Our first quarter net income decreased $7.8 million from the prior period and cash flow from operations decreased $29.3 million. This is primarily due to a decrease in inventory resulting from the decline in same store sales coupled with a large decrease of accounts payable trade since a higher percentage of our inventory is purchased overseas, requiring faster payment.

Net cash provided by investing activities was $12.1 million. The majority of this amount is related to the cash proceeds received from the sales of marketable securities in excess of the purchases. Additionally, this amount was partially offset by the purchases of $14.7 million related to property and equipment mainly for new store openings during the first quarter.

Net cash used by financing activities was $40.0 million during the first quarter, primarily relating to the purchases of treasury stock slightly offset by the exercise of stock options and the related excess tax benefits.

As of October 27, 2007, $55 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business. The $55 million available under the credit agreement represents the $100 million from our revolving credit facility less $45 million of outstanding letters of credit at October 27, 2007. We also have an option to increase the revolving credit facility by $50 million.

On April 5, 2001, our Board of Directors approved a stock repurchase program in which we were authorized to purchase on the open market or in privately negotiated transactions up to $75 million of our common stock. During August 2007, we purchased the remaining authorized amount of $28.3 million of the 2001 stock repurchase program. In September 2007, our Board of Directors authorized a new $100 million stock buyback program. There were no purchases made under the 2007 stock buyback program in the first quarter. Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules.

We believe that our cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.

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

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation. We continue to monitor our accounting policies to ensure proper application. Other than accounting for uncertain tax provisions under FIN 48, which is described in Note 6 in our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have made no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 28, 2007. Our market risk profile as of July 28, 2007 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2007 Annual Report on Form 10-K.

Our portfolio of investments consisting of cash, cash equivalents and marketable securities can be affected by changes in market interest rates. Financial instruments, which potentially subjects us to concentrations of credit risk, are principally bank deposits and short-term money market investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of triple A or double A rated instruments. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.

Our cash and cash equivalents include financial instruments with original maturity dates of three months or less. The majority of our marketable securities and investments are in auction rate securities that have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. We do not believe that an adverse change in interest rates would have a material effect on our financial condition.

Item 4 - CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 27, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the first quarter of Fiscal 2008, the Company began utilizing the Oracle Retail (Retek) merchandising system which was implemented during the fourth quarter of fiscal 2007.  As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to the change to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business.

Item 1A – RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended October 27, 2007

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)

July 29, 2007 through August 25, 2007 (1)	1,634,060	$17.34	1,634,060	-

August 26, 2007 through October 27, 2007 (2)	-	-	-	6,309,148

(1)
We recently completed a $75 million stock buyback program (the “Program”) which was originally announced on April 5, 2001. As of July 28, 2007, the remaining authorized amount for stock purchases under the Program was $28 million which was purchased in August 2007.

(2)
We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007. Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The Program has no expiration date. As of October 27, 2007, there were no stock purchases made from the 2007 Program.

(3)	Based on the closing price of $15.85 at October 26, 2007.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: December 6, 2007	BY:	/s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 6, 2007	BY:	/s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)