Form 10-Q
period 2008-01-26
DRESS BARN INC
filed 2008-03-06
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2008	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒   Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The Registrant had 60,227,221 shares of common stock outstanding as of March 5, 2008.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED JANUARY 26, 2008

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data	January 26,	July 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$44,879	$67,133
Marketable securities and investments	180,095	177,446
Merchandise inventories	161,302	197,143
Deferred income tax assets	9,739	4,242
Prepaid expenses and other current assets	20,450	17,831
Total Current Assets	416,465	463,795

Property and Equipment	500,421	485,203
Less accumulated depreciation and amortization	242,773	228,749
Property and equipment, net	257,648	256,454

Deferred income tax assets	1,507	—
Other intangible assets, net	108,339	108,932
Goodwill	130,656	130,656
Other assets	22,806	21,488
TOTAL ASSETS	$937,421	$981,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$91,155	$133,802
Accrued salaries, wages and related expenses	24,400	30,062
Other accrued expenses	42,547	60,009
Customer credits	20,399	15,141
Income taxes payable	—	4,238
Current portion of long-term debt	1,244	116,211
Total Current Liabilities	179,745	359,463
Long-term debt	142,910	28,540
Deferred rent and lease incentives	56,800	53,356
Other long-term liabilities	49,939	25,862
Deferred income tax liabilities	—	4,703
Total Liabilities	429,394	471,924

Commitments and Contingencies

Shareholders' Equity:
Common stock - par value $0.05, 75,000,000 shares authorized,
60,210,286 and 62,303,794 shares issued and 60,210,286 and 61,693,794 shares outstanding at January 26, 2008 and July 28, 2007, respectively	3,009	3,115
Additional paid-in capital	110,847	106,604
Retained earnings	393,576	411,492
Treasury stock (at cost, 0 shares at January 26, 2008 and 610,000 shares at July 28, 2007)	—	(11,849)
Accumulated other comprehensive income	595	39
Total Shareholders’ Equity	508,027	509,401
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$937,421	$981,325

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	January 26, 2008	January 27, 2007

Net sales	$345,568	$340,344

Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	223,832	211,288
Selling, general and administrative expenses	101,465	93,997
Depreciation and amortization	11,761	12,010

Operating income	8,510	23,049

Interest income	2,181	1,552
Interest expense	(1,202)	(1,218)
Other income	454	251

Earnings before income taxes	9,943	23,634

Income taxes	2,529	6,610
Net earnings	$7,414	$17,024

Earnings per share:
Basic	$0.12	$0.27
Diluted	$0.12	$0.24

Weighted average shares outstanding:
Basic	60,009	61,935
Diluted	63,252	70,214

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Twenty-Six Weeks Ended
	January 26, 2008	January 27, 2007

Net sales	$709,292	$698,782

Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	448,047	420,804
Selling, general and administrative expenses	198,200	187,725
Depreciation and amortization	23,342	22,847

Operating income	39,703	67,406

Interest income	3,722	2,932
Interest expense	(2,417)	(2,449)
Other income	832	623

Earnings before income taxes	41,840	68,512

Income taxes	14,803	24,070
Net earnings	$27,037	$44,442

Earnings per share:
Basic	$0.45	$0.72
Diluted	$0.42	$0.64

Weighted average shares outstanding:
Basic	60,074	61,771
Diluted	64,741	69,878

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands	Twenty-Six Weeks Ended
	January 26, 2008	January 27, 2007
		(As restated)
Operating Activities:

Net earnings	$27,037	$44,442

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	23,342	22,822
Impairment and asset disposals	2,019	1,027
Deferred taxes	2,227	(1,145)
Deferred rent and other occupancy costs	(2,132)	(2,858)
Share-based compensation	2,962	2,531
Tax benefit related to share-based compensation	—	3,691
Excess tax benefits from share-based compensation	(162)	(3,001)
Restricted stock compensation expense	563	338
Amortization of debt issuance costs	201	191
Cash surrender value of life insurance	570	(364)
Gift card breakage	(1,147)	—
Other	100	270

Changes in assets and liabilities:
Merchandise inventories	35,841	12,467
Prepaid expenses and other current assets	(1,794)	361
Other assets	258	391
Accounts payable - trade	(42,647)	(15,881)
Accrued salaries, wages and related expenses	(5,662)	467
Other accrued expenses	(3,914)	1,229
Customer credits	6,405	6,098
Income taxes payable	598	(11,142)
Deferred rent and lease incentives	5,525	3,453
Other long-term liabilities	(19)	4,273
Total adjustments	23,134	25,218

Net cash provided by operating activities	50,171	69,660

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Twenty-Six Weeks Ended
	January 26, 2008	January 27, 2007
		(As restated)

Investing Activities:
Cash paid for property and equipment	(27,659)	(23,304)
Purchases of long-term investments	(230)	(1,539)
Sales and maturities of marketable securities and investments	195,936	133,588
Purchases of marketable securities and investments	(198,312)	(169,910)
Investment in life insurance policies	(2,108)	(3,254)
Reimbursement related to acquisition of Maurices Incorporated	—	1,910
Net cash used in investing activities	(32,373)	(62,509)

Financing Activities:
Repayments of long-term debt	(597)	(566)
Purchase of treasury stock	(40,179)	—
Proceeds from employee stock purchase plan purchases	143	148
Excess tax benefits from share-based compensation	162	3,001
Proceeds from stock options exercised	419	3,886
Net cash (used in) / provided by financing activities	(40,052)	6,469

Net (decrease) / increase in cash and cash equivalents	(22,254)	13,620
Cash and cash equivalents - beginning of period	67,133	34,168
Cash and cash equivalents - end of period	$44,879	$47,788

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$13,853	$32,817
Cash paid for interest	$2,224	$2,255
Accrual for capital expenditures	$3,177	$564

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly-owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007 (“our 10-K”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 28, 2007 condensed consolidated balance sheet amounts have been derived from audited financial statements included in our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

We identified an error in the way we had previously classified our deferred compensation between current liabilities and long-term liabilities. This reclassification of deferred compensation required our condensed consolidated statements of cash flow for the prior period to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our condensed consolidated statements of cash flows. This reclassification does not affect the net cash provided by operating activities.  See Note 11 to the condensed consolidated financial statements of this report for a summary of the effects of this restatement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  In February 2008, the FASB Staff Position (“FSP”) issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 (our Fiscal 2010), and for interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides companies with an option to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently measured at fair value.  A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces FASB Statement No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

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

The amortized cost and estimated fair value based on published closing prices of securities at January 26, 2008 and July 28, 2007, are shown below.

	January 26, 2008		July 28, 2007
(Amounts in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost

Municipal bonds	$76,845	$76,250	$69,871	$69,832
Auction rate securities	103,250	103,250	107,575	107,575
Total	$180,095	$179,500	$177,446	$177,407

Our investments are comprised of municipal bonds and auction rate securities.  Auction rate securities are variable-rate debt securities. ARSs have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.  Our auction rate securities are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Until February 2008, the auction rate securities market was highly liquid.  Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.

Through March 4, 2008, we successfully sold $55.3 million of our $103.3 million outstanding auction rate securities at par value as of January 26, 2008, leaving $48.0 million held at the end of the quarter still unsold.  Of the $48.0 million, $32.0 million were the result of failed auctions where we intended to sell the securities but due to a lack of buyers were unable to sell them. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature.

Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments available for sale in current assets on our condensed consolidated balance sheets.  The interest rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. We believe we will be able to liquidate our investments without loss in the next 12 months. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired or that the failure of the auction mechanism will have a material impact on our liquidity.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of our recorded goodwill or indefinite life intangible assets is needed.   Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology.  Trade names, in the amount of $106.0 million as of January 26, 2008, have an indefinite life and therefore are not amortized.  Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives. The estimated annual amortization expense over the next five fiscal years is as follows: $1.1 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million, respectively.

5.  Debt

Debt consists of the following:

(Amounts in thousands)	January 26, 2008	July 28, 2007

Dunnigan Mortgage	$29,154	$29,751
Convertible Senior Notes	115,000	115,000
Total	$144,154	$144,751

The Dunnigan mortgage loan was borrowed in connection with the purchase of the Suffern, New York facility, of which the major portion is our corporate offices and dressbarn’s distribution center.  Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023.

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due in 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.  Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods.  Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value.  On January 25, 2008, the market value of the Convertible Senior Notes was $152.4 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of January 28, 2008 and continuing through April 25, 2008, the holders of the Convertible Senior Notes may not convert their notes as described above because our stock price closed below $12.61 per share for 20 trading days within the last 30 trading-day period of each quarter. Accordingly, the Convertible Senior Notes were classified as a non-current liability as of January 26, 2008 because the market-based conversion provisions were not met as of that date.  The Convertible Senior Notes were classified as a current liability as of July 28, 2007 because the market-based conversion provisions were met as of that date.   If our common stock maintains a closing price above $12.61 per share for the required time period during certain subsequent periods, the convertible senior notes would be available for immediate conversion and would be reclassified as a current liability.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”).  Our Credit Agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million.  The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions.  Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%.  The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio.  The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type.  Borrowings under the Credit Agreement are secured by substantially all of our assets; and none of our subsidiaries have guaranteed the Credit Agreement.  As of January 26, 2008, $63 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $37 million of outstanding letters of credit at January 26, 2008.

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

6.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on July 29, 2007. As a result of adoption, we recognized a charge of approximately $4.9 million to the July 29, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $27.2 million of which $19.4 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $6.5 million and accrued penalties of $0.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of January 26, 2008, our gross unrecognized tax benefits were $25.4 million. If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate was $18.3 million. The accrued interest and penalties as of January 26, 2008 were $5.7 million. During the January 2008 quarter we recorded a reduction in our income tax expense of approximately $1.9 million from the reversal of an accrual for uncertain tax position following a state administrative ruling that reduced our potential exposure for taxes and interest in that state. In total the gross unrecognized tax benefits decreased by $2.2 million during the January 2008 quarter and the portion of the liabilities for gross unrecognized tax benefits that, if recognized, that would affect the effective tax rate decreased by $1.3 million. Accrued interest and penalties decreased during the January 2008 Quarter by $1.7 million.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Federal periods that remain subject to examination include fiscal 2004 to fiscal 2006 and state jurisdictions that remain subject to examination range from fiscal 2001 to 2006, with few exceptions. Our federal tax return for fiscal period ended July 31, 2005 is currently under examination. Of the total gross unrecognized tax benefits, it is reasonably possible that between $7million and $8 million could change in the next twelve months due to the resolution of construction allowances and other items in the IRS audit, expiration of statute of limitations or other resolution of tax uncertainties in various taxing authorities.

7.  Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant.  As of January 26, 2008 there were approximately 5.7 million shares under the 2001 plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  During the thirteen weeks ended January 26, 2008 and January 27, 2007, we recognized a total of approximately $1.5 million and $1.4 million, and $3.0 million and $2.5 million during the twenty-six weeks ended January 26, 2008 and January 27, 2007, respectively, in share-based compensation expense. As of January 26, 2008, there was $14.6 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.  The total intrinsic value of options exercised during the twenty-six weeks ended January 26, 2008 was approximately $0.5 million.

Following is a summary of the changes in stock options outstanding during the twenty-six weeks ended January 26, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 28, 2007	5,677,329	$10.35	6.8
Granted	636,200	16.81
Forfeited or expired	(54,100)	14.23
Exercised	(61,011)	6.87
Options outstanding at January 26, 2008	6,198,418	$11.01	6.7	$13,580.2
Vested and exercisable at January 26, 2008	3,303,717	$8.34	5.4	$12,215.4
Vested and expected to vest at January 26, 2008	5,940,508	$11.49	6.9	$13,418.9

The 2001 Stock Incentive Plan also allows for the issuance of restricted shares.  Prior to January 2005, restricted shares did not count against the 2001 Stock Incentive Plan.  Effective January 2005, any shares of restricted stock are counted against the shares available for future grant limit as three shares for every one restricted share granted.  In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three options become available for grant.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years.  As of January 26, 2008, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.  The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the thirteen weeks ended January 26, 2008 was $0.1 million and during the twenty-six weeks ended January 26, 2008 was $0.3 million.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  Each LTIP valuation period contains a payout feature that will result in issuance of restricted shares in accordance with the general terms of the LTIP if the performance metrics for that valuation period are achieved.  Restricted shares issued pursuant to the various LTIP valuation periods vest over a three-year period from the end of the valuation period except for certain exceptions where the shares vest immediately due to the LTIP participant’s age and years of service. We recognize compensation expense relating to the various LTIP valuation periods based upon the share price when the terms of the LTIP for that valuation period were communicated to the participants and the restricted shares estimated to be issued at the end of the valuation period. As of January 26, 2008, there was $0.5 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the twenty-six weeks ended January 26, 2008, the LTIP payout relating to fiscal 2007’s valuation period was made, resulting in the issuance of 43,573 shares of restricted stock, of which 5,049 vested immediately. During the thirteen and twenty-six weeks ended January 26, 2008 we recognized a total of $(0.1) million and $0.3 million of compensation expense relating to all existing LTIP valuation periods.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the changes in the shares of restricted stock outstanding during the twenty-six weeks ended January 26, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 28, 2007	137,167	$13.59
Granted	43,573	20.79
Vested	(45,916)	12.45
Forfeited	—	—
Restricted stock awards at January 26, 2008	134,824	$16.31

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of our common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  During the twenty-six weeks ended January 26, 2008 we sold approximately 11,200 shares to employees at an average discount of $1.44 per share under the Employee Stock Purchase Plan.  The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $16,000 for the twenty-six weeks ended January 26, 2008.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows.  For the thirteen and twenty-six weeks ended January 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.04 million and $0.16 million, respectively.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	January 26, 2008	January 27, 2007

Weighted average risk-free interest rate	4.2%	4.5%
Weighted average expected life (years)	4.8	4.8
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	39.5%	40.2%
Expected dividend yield	0%	0%

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.  Share Repurchase Programs

During the twenty-six weeks ended January 26, 2008, we completed our $75 million share buyback repurchase program, which was originally announced on April 5, 2001.  The remaining authorized amount for this share repurchase program was $28 million with which we purchased 1,634,060 shares at an average price of $17.34 in August 2007. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.  During the first quarter of fiscal 2008, 610,000 shares were retired for $12 million.

On September 20, 2007, our Board of Directors authorized a new $100 million share repurchase program (the “2007 Program”).  Under the 2007 Program purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.   The 2007 Program has no expiration date.  As of the date of this filing, no shares were purchased under this stock repurchase program.

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

	Thirteen Weeks		Twenty-Six Weeks
(Amounts in thousands)	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Weighted average number of common shares outstanding – basic	60,009	61,935	60,074	61,771
Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	3,243	8,279	4,667	8,107
Weighted average number of common shares outstanding – diluted	63,252	70,214	64,741	69,878

Anti-dilutive common stock equivalents	3,410	471	1,186	471

The Convertible Senior Notes were dilutive to earnings per share at January 26, 2008 and January 27, 2007 since the average price of our stock for the first quarters was more than the conversion price of the Convertible Senior Notes.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 2.1 million shares for the thirteen weeks ended January 26, 2008 and approximately 5.9 million shares for the thirteen weeks ended January 27, 2007. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 3.3 million shares for the twenty-six weeks ended January 26, 2008 and approximately 5.6 million shares for the twenty-six weeks ended January 27, 2007.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.  Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(Amounts in millions)	January 26, 2008		January 27, 2007	January 26, 2008	January 27, 2007
Net sales
dressbarn and dressbarn woman brands		$204.1	$213.1	$432.2	$455.2
maurices brand		141.5	127.2	277.1	243.6
Consolidated net sales		$345.6	$340.3	$709.3	$698.8

Operating income
dressbarn and dressbarn woman brands	$	(4.4)	$10.6	$7.8	$38.9
maurices brand		12.9	12.4	31.9	28.5
Consolidated operating income		8.5	23.0	39.7	67.4
Interest income		2.2	1.5	3.7	2.9
Interest expense		(1.2)	(1.2)	(2.4)	(2.4)
Other income		0.4	0.3	0.8	0.6
Earnings before provision for income taxes		$9.9	$23.6	$41.8	$68.5

Depreciation and amortization
dressbarn and dressbarn woman brands		$6.9	$7.4	$13.6	$14.0
maurices brand		4.9	4.6	9.7	8.8
Consolidated depreciation and amortization		$11.8	$12.0	$23.3	$22.8

Cash paid for capital expenditures
dressbarn and dressbarn woman brands		$7.4	$6.8	$15.0	$13.8
maurices brand		5.6	4.4	12.7	9.5
Consolidated capital expenditures		$13.0	$11.2	$27.7	$23.3

(Amounts in millions)	January 26, 2008	July 28, 2007
Identifiable assets
dressbarn and dressbarn woman brands	$789.4	$822.3
maurices brand	148.0	159.0
Total identifiable assets	$937.4	$981.3

Merchandise inventories
dressbarn and dressbarn woman brands	$107.7	$130.4
maurices brand	53.6	66.7
Total merchandise inventories	$161.3	$197.1

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.   Restatement of Previously Issued Financial Statements

Subsequent to the filing of our 2006 financial statements, during the fourth quarter of Fiscal 2007, we identified an error in the way we had previously classified deferred compensation on our balance sheet as of July 29, 2006. This reclassification of deferred compensation required our condensed consolidated statements of cash flows for the twenty-six weeks ended January 27, 2007 to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our consolidated statements of cash flows. This reclassification does not affect the net cash provided by operating activities.

Following is a summary of the significant effects of these restatements on our condensed consolidated statements of cash flows for the twenty-six weeks ended January 27, 2007.

(Amounts in thousands)	Condensed Consolidated Statements of Cash Flows
As of January 27, 2007	Previously reported	Adjustments		As restated
Operating activities:
Accrued salaries, wages and related expenses	$989	$	(522)	$467
Other long -term liabilities (1)	3,751		522	4,273
Net cash provided by operating activities	$69,660		$—	$69,660

(1) Previously deferred rent and lease incentives were combined with other long-term liabilities in our Quarterly Report on Form 10-Q Condensed Consolidated Balance Sheets. However, our current Condensed Consolidated Balance Sheets as of January 27, 2007 presents separately $48.6 million of deferred rent and lease incentives and $24.8 million of other long-term liabilities.

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

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a high-level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this MD&A. It should not be relied upon separately from the balance of this quarterly report.

Net sales for the thirteen weeks ended January 26, 2008 (the “second quarter”) were $345.6 million, an increase of 1.6% from $340.3 million for the thirteen weeks ended January 27, 2007 (the “prior quarter”). Our comparable same store sales decreased 3.5% during the same period. During the second quarter, we opened three dressbarn brand Combo stores and 17 maurices stores.  There were 19 closings of dressbarn brand locations during the second quarter.

Net earnings for the second quarter decreased to $7.4 million from $17.0 million for the prior quarter.  Diluted earnings per share for the second quarter were $0.12 versus $0.24 per share for the prior quarter, including approximately $0.03 from the reversal of an accrual for uncertain tax positions.

Net sales for the twenty-six weeks ended January 26, 2008 (“six months”) were $709.3 million, an increase of 1.5% from $698.8 million for the twenty-six weeks ended January 27, 2007 (the “prior period”).  Our comparable same store sales decreased 3.3% during the same period.  We opened 20 dressbarn brand Combo stores and 31 maurices stores, and seven freestanding dressbarn brand stores were converted into Combo stores.  There were 22 closings of dressbarn brand locations during the six months.

Net earnings for the six months decreased to $27.0 million from $44.4 million for the prior period.  Diluted earnings per share for the six months were $0.42 versus $0.64 per share for the prior period. The decrease was largely due to the decreased comparable sales performance coupled with higher cost of sales, offset by higher net interest income.

The dressbarn brand has been negatively impacted by the difficult macro-economic environment that has caused the typical dressbarn customer to be more cautious with her spending than the typical younger maurices customer. This has led to increased promotional activity to reduce seasonal inventory in the second quarter.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Net sales growth	1.6%	9.5%	1.5%	11.0%
dressbarn comparable store sales	(6.8%)	5.3%	(7.5%)	7.6%
maurices comparable store sales	1.9%	4.4%	4.6%	3.3%
Total comparable store sales growth	(3.5%)	5.0%	(3.3%)	6.1%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	64.8%	62.1%	63.2%	60.2%
Square footage growth vs. prior year	5.6%	4.6%	5.7%	4.4%
Total store count	1,457	1,368	1,457	1,368
Diluted earnings per share	$0.12	$0.24	$0.42	$0.64
SG&A as a percentage of sales	29.4%	27.6%	27.9%	26.9%
Capital expenditures (in millions)	$13.0	$11.2	$27.7	$23.3

We consider comparable store sales to be one of the most important indicators of our current performance.  Comparable store sales results are important in leveraging our costs, including store payroll, store supplies and occupancy costs.  Positive comparable store sales contribute to greater leveraging of costs.  Comparable store sales also have a direct impact on our total net sales, cash and working capital.  We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions).  If a single-format dressbarn store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales.  The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation, and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of earnings.

We expect to continue our strategy of opening new stores while closing underperforming locations.  Our store expansion strategy is to focus on both expanding our major trading markets and developing and expanding into new domestic markets.  We plan to continue our planned store openings using cash flow from operations. We plan to open approximately 60 additional stores and close approximately 15 stores during the remainder of our fiscal year ending July 26, 2008 (“Fiscal 2008”).

Results of Operations

Net sales:

(Amounts in millions, except for % amounts)	January 26, 2008	% of Sales	January 27, 2007	% of Sales	% Change
dressbarn and dressbarn woman brands	$204.1	59.1%	$213.1	62.6%	(4.2%)
maurices brand	141.5	40.9%	127.2	37.4%	11.2%
Consolidated thirteen weeks ended net sales	$345.6		$340.3		1.6%

dressbarn and dressbarn woman brands	$432.2	60.9%	$455.2	65.1%	(5.1%)
maurices brand	277.1	39.1%	243.6	34.9%	13.8%
Consolidated twenty-six weeks ended net sales	$709.3		$698.8		1.5%

Net sales for the second quarter increased by 1.6% to $345.6 million from $340.3 million for the prior quarter.  The net sales increase for the second quarter was related to the 5.6% increase in store square footage due to net new store openings partially offset by our consolidated comparable store sales decrease of 3.5% (dressbarn decreased 6.8% and maurices increased 1.9%). The dressbarn brands’ total sales transactions decreased 1% reflective of weak customer traffic; average unit retail decreased 6.5%, primarily due to higher markdowns during the quarter; and units per transaction increased 2.5%, reflecting that markdowns were effective in reducing inventory levels. This netted to a 4% decrease in average dollar sales.  maurices sales for the second quarter were $141.5 million as compared with $127.2 million in the prior quarter primarily driven by new store growth and the comparable store sales increase. maurices average unit retail increased 5.3% and unit per transaction increased 2.2% for a net increase of 7.5% in average dollar sales, which offset the 6.3% traffic decline.

Net sales for the six months increased by 1.5% to $709.3 million from $698.8 million for the prior period.  The net sales increase for the six months was related to the 5.7% increase in store square footage due to new store openings, partially offset by our consolidated comparable store sales decrease of 3.3% (dressbarn decreased 7.5% and maurices increased 4.6%). The dressbarn brands were impacted by the difficult macro-economic environment, which has caused the typical dressbarn customer to be more cautious with her spending resulting in a 1% reduction of total sales transactions and a 4% decrease in average transaction compared to the prior period. This led to increased promotional activity to reduce seasonal inventory during the second quarter. maurices sales for the six months were $277.1 million as compared with $243.6 million in the prior period, primarily due to the comparable store sales increase and new store growth.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$223.8	$211.3	$12.5	5.9%
As a percentage of sales	64.8%	62.1%

Twenty-six weeks ended	$448.0	$420.8	$27.2	6.5%
As a percentage of sales	63.2%	60.2%

For the dressbarn brands, cost of sales, including buying and occupancy costs, excluding depreciation (“cost of sales”) was $136.9 million or 67.1% of net sales, an increase of 510 basis points for the second quarter as compared to $132.2 million or 62.0% of net sales for the prior quarter.  Cost of sales for dressbarn increased from the prior quarter primarily resulting from an increase in markdowns (up 1160 basis points) and a decrease in initial mark-on (down 20 basis points). For the maurices brand, the decrease in cost of sales (down 80 basis points) was the result of higher initial mark-on (up 70 basis points) offset by slightly higher markdowns (up 30 basis points).

For the dressbarn brand, cost of sales was $283.0 million or 65.5% of net sales, an increase of 520 basis points for the six months as compared to $274.7 million or 60.3% of net sales for the prior period.  Cost of sales for dressbarn increased from the prior period primarily resulting from an increase in markdowns (up 850 basis points).  For the maurices brand, the slight decrease in cost of sales (down 40 basis points) was the result of higher initial mark-on (up 70 basis points) partially offset by increased markdowns (up 170 basis points).

SG&A expenses:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$101.5	$94.0	$7.5	8.0%
As a percentage of sales	29.4%	27.6%

Twenty-six weeks ended	$198.2	$187.7	$10.5	5.6%
As a percentage of sales	27.9%	26.9%

Selling, general and administrative (“SG&A”) for the second quarter increased 180 basis points to 29.4% from 27.6% for the prior quarter.  For the dressbarn brands, SG&A increased 210 basis points to 31.7% versus 29.6% for the prior quarter. The increase was due primarily to the de-leveraging of expenses in relation to the comparable store sales decrease. As a percentage of sales, payroll increased 70 basis points, marketing/advertising increased 50 basis points, and medical insurance increased 40 basis points. maurices SG&A expenses were 26.0% of sales for the second quarter versus 24.3% for the prior quarter. This increase was attributable to greater marketing investments (up 100 basis points), increased payroll (up 50 basis points) and higher credit costs (up 20 basis points).

SG&A for the six months increased 100 basis points to 27.9% from 26.9% for the prior period. For the dressbarn brands, SG&A increased 160 basis points to 29.6% versus 28.0% for the prior period. The increase was due primarily to the de-leveraging of expenses in relation to the comparable store sales decrease. As a percentage of sales, payroll increased 80 basis points and marketing/advertising increased 30 basis points offset by a reduction in professional fees of 30 basis points. maurices SG&A expenses were 25.4% of sales for the first six months versus 24.7% for the prior period. This increase was attributable to greater marketing investments (60 basis points) and increased payroll and related costs (20 basis points).

Depreciation and amortization:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change		% Change
Thirteen weeks ended	$11.8	$12.0	$	(0.2)	(1.7%)
As a percentage of sales	3.4%	3.5%

Twenty-six weeks ended	$23.3	$22.8		$0.5	2.2%
As a percentage of sales	3.3%	3.3%

Depreciation expense slightly decreased 1.7% in the second quarter as compared to the prior quarter but remained constant at approximately 3.4% of sales.

Depreciation expense increased 2.2% in the six months as compared to the prior period but remained constant at approximately 3.3% of sales. The increase was primarily due to new store openings and store remodels.

Operating income:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$8.5	$23.0	$(14.5)	(63.0%)
As a percentage of sales	2.5%	6.8%

Twenty-six weeks ended	$39.7	$67.4	$(27.7)	(41.1%)
As a percentage of sales	5.6%	9.6%

As a result of the above factors, operating income as a percent of net sales was 2.5% for the second quarter compared to 6.8% for the prior quarter. For the dressbarn brands, operating income as a percent of sales decreased to (2.2%) versus 5.0% last year. For the maurices brand, operating income as a percent of sales slightly decreased to 9.2% versus 9.8% last year.

As a result of the above factors, operating income as a percent of net sales was 5.6% for the six months compared to 9.6% for the prior period. For the dressbarn brand, operating income as a percent of sales decreased to 1.8% versus 8.5% last year. For the maurices brand, operating income as a percent of sales slightly decreased to 11.5% versus 11.7% last year.

Interest income:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$2.2	$1.6	$0.6	37.5%
As a percentage of sales	0.6%	0.5%

Twenty-six weeks ended	$3.7	$2.9	$0.8	27.6%
As a percentage of sales	0.5%	0.4%

Interest income increased primarily due to the increase in the interest rate yield from the funds invested in tax free marketable securities and investments in the thirteen weeks and twenty-six weeks ended January 26, 2008 as compared to the prior periods.

Interest expense:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$(1.2)	$(1.2)	$—	0.0%
As a percentage of sales	(0.3%)	(0.4%)

Twenty-six weeks ended	$(2.4)	$(2.4)	$—	0.0%
As a percentage of sales	(0.3%)	(0.3%)

Interest expense for both the thirteen weeks and twenty-six weeks ended January 26, 2008 remained consistent.

Other Income:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$0.5	$0.3	$0.2	66.7%
As a percentage of sales	0.1%	0.1%

Twenty-six weeks ended	$0.8	$0.6	$0.2	33.3%
As a percentage of sales	0.1%	0.1%

The majority of other income represents rental income mostly from two unaffiliated tenants currently occupying space in our facility in Suffern, New York. The rental square footage is 100% leased through 2012. The remainder represents maurices’ sublease revenue and our share of net income or losses of equity investments.

Income Tax Expense:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$2.5	$6.6	$(4.1)	(62.1%)
As a percentage of sales	0.7%	1.9%

Twenty-six weeks ended	$14.8	$24.1	$(9.3)	(38.6%)
As a percentage of sales	2.1%	3.4%

The effective tax rate is approximately 25.4% for the second quarter compared to 28.0% for the prior quarter.  The effective tax rate is approximately 35.4% for the six months compared to 35.1% for the prior period. The income tax provision for the second quarter and six months was favorably impacted by the reversal of $1.9 million of uncertain tax positions following a state administrative ruling that reduced our potential exposure for taxes and interest in that state. The income tax provision for the prior quarter and prior period was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts. We currently anticipate an effective tax rate for the remainder of Fiscal 2008 of approximately 39.5%, which includes interest on our existing uncertain tax positions that is included in income tax expense.

Net earnings:

(Amounts in millions, except for % amounts)	January 26, 2008	January 27, 2007	$ Change	% Change
Thirteen weeks ended	$7.4	$17.0	$(9.6)	(56.5%)
As a percentage of sales	2.1%	5.0%

Twenty-six weeks ended	$27.0	$44.4	$(17.4)	(39.2%)
As a percentage of sales	3.8%	6.4%

Net earnings for the second quarter decreased to $0.12 per diluted share, compared to $0.24 per diluted share in the prior quarter and for the six months decreased to $0.42 per diluted share, compared to $0.64 per diluted share in the prior period.  The decrease was largely due to the comparable sales performance coupled with higher cost of sales and the de-leveraging of our expense structure, offset by higher net interest income and favorable income tax adjustments.

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

At January 26, 2008, we had cash, cash equivalents and marketable securities of $225.0 million as compared to $244.6 million as of July 28, 2007.  The decrease in cash, cash equivalents and marketable securities was primarily driven by treasury stock purchases of $40.2 million combined with capital expenditures of $27.7 million offset by cash generated by operations of $50.2 million.

Net cash provided by operations was $50.2 million for the six months compared with $69.7 million during the prior period.  The decrease of $19.5 million was primarily due to a decrease in net income of $17.4 million from the prior period.  Reduction in taxes paid due to the lower net income were offset by reductions in accrued expenses and incentive payments. The change in inventory net of the change in accounts payable was comparable to the prior period as additional markdowns were used to maintain inventory levels in line with sales.

Net cash used by investing activities was $32.4 million.  The majority of this amount is related to purchases of $27.7 million related to property and equipment mainly for new store openings and store remodels during the six months.  Additionally, we had purchases of marketable securities in excess of the cash proceeds received from the sales of marketable securities.

Net cash used by financing activities was $40.1 million during the six months, primarily relating to the purchases of treasury stock slightly offset by the exercise of stock options and the related excess tax benefits.

As of January 26, 2008, $63 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business.  The $63 million available under the credit agreement represents the $100 million from our revolving credit facility less $37 million of outstanding letters of credit at January 26, 2008.  We also have an option to increase the revolving credit facility by $50 million.

On April 5, 2001, our Board of Directors approved a share repurchase program in which we were authorized to purchase on the open market or in privately negotiated transactions up to $75 million of our common stock.  During August 2007, we purchased the remaining authorized amount of $28.3 million of the 2001 share repurchase program. In September 2007, our Board of Directors authorized a new $100 million share buyback program. There were no purchases made under the 2007 share buyback program in the six months ended January 26, 2008. Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules.

We believe that our cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.

Our investments are comprised of municipal bonds and a variety of high-grade auction rate securities. Our auction rate securities are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Up until February 2008, the auction rate securities market was highly liquid.  During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.

Through March 4, 2008, we successfully sold $55.3 million of our $103.3 million outstanding auction rate securities at par value as of January 26, 2008, leaving $48.0 million held at the end of the quarter still unsold.  Of the $48.0 million, $32.0 million were the result of failed auctions where we intended to sell the securities but due to a lack of buyers were unable to sell them. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature.

Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments available for sale in current assets on our condensed consolidated balance sheets.  The interest rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. We believe we will be able to liquidate our investments without loss in the next 12 months. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired or that the failure of the auction mechanism will have a material impact on our liquidity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Recent Accounting Pronouncements

See Note 2 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 28, 2007.  Our market risk profile as of July 28, 2007 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2007 Annual Report on Form 10-K.

As of January 26, 2008, we held $103.3 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Through March 4, 2008, we successfully sold $55.3 million of our $103.3 million outstanding auction rate securities at par value as of January 26, 2008, leaving $48.0 million held at the end of the quarter still unsold.  Of the $48.0 million, $32.0 million were the result of failed auctions where we intended to sell the securities but due to a lack of buyers were unable to sell them. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature.

Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments available for sale in current assets on our condensed consolidated balance sheets.  The interest rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. We believe we will be able to liquidate our investments without loss in the next 12 months. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired or that the failure of the auction mechanism will have a material impact on our liquidity.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 4 – CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 26, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1), (2)

Quarter Ended January 26, 2008

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

October 28, 2007 through January 26, 2008 (1)	—	—	—	8,802,817

(1)
 We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The Program has no expiration date.  As of January 26, 2008, there were no stock purchases made from the 2007 Program.

(2)	Based on the closing price of $11.36 at January 25, 2008.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on November 28, 2007.  Holders of an aggregate of 60,145,721 shares of our common stock at the close of business on October 19, 2007 were entitled to vote at the meeting, of which 55,161,750 were present in person or represented by proxy.  At the Annual Meeting, our shareholders voted as follows:

Proposal One. To elect two directors for a three-year term expiring on the date of our 2010 Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
Elliot S. Jaffe (3 year term, expiring at the 2010 Annual Meeting of Shareholders )	53,885,231	1,276,519
Burt Steinberg (3 year term, expiring at the 2010 Annual Meeting of Shareholders )	52,780,859	2,380,891

Mr. Jaffe and Mr. Steinberg were elected to serve as directors as noted above. Our directors, whose term of office expires at the 2008 Annual Meeting of Shareholders, are David R. Jaffe, Klaus Eppler, and Kate Buggeln.  Our directors, whose term of office expires at the 2009 Annual Meeting of Shareholders, are John Usdan and Randy L. Pearce. No other persons were nominated, or received votes, for election as directors of The Dress Barn, Inc. at our 2007 Annual Meeting of Stockholders. There were no broker non-votes with respect to this proposal.

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

The Dress Barn, Inc.

Dat: March 6, 2008	By:	/s/ David R. Jaffe
Name: David R. Jaffe
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 6, 2008	By:	/s/ Armand Correia
Name: Armand Correia
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)