Form 10-Q
period 2008-04-26
DRESS BARN INC
filed 2008-06-04
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2008	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The Registrant had 60,318,380 shares of common stock outstanding as of June 2, 2008.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED APRIL 26, 2008

Part I. FINANCIAL INFORMATION

Item 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share data

	April 26,	July 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$123,264	$67,133
Marketable security investments	74,987	177,446
Merchandise inventories	175,139	197,143
Deferred income tax assets	-	4,242
Prepaid expenses and other current assets	25,385	17,831
Total Current Assets	398,775	463,795

Property and Equipment	514,613	485,203
Less accumulated depreciation and amortization	250,626	228,749
Property and equipment, net	263,987	256,454

Deferred income tax assets	4,447	-
Other intangible assets, net	108,056	108,932
Goodwill	130,656	130,656
Marketable security investments	58,041	-
Other assets	22,923	21,488
TOTAL ASSETS	$986,885	$981,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$111,415	$133,802
Accrued salaries, wages and related expenses	27,690	30,062
Other accrued expenses	50,339	60,009
Customer credits	16,840	15,141
Income taxes payable	-	4,238
Deferred taxes	338	-
Current portion of long-term debt	116,261	116,211
Total Current Liabilities	322,883	359,463
Long-term debt	27,588	28,540
Deferred rent and lease incentives	58,917	53,356
Other long-term liabilities	46,210	25,862
Deferred income tax liabilities	-	4,703
Total Liabilities	455,598	471,924

Commitments and Contingencies

Shareholders' Equity:
Common stock - par value $0.05, 75,000,000 shares authorized, 60,260,580 and 62,303,794 shares issued and 60,260,580 and 61,693,794 shares outstanding at April 26, 2008 and July 28, 2007, respectively	3,013	3,115
Additional paid-in capital	113,162	106,604
Retained earnings	418,513	411,492
Treasury stock (at cost, 0 shares at April 26, 2008 and 610,000 shares at July 28, 2007)	-	(11,849)
Accumulated other comprehensive (loss) income	(3,401)	39
Total Shareholders’ Equity	531,287	509,401
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$986,885	$981,325

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirteen Weeks Ended
	April 26, 2008	April 28, 2007

Net sales	$352,570	$347,923

Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	206,571	205,378
Selling, general and administrative expenses	97,370	95,797
Depreciation and amortization	12,384	11,009

Operating income	36,245	35,739

Interest income	2,269	1,482
Interest expense	(1,216)	(1,282)
Other income	351	388

Earnings before income taxes	37,649	36,327

Income taxes	12,712	13,216
Net earnings	$24,937	$23,111

Earnings per share:
Basic	$0.41	$0.37
Diluted	$0.39	$0.33

Weighted average shares outstanding:
Basic	60,095	62,188
Diluted	63,171	69,574

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share amounts

	Thirty-Nine Weeks Ended
	April 26, 2008	April 28, 2007

Net sales	$1,061,862	$1,046,705

Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	654,618	626,182
Selling, general and administrative expenses	295,570	283,522
Depreciation and amortization	35,726	33,856

Operating income	75,948	103,145

Interest income	5,991	4,414
Interest expense	(3,633)	(3,731)
Other income	1,183	1,011

Earnings before income taxes	79,489	104,839

Income taxes	27,515	37,286
Net earnings	$51,974	$67,553

Earnings per share:
Basic	$0.87	$1.09
Diluted	$0.81	$0.97

Weighted average shares outstanding:
Basic	60,081	61,906
Diluted	64,265	69,852

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirty-Nine Weeks Ended
	April 26, 2008	April 28, 2007
		(As restated)
Operating Activities:

Net earnings	$51,974	$67,553

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,726	33,856
Impairment and asset disposals	2,900	1,374
Deferred taxes	7,975	(3,207)
Deferred rent and other occupancy costs	(3,656)	(3,689)
Share-based compensation	4,159	3,976
Tax benefit related to share-based compensation	-	4,321
Excess tax benefits from share-based compensation	(226)	(4,175)
Restricted stock compensation expense	962	599
Amortization of debt issuance costs	284	282
Cash surrender value of life insurance	233	(588)
Gift card breakage	(1,650)	-
Other	(412)	177

Changes in assets and liabilities:
Merchandise inventories	22,004	1,668
Prepaid expenses and other current assets	(767)	4,203
Other assets	317	382
Accounts payable - trade	(22,387)	(12,965)
Accrued salaries, wages and related expenses	(2,372)	2,924
Other accrued expenses	575	3,715
Customer credits	3,349	3,810
Income taxes payable	(4,238)	(11,453)
Deferred rent and lease incentives	9,144	6,298
Other long-term liabilities	(2,660)	5,095
Total adjustments	49,260	36,603

Net cash provided by operating activities	101,234	104,156

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirty-Nine Weeks Ended
	April 26, 2008	April 28, 2007
		(As restated)

Investing Activities:
Cash paid for property and equipment	(43,677)	(45,750)
Purchases of long-term investments	(230)	(1,539)
Sales and maturities of marketable security investments	279,461	236,265
Purchases of marketable security investments	(238,915)	(270,548)
Investment in life insurance policies	(2,108)	(3,254)
Reimbursement related to acquisition of Maurices Incorporated	-	1,910
Net cash used in investing activities	(5,469)	(82,916)

Financing Activities:
Repayments of long-term debt	(902)	(855)
Purchase of treasury stock	(40,179)	-
Proceeds from employee stock purchase plan purchases	212	219
Excess tax benefits from share-based compensation	226	4,175
Proceeds from stock options exercised	1,009	4,656
Net cash (used in) / provided by financing activities	(39,634)	8,195

Net increase in cash and cash equivalents	56,131	29,435
Cash and cash equivalents - beginning of period	67,133	34,168
Cash and cash equivalents - end of period	$123,264	$63,603

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$28,765	$47,912
Cash paid for interest	$2,611	$2,658
Accrual for capital expenditures	$6,479	$4,967

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

We identified an error in the way we had previously classified our deferred compensation between current liabilities and long-term liabilities. This reclassification of deferred compensation required our condensed consolidated statements of cash flow for the prior period to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our condensed consolidated statements of cash flows. This reclassification does not affect the net cash provided by operating activities. See Note 12 to the condensed consolidated financial statements of this report for a summary of the effects of this restatement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). In February 2008, the FASB Staff Position (“FSP”) issued the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. This FSP will be effective for our fiscal year 2010. Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments. When effective, we believe this FSP will be applicable to our 2.5% Convertible Senior Notes. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-a on our consolidated financial position, results of operations and cash flows.

3. Marketable Security Investments

We purchase investments and marketable securities that have been designated as “available-for-sale” as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”). Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive (Loss) Income.” The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value based on published closing prices of securities at April 26, 2008 and July 28, 2007, are shown below.

	April 26, 2008		July 28, 2007
(Amounts in thousands)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Marketable Security Investments:
Municipal bonds	$74,767	$74,434	$69,871	$69,832
Auction rate securities	220	220	107,575	107,575
Total Current	74,987	74,654	177,446	177,407

Marketable Security Investments:
Auction rate securities - long-term	58,041	61,775	-	-
Total Marketable Securities Investments	$133,028	$136,429	$177,446	$177,407

Our investments are comprised of municipal bonds and auction rate securities. Auction rate securities (“ARS”) are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities historically have traded at par and have been callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders could not sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent to April 26, 2008, we successfully liquidated at par value $0.2 million of our $62.0 million outstanding ARS. The recent and current disruptions in the credit markets have adversely affected the auction market for ARS. As of April 26, 2008, we had approximately $58.0 million of marketable security investments which consisted solely of $61.8 million of ARS at cost, less a valuation allowance of $3.7 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. Therefore, we have classified our net $58.0 million investment in ARS to long-term on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. In addition, we determined that the valuation adjustment was deemed not to be other-than-temporary, and therefore was recorded within the other comprehensive income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may record additional unrealized or realized losses in future quarters. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine if the classification of the impairment is “other-than-temporary”. An other-than-temporary impairment charge results in an unrealized loss being recorded in the statement of earnings. Otherwise, the unrealized loss is recorded as a component of other comprehensive income in shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see these as AAA/Aaa. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

4. Goodwill and Other Intangible Assets

In January 2005, we acquired Maurices Incorporated, and accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and accordingly, the excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an impairment test at least annually on or about June 30th or whenever events or changes in business circumstances necessitate determining whether an impairment charge related to the carrying value of our recorded goodwill or indefinite life intangible assets is needed. Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology. Trade names, in the amount of $106.0 million as of April 26, 2008, have an indefinite life and therefore are not amortized. Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives. The estimated annual amortization expense over the next five fiscal years is as follows: $1.1 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Debt

Debt consists of the following:

(Amounts in thousands)	April 26, 2008	July 28, 2007

Dunnigan Mortgage	$28,849	$29,751
Convertible Senior Notes	115,000	115,000
	$143,849	$144,751

Less: current portion	(116,261)	(116,211)
Total long-term debt	$27,588	$28,540

The Dunnigan mortgage loan was borrowed in connection with the purchase of the Suffern, New York facility, of which the major portion is our corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, continue through 2023.

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due in 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On April 25, 2008, the market value of the Convertible Senior Notes was $165.0 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

If our common stock maintains a closing price below $12.61 per share for the required time period during certain subsequent periods, the convertible senior notes would not be available for immediate conversion and would be reclassified as a non-current liability. As of April 28, 2008 and continuing through July 25, 2008, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter. Accordingly, the Convertible Senior Notes are classified as a current liability as of April 26, 2008 and July 28, 2007 because the market-based conversion provisions were met for those time periods.

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our Credit Agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type. Borrowings under the Credit Agreement are secured by substantially all of our assets; and none of our subsidiaries have guaranteed the Credit Agreement. As of April 26, 2008, $62 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $38 million of outstanding letters of credit at April 26, 2008.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on July 29, 2007. As a result of adoption, we recognized a charge of approximately $4.9 million to the July 29, 2007 retained earnings balance. As of the adoption date, we had gross unrecognized tax benefits of $27.2 million of which $19.4 million, if recognized, would affect the effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $6.5 million and accrued penalties of $0.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of April 26, 2008, our gross unrecognized tax benefits were $20.2 million. If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate was $15.6 million. The accrued interest and penalties as of April 26, 2008 were $4.3 million. During the quarter ended April 26, 2008 we recorded a reduction in our income tax expense of approximately $2.7 million, which included a reduction of $2.1 million as a result of the expiration of federal and various state statutes of limitations on the assessment of additional income tax, a reduction of $1.6 million related to a previously recorded uncertain tax position that was not claimed in our July 2007 tax return, an increase in accrued interest on uncertain tax positions totaling $0.2 million, and an increase of $0.8 million related to uncertain tax positions identified during the quarter. On a gross basis, during the quarter ended April 26, 2008 our unrecognized tax benefits decreased by $5.1 million; including a decrease in accrued interest and penalties of $1.4 million.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Federal periods that remain subject to examination include fiscal 2005 to fiscal 2007 and state jurisdictions that remain subject to examination range from fiscal 2001 to 2007, with few exceptions. Our federal tax return for fiscal period ended July 30, 2005 is currently under examination. Of the total gross unrecognized tax benefits, it is reasonably possible that between $5 million and $6 million could change in the next twelve months due to the resolution of construction allowances and other items in the IRS audit, expiration of statute of limitations or other resolution of tax uncertainties in various taxing authorities.

7. Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either incentive stock options (ISO’s) or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant. As of April 26, 2008 there were approximately 5.9 million shares under the 2001 plan available for future grant. All of our prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. During the thirteen weeks ended April 26, 2008 and April 28, 2007, we recognized a total of approximately $1.2 million and $1.4 million, and $4.2 million and $4.0 million during the thirty-nine weeks ended April 26, 2008 and April 28, 2007, respectively, in share-based compensation expense. As of April 26, 2008, there was $13.6 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The total intrinsic value of options exercised during the thirty-nine weeks ended April 26, 2008 was approximately $0.9 million.

Following is a summary of the changes in stock options outstanding during the thirty-nine weeks ended April 26, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 28, 2007	5,677,329	$10.35	6.8
Granted	636,200	16.81
Forfeited or expired	(213,450)	12.98
Exercised	(138,211)	7.30
Options outstanding at April 26, 2008	5,961,868	$11.01	6.4	$21,674.9
Vested and exercisable at April 26, 2008	3,186,518	$8.37	5.1	$17,510.6
Vested and expected to vest at April 26, 2008	5,740,043	$11.44	6.3	$21,274.3

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of April 26, 2008, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the thirteen weeks ended April 26, 2008 was $0.1 million and during the thirty-nine weeks ended April 26, 2008 was $0.3 million.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods. Each LTIP valuation period contains a payout feature that will result in issuance of restricted shares in accordance with the general terms of the LTIP if the performance metrics for that valuation period are achieved. Restricted shares issued pursuant to the various LTIP valuation periods vest over a three-year period from the end of the valuation period except for certain exceptions where the shares vest immediately due to the LTIP participant’s age and years of service. We recognize compensation expense relating to the various LTIP valuation periods based upon the share price when the terms of the LTIP for that valuation period were communicated to the participants and the restricted shares estimated to be issued at the end of the valuation period. As of April 26, 2008, there was $0.4 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period. During the thirty-nine weeks ended April 26, 2008, the LTIP payout relating to fiscal 2007’s valuation period was made, resulting in the issuance of 43,573 shares of restricted stock, of which 5,049 vested immediately. During the thirteen and thirty-nine weeks ended April 26, 2008 we recognized a total of $0.3 million and $0.6 million of compensation expense relating to all existing LTIP valuation periods.

Following is a summary of the changes in the shares of restricted stock outstanding during the thirty-nine weeks ended April 26, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 28, 2007	137,167	$13.59
Granted	46,573	20.35
Vested	(47,616)	12.50
Forfeited	(1,200)	19.46
Restricted stock awards at April 26, 2008	134,924	$16.26

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of our common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the thirty-nine weeks ended April 26, 2008 we sold approximately 17,300 shares to employees at an average discount of $1.37 per share under the Employee Stock Purchase Plan. During the thirty-nine weeks ended April 28, 2007 we sold approximately 11,100 shares to employees at an average discount of $2.20 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $24,000 for the thirty-nine weeks ended April 26, 2008 and April 28, 2007.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the thirteen and thirty-nine weeks ended April 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.06 million and $0.23 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	April 26, 2008	April 28, 2007

Weighted average risk-free interest rate	4.2%	4.5%
Weighted average expected life (years)	4.8	4.8
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	39.5%	39.8%
Expected dividend yield	0%	0%

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

8. Comprehensive Income (Loss)

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity. Comprehensive income for all periods presented is comprised of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Net earnings	$24,937	$23,111	$51,974	$67,553
Unrealized loss on marketable security investments, net of taxes	(3,996)	(5)	(3,440)	(22)
Other Comprehensive (loss) income	$20,941	$23,106	$48,534	$67,531

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Share Repurchase Programs

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

During the thirty-nine weeks ended April 26, 2008, we completed our $75 million share buyback repurchase program, which was originally announced on April 5, 2001. The remaining authorized amount for this share repurchase program was $28 million with which we purchased 1,634,060 shares at an average price of $17.34 in August 2007. During the first quarter of fiscal 2008, 610,000 shares which were reacquired but not retired during the fourth quarter of fiscal 2007 were retired for $12 million. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

10. Earnings Per Share

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

	Thirteen Weeks		Thirty-Nine Weeks
(Amounts in thousands)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Weighted average number of common shares outstanding - basic	60,095	62,188	60,081	61,906

Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	3,076	7,386	4,184	7,946

Weighted average number of common shares outstanding - diluted	63,171	69,574	64,265	69,852

Anti-dilutive common stock equivalents	3,264	466	1,219	466

The Convertible Senior Notes were dilutive to earnings per share for the thirteen and thirty-nine week periods ending April 26, 2008 and April 28, 2007, as a result of our average stock price being greater than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 2.0 million shares for the thirteen weeks ended April 26, 2008 and approximately 5.5 million shares for the thirteen weeks ended April 28, 2007. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 2.9 million shares for the thirty-nine weeks ended April 26, 2008 and approximately 5.6 million shares for the thirty-nine weeks ended April 28, 2007.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in millions)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net sales
dressbarn and dressbarn woman brands	$216.8	$228.6	$649.0	$683.8
maurices brand	135.8	119.3	412.9	362.9
Consolidated net sales	$352.6	$347.9	$1,061.9	$1,046.7

Operating income
dressbarn and dressbarn woman brands	$15.4	$20.4	$23.2	$59.2
maurices brand	20.8	15.3	52.7	43.9
Consolidated operating income	36.2	35.7	75.9	103.1
Interest income	2.3	1.5	6.0	4.4
Interest expense	(1.2)	(1.3)	(3.6)	(3.7)
Other income	0.3	0.4	1.2	1.0
Earnings before provision for income taxes	$37.6	$36.3	$79.5	$104.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$7.0	$6.6	$20.7	$20.7
maurices brand	5.4	4.4	15.0	13.2
Consolidated depreciation and amortization	$12.4	$11.0	$35.7	$33.9

Cash paid for capital expenditures
dressbarn and dressbarn woman brands	$10.0	$14.1	$25.0	$27.9
maurices brand	6.0	8.4	18.7	17.9
Consolidated capital expenditures	$16.0	$22.5	$43.7	$45.8

(Amounts in millions)	April 26, 2008	July 28, 2007
Identifiable assets
dressbarn and dressbarn woman brands	$837.7	$822.3
maurices brand	149.2	159.0
Total identifiable assets	$986.9	$981.3

Merchandise inventories
dressbarn and dressbarn woman brands	$119.6	$130.4
maurices brand	55.5	66.7
Total merchandise inventories	$175.1	$197.1

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Restatement of Previously Issued Financial Statements

Subsequent to the filing of our 2006 financial statements, during the fourth quarter of Fiscal 2007, we identified an error in the way we had previously classified deferred compensation on our balance sheet as of July 29, 2006. This reclassification of deferred compensation required our condensed consolidated statements of cash flows for the thirty-nine weeks ended April 28, 2007 to be restated, and affected our previously reported changes in accrued salaries, wages and related expenses and other long-term liabilities on our consolidated statements of cash flows. This reclassification does not affect the net cash provided by operating activities.

Following is a summary of the significant effects of these restatements on our condensed consolidated statements of cash flows for the thirty-nine weeks ended April 28, 2007.

(Amounts in thousands)	Condensed Consolidated Statements of Cash Flows
As of April 28, 2007	Previously reported	Adjustments	As restated
Operating activities:
Accrued salaries, wages and related expenses	$3,701	($ 777)	$2,924
Other long -term liabilities (1)	4,318	777	5,095
Net cash provided by operating activities	$104,156	$-	$104,156

(1) Previously deferred rent and lease incentives were combined with other long-term liabilities in our Quarterly Report on Form 10-Q Condensed Consolidated Balance Sheet. However, our current Condensed Consolidated Balance Sheet as of April 28, 2007 presents separately $50.5 million of deferred rent and lease incentives and $25.7 million of other long-term liabilities.

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

Net sales for the thirteen weeks ended April 26, 2008 (the “third quarter”) were $352.6 million, an increase of 1.4% from $347.9 million for the thirteen weeks ended April 28, 2007 (the “prior quarter”). Our comparable same store sales decreased 2.8% during the same period. During the third quarter, we opened 18 dressbarn brand Combo stores and 10 maurices stores. There were two closings of dressbarn brand locations and two closings of maurices stores during the third quarter.

Net earnings for the third quarter increased to $24.9 million from $23.1 million for the prior quarter. Diluted earnings per share for the third quarter were $0.39 versus $0.33 per share for the prior quarter. The current quarter’s earnings per share were favorably impacted by approximately $0.05 primarily due to a decrease in the number of diluted shares from the share conversion feature of our 2.5% Convertible Senior Notes due 2024, and the repurchase of approximately 2.6 million shares in the open market during the calendar year 2007. In addition, earnings were favorably impacted by the resolution of certain tax items.

Net sales for the thirty-nine weeks ended April 26, 2008 (“nine months”) were $1,061.9 million, an increase of 1.5% from $1,046.7 million for the thirty-nine weeks ended April 28, 2007 (the “prior period”). Our comparable same store sales decreased 3.1% during the same period. During the nine months we opened 38 dressbarn brand locations and 41 maurices stores. There were 24 closings of dressbarn brand locations and two closings of maurices stores during the nine months.

Net earnings for the nine months decreased to $52.0 million from $67.6 million for the prior period. Diluted earnings per share for the nine months were $0.81 versus $0.97 per share for the prior period. The decrease was largely due to the decreased comparable sales performance coupled with higher cost of sales and increased selling, general and administrative (“SG&A”) expenses offset by higher net interest income and lower income tax expense.

During third quarter of fiscal 2008, we classified our auction rate securities (“ARS”) as long-term on our condensed consolidated balance sheet based on our belief that the market for these instruments may take in excess of twelve months to fully recover due to the current disruptions in the credit markets. Additionally, we have recognized a $3.7 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

The dressbarn customer has been negatively impacted by the slowdown in consumer spending more than the typically younger maurices customer. This has led to increased markdowns for the dressbarn brand to control inventory levels in the nine months while the maurices brand had increased markups and decreased markdowns in the third quarter.

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Net sales growth	1.4%	6.3%	1.5%	9.4%
dressbarn comparable store sales	(6.2%)	(0.8%)	(7.1%)	4.7%
maurices comparable store sales	3.9%	8.7%	4.4%	5.0%
Total comparable store sales growth	(2.8%)	2.2%	(3.1%)	4.8%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	58.6%	59.0%	61.6%	59.8%
Square footage growth vs. prior year	5.4%	4.9%	5.6%	4.5%
Total store count	1,481	1,400	1,481	1,400
Diluted earnings per share	$0.39	$0.33	$0.81	$0.97
SG&A as a percentage of sales	27.6%	27.5%	27.8%	27.1%
Capital expenditures (in millions)	$16.0	$22.5	$43.7	$45.8

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

We expect to continue our strategy of opening new stores while closing underperforming locations. Our store expansion strategy is to focus on both expanding our major trading markets and developing and expanding into new domestic markets. We plan to continue our planned store openings using cash flow from operations. We plan to open approximately 30 additional stores and close approximately 10 stores during the remainder of our fiscal year ending July 26, 2008 (“Fiscal 2008”).

Results of Operations

Net sales:

(Amounts in millions, except for % amounts)	April 26, 2008	% of Sales	April 28, 2007	% of Sales	% Change
dressbarn and dressbarn woman brands	$216.8	61.5%	$228.6	65.7%	(5.2%)
maurices brand	135.8	38.5%	119.3	34.3%	13.8%
Consolidated thirteen weeks ended net sales	$352.6		$347.9		1.4%

dressbarn and dressbarn woman brands	$649.0	61.1%	$683.8	65.3%	(5.1%)
maurices brand	412.9	38.9%	362.9	34.7%	13.8%
Consolidated thirty-nine weeks ended net sales	$1,061.9		$1,046.7		1.5%

Net sales for the third quarter increased by 1.4% to $352.6 million from $347.9 million for the prior quarter. The net sales increase for the third quarter was related to the 5.4% increase in store square footage due to net new store openings partially offset by our consolidated comparable store sales decrease of 2.8% (dressbarn decreased 6.2% and maurices increased 3.9%). The dressbarn brands’ total sales transactions decreased 5.5% reflective of weak customer traffic; average unit retail increased 0.2%, primarily due to slightly higher initial markons during the quarter; and units per transaction increased 0.1%. This netted to a 0.3% increase in average dollar sales. maurices sales for the third quarter were $135.8 million as compared with $119.3 million in the prior quarter primarily driven by new store growth and the comparable store sales increase. maurices average unit retail increased 5.8% and units per transaction increased 2.3% for a net increase of approximately 8.2% in average dollar sales, which offset the 6.9% traffic decline.

Net sales for the nine months increased by 1.5% to $1,061.9 million from $1,046.7 million for the prior period. The net sales increase for the nine months was related to the 5.6% increase in store square footage due to new store openings, partially offset by our consolidated comparable store sales decrease of 3.1% (dressbarn decreased 7.1% and maurices increased 4.4%). The dressbarn brand was impacted by the slowdown in consumer spending, which has caused the typical dressbarn customer, who is more affected by macroeconomic conditions, to be more cautious with her spending resulting in a 2.5% reduction of total sales transactions and a 2.8% decrease in average transaction compared to the prior period. This has led to increased promotional activity to reduce inventory during the nine months. maurices sales for the nine months were $412.9 million as compared with $362.9 million in the prior period, primarily due to the comparable store sales increase and new store growth.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$206.6	$205.4	$1.2	0.6%
As a percentage of sales	58.6%	59.0%

Thirty-nine weeks ended	$654.6	$626.2	$28.4	4.5%
As a percentage of sales	61.6%	59.8%

Both dressbarn and maurices brands took aggressive markdowns during the second fiscal quarter ended January 26, 2008 to reduce it’s level of clearance inventory. As a result, markdowns for both brands as a percentage of sales were less than last year’s third quarter.  For the dressbarn brands, cost of sales, including buying and occupancy costs, excluding depreciation (“cost of sales”) was 60.7% of net sales, an increase of 70 basis points for the third quarter as compared to the prior quarter, primarily resulting from the de-leveraging of buying and occupancy costs. For the maurices brand, cost of sales was 55.2% of net sales, a decrease of 190 basis points for the third quarter as compared to the prior quarter, primarily the result of lower markdowns.

For the dressbarn brand, cost of sales was 63.9% of net sales, an increase of 370 basis points for the nine months as compared to 60.2% of net sales for the prior period. Cost of sales for dressbarn increased from the prior period primarily resulting from an increase in markdowns in addition to the de-leveraging of buying and occupancy costs. For the maurices brand, cost of sales was 58.1% of net sales, a decrease of 90 basis points from the prior period primarily the result of higher initial markon.

SG&A expenses:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$97.4	$95.8	$1.6	1.7%
As a percentage of sales	27.6%	27.5%

Thirty-nine weeks ended	$295.6	$283.5	$12.1	4.3%
As a percentage of sales	27.8%	27.1%

SG&A expenses for the third quarter increased 10 basis points to 27.6% from 27.5% for the prior quarter. For the dressbarn brands, SG&A increased 80 basis points to 28.9% versus 28.1% for the prior quarter. The increase was due primarily to the de-leveraging of store operating and marketing expenses in relation to the comparable store sales decrease, partially offset by lower incentives and medical costs. maurices SG&A expenses were 25.5% of sales for the third quarter versus 26.3% for the prior quarter. This decrease was attributable to lower medical costs, and greater leveraging of store payroll and lower incentives.

SG&A expenses for the nine months increased 70 basis points to 27.8% from 27.1% for the prior period. For the dressbarn brands, SG&A increased 120 basis points to 29.3% versus 28.1% for the prior period. The increase was due primarily to the de-leveraging of store operating and marketing expenses in relation to the comparable store sales decrease and higher utility costs. maurices SG&A was 25.4% of sales, an increase of 20 basis points compared to the prior year nine month period. The increase was primarily due to the increased investment in marketing partially offset by lower medical costs.

Depreciation and amortization:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$12.4	$11.0	$1.4	12.7%
As a percentage of sales	3.5%	3.2%

Thirty-nine weeks ended	$35.7	$33.9	$1.8	5.3%
As a percentage of sales	3.4%	3.2%

Depreciation expense increased 12.7% in the third quarter as compared to the prior quarter primarily due to store growth and accelerated depreciation related to store remodels.

Depreciation expense increased 5.3% in the nine months as compared to the prior period primarily due to new store openings coupled with accelerated depreciation relating to remodeled and relocated stores.

Operating income:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$36.2	$35.7	$0.5	1.4%
As a percentage of sales	10.3%	10.3%

Thirty-nine weeks ended	$75.9	$103.1	($27.2)	(26.4%)
As a percentage of sales	7.1%	9.9%

As a result of the above factors, operating income as a percent of net sales was 10.3% for both the current and prior third quarter. For the dressbarn brands, operating income as a percent of sales decreased to 7.1% versus 8.9% last year. For the maurices brand, operating income as a percent of sales increased to 15.3% versus 12.9% last year.

As a result of the above factors, operating income as a percent of net sales was 7.1% for the nine months compared to 9.9% for the prior period. For the dressbarn brand, operating income as a percent of sales decreased to 3.6% versus 8.7% last year. For the maurices brand, operating income as a percent of sales increased to 12.8% versus 12.1% last year.

Interest income:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$2.3	$1.5	$0.8	53.3%
As a percentage of sales	0.7%	0.4%

Thirty-nine weeks ended	$6.0	$4.4	$1.6	36.4%
As a percentage of sales	0.6%	0.4%

Interest income increased in both periods primarily due to the increase in the interest rate yield from the funds invested in ARS and other tax free marketable security investments and the increase in funds invested for both the thirteen weeks and thirty-nine weeks ended April 26, 2008 as compared to the prior periods.

Interest expense:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	($1.2)	($1.3)	$0.1	(7.7%)
As a percentage of sales	(0.3%)	(0.4%)

Thirty-nine weeks ended	($3.6)	($3.7)	$0.1	(2.7%)
As a percentage of sales	(0.3%)	(0.4%)

Interest expense for both the thirteen weeks and thirty-nine weeks ended April 26, 2008 remained consistent to the prior comparable periods.

Other Income:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$0.4	$0.4	$-	0.0%
As a percentage of sales	0.1%	0.1%

Thirty-nine weeks ended	$1.2	$1.0	$0.2	20.0%
As a percentage of sales	0.1%	0.1%

The majority of other income represents rental income mostly from two unaffiliated tenants currently occupying space in our facility in Suffern, New York. The rental square footage is 100% leased through 2012. The remainder represents maurices’ sublease revenue and our share of net income or losses of equity investments.

Income Tax Expense:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$12.7	$13.2	($0.5)	(3.8%)
As a percentage of sales	3.6%	3.8%

Thirty-nine weeks ended	$27.5	$37.3	($9.8)	(26.3%)
As a percentage of sales	2.6%	3.6%

The effective tax rate is approximately 33.8% for the third quarter compared to 36.4% for the prior year third quarter. The effective tax rate is approximately 34.6% for the nine months compared to 35.6% for the prior year nine month period. The income tax provision for the three months ended April 26, 2008 was impacted by a reduction of $2.7 million in tax liabilities related to uncertain tax positions, as well as an increase of $1.6 million in tax liabilities related to return-to-provision adjustments, resulting in a net decrease in the quarterly tax provision of $1.1 million. In addition, the income tax provision for the nine months ended April 26, 2008 was also impacted by the reversal of $1.9 million of uncertain tax positions in the second quarter, following a state administrative ruling that reduced our potential exposure for taxes and interest in that state. The income tax provision for last year's nine-month period was favorably impacted by an adjustment of $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts. We currently project an effective tax rate for the remainder of Fiscal 2008 of approximately 38.1%, which includes interest on our existing uncertain tax positions.

Net earnings:

(Amounts in millions, except for % amounts)	April 26, 2008	April 28, 2007	$ Change	% Change
Thirteen weeks ended	$24.9	$23.1	$1.8	7.8%
As a percentage of sales	7.1%	6.6%

Thirty-nine weeks ended	$52.0	$67.6	($15.6)	(23.1%)
As a percentage of sales	4.9%	6.5%

Net earnings for the third quarter increased to $0.39 per diluted share, compared to $0.33 per diluted share in the prior quarter primarily due to a decrease of approximately 3.5 million in the number of diluted shares from the convergence feature of our 2.5% convertible senior notes due 2024 and the repurchase of approximately 2.6 million shares in the open market during 2007 also due to the 1.4% sales increase, the 30 basis point increase in gross profit, the $0.9 million increase in net interest income offset by the 10 basis point increase in SG&A expense. Net earning for the nine months decreased to $0.81 per diluted share, compared to $0.97 per diluted share in the prior period. The decrease was largely due to the comparable sales decrease of 3% coupled with the 190 basis point increase in cost of sales and the de-leveraging of our expense structure, offset by higher net interest income.

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

Our growth strategy includes expanding existing major trading markets and developing and expanding into new markets. In addition, we periodically consider and evaluate the possibility of acquisitions. In the event we do pursue an acquisition, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At April 26, 2008, we had cash, cash equivalents and current marketable securities of $198.3 million as compared to $244.6 million as of July 28, 2007. The decrease in cash, cash equivalents and current marketable securities was due to the combination of treasury stock purchases of $40.2 million, capital expenditures of $43.7 million and the classification of our remaining ARS investments of $58.0 million as long-term investments exceeding the cash generated by operations of $101.2 million.

Net cash provided by operations was $101.2 million for the nine months compared with $104.2 million during the prior period. The decrease of $3.0 million was primarily due to a decrease in net income of $15.6 million from the prior period combined with the reductions in accounts payable-trade. The decrease was partially offset by the reduction in taxes paid due to the lower net income and increased sales of merchandise, as additional markdowns were used to maintain inventory levels in line with sales.

Net cash used by investing activities was $5.5 million. The majority of this amount is related to purchases of $43.7 million related to property and equipment mainly for new store openings and store remodels during the nine months. This amount was partially offset by our sales of marketable securities in excess of the cash used to purchase marketable securities during the nine months.

Net cash used by financing activities was $39.6 million during the nine months, primarily relating to the purchases of treasury stock slightly offset by the exercise of stock options and the related excess tax benefits.

As of April 26, 2008, $62 million was available under a revolving credit facility that was part of a credit agreement executed in December 2005 for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business. The $62 million available under the credit agreement represents the $100 million from our revolving credit facility less $38 million of outstanding letters of credit at April 26, 2008. We also have an option to increase the revolving credit facility by $50 million.

On April 5, 2001, our Board of Directors approved a share repurchase program in which we were authorized to purchase on the open market or in privately negotiated transactions up to $75 million of our common stock. During August 2007, we purchased the remaining authorized amount of $28.3 million of the 2001 share repurchase program and realized $40 million in the first quarter of fiscal 2008 due to approximately $12 million of shares which were reacquired during the fourth quarter of fiscal 2007 but not retired until the first quarter of fiscal 2008. In September 2007, our Board of Directors authorized a new $100 million share buyback program. There were no purchases made under the 2007 share buyback program in the nine months ended April 26, 2008. Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules.

We believe that our cash, cash equivalents, short-term investments, together with cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.

Our investments are comprised of municipal bonds and ARS. Our ARS are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies. Up until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders could not sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal, unless a future auction on these investments is successful. We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

As of April 26, 2008, we had approximately $58.0 million of marketable security investments which consisted solely of $61.8 million of ARS at cost, less a valuation allowance of $3.7 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet its cash requirements for at least the next 12 months.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds as needed from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market which is currently limited.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 28, 2007, except as described below. Our market risk profile as of July 28, 2007 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2007 Annual Report on Form 10-K.

Subsequent to April 26, 2008, we successfully liquidated at par value $0.2 million of our $62.0 million outstanding auction rate securities. The remaining ARS balance of $61.8 million are investments in highly-rated (AAA/Aaa) auction rate securities which we have classified as long-term on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. For the quarter ended April 26, 2008, we determined the unrealized loss in value of our ARS to be not other-than- temporary and accordingly recorded $3.7 million as a component of “accumulated other comprehensive (loss) income”. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet its cash requirements for at least the next 12 months.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds as needed from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market which is currently limited.  As a result, we currently are unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 4 - CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 26, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A - RISK FACTORS

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2007. Except as set forth below, there have been no material changes during the quarter ended April 26, 2008, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 28, 2007.

Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.

As discussed in Note 3 to the Consolidated Condensed Financial Statements included in this Report, our investment of securities currently consist of auction rate securities which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our statement of income which could be material and which could adversely affect our financial results.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended April 26, 2008

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

January 28, 2008 through April 26, 2008 (1)	-	-	-	7,479,432

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007. Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The Program has no expiration date. As of April 26, 2008, there were no stock purchases made from the 2007 Program.

(2)	Based on the closing price of $13.37 at April 25, 2008.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 2008, no matters were submitted to a vote of security holders.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: June 4, 2008	BY:	/s/ David R. Jaffe
David R. Jaffe President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 4, 2008	BY:	/s/ Armand Correia
Armand Correia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)