Form 10-K
period 2008-07-26
DRESS BARN INC
filed 2008-09-24
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2008	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class			Name of Each Exchange on Which Registered
Common Stock, $0.05 par value			The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 26, 2008 was approximately $510 million, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 16, 2008, 60,511,317 shares of voting common shares were outstanding. The registrant does not have any authorized, issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 2008 are incorporated into Part III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 26, 2008
TABLE OF CONTENTS

This Annual Report on Form 10-K, including the section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements and risk factors that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “may”, “should”, “estimate”, “predict”, “potential”, “continue” or the negative of such terms or other similar expressions. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below under Item 1A. RISK FACTORS, and other factors discussed in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report.

dressbarn®, dressbarn woman®, maurices®, Studio Y® and YVOS® are our trademarks. Fiscal 2008 refers to the 52-week period ended July 26, 2008, fiscal 2007 refers to the 52-week period ended July 28, 2007 and fiscal 2006 refers to the 52-week period ended July 29, 2006. Fiscal 2009 refers to our 52-week period that will end on July 25, 2009. All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of our common stock effective April 3, 2006.

References to “we”, “us”, “our” or “our company” or other similar terms in this report are to The Dress Barn, Inc. and its wholly owned subsidiaries.

PART I
ITEM 1.	BUSINESS

General

We operate women’s apparel specialty stores, principally under the names “dressbarn”, “dressbarn woman” and “maurices”. Since our retail business began in 1962, we have established, marketed and expanded our brands as a source of fashion and value. We offer a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs. As of July 26, 2008, we operated 1,503 stores in 48 states and the District of Columbia, including 656 dressbarn Combo stores (a combination of our dressbarn and dressbarn woman brands), 677 maurices stores, 134 dressbarn stores and 36 dressbarn woman stores.

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

Our maurices stores cater to the apparel and accessory needs of 17- to 34-year-old women and are typically located in small markets with populations of approximately 25,000 to 100,000. Our maurices stores offer moderately priced, up-to-date fashions, sizes 4 to 24, designed to appeal to a younger female customer than our dressbarn brands. maurices merchandise is primarily sold under two brands, maurices and Studio Y. The maurices brand encompasses women’s casual clothing, career wear and accessories. Studio Y represents women’s dressy apparel. Our maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. We seek to differentiate maurices from those retailers by offering a wider selection of style, color and current fashion and by the shopping experience we offer, which emphasizes a visually stimulating environment with a helpful staff. While our maurices stores offer a core merchandise assortment, individual maurices stores vary and augment their merchandise assortment to reflect individual store demands and local market preferences.

All of our stores are directly managed and operated by us. Virtually all of our stores are open seven days a week and most evenings. We utilize creative incentive programs and comprehensive training programs to ensure that our customers receive friendly and helpful service.

Since the acquisition of maurices in 2005, we have sought appropriate opportunities to generate synergies through leveraging certain centralized functions, such as taxes, purchasing, lease administration, imports and loss prevention. We believe our synergies have improved both dressbarn’s and maurices’ performance.

Locations and Properties

As of July 26, 2008, we operated 1,503 stores in 48 states and the District of Columbia, of which, 931 of the stores were located in strip centers and 237 stores were located in outlet centers. During fiscal 2008, no store accounted for as much as 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn Stores	dressbarn woman Stores	Combo Stores	maurices Stores	Total

Strip Shopping Centers	86	16	472	357	931

Outlet Malls and Outlet Strip Centers	32	17	157	31	237

Free Standing, Downtown and Enclosed Malls	16	3	27	289	335

Total	134	36	656	677	1,503

As of July 26, 2008, dressbarn had 6.3 million total square feet in all its stores and maurices had 3.3 million total square feet. All of our store locations are leased. Our leases typically contain renewal options and also provide an option to terminate at little or no cost, particularly in the early years of a lease, if specified sales volumes are not achieved. Our dressbarn stores are primarily concentrated in the northeast while our maurices stores are primarily concentrated in the midwest.

During fiscal 2008, we opened 35 dressbarn Combo stores, and converted five existing stores to Combo stores. We opened 72 maurices stores during fiscal 2008. We evaluate store-level performance and seek to close or relocate underperforming stores. During fiscal 2008, we closed 30 locations, including 28 dressbarn stores and 2 maurices stores. We expect to open approximately 100 new stores in fiscal 2009, comprised of approximately 35 dressbarn locations (almost all of which will be Combo stores) and approximately 65 maurices locations. Net of store closings, we currently plan to increase our aggregate dressbarn square footage by approximately 2.0%, and aggregate maurices square footage by approximately 8.6% in fiscal 2009.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our corporate offices and our dressbarn distribution center, with the remainder of the facility leased to a third party. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet. We also own an approximately 360,000 square-foot distribution center in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.

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

We participate in national cause-related marketing initiatives that resonate with our customers, creating brand affinity. Our current key partners in these programs include The American Cancer Society, Dress for Success and American Heart Association. We believe these programs, which are conducted at the local level, reinforce that our stores are important members of their communities.

Trademarks

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our dressbarn, dressbarn woman, maurices, Studio Y and YVOS trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

Employees

As of July 26, 2008, we had approximately 13,700 employees, approximately 8,000 of whom worked part-time. We typically add temporary employees during peak selling periods. None of our employees are covered by any collective bargaining agreement. We consider our employee relations to be good.

Seasonality

We have historically experienced substantially lower earnings in our second fiscal quarter ending in January, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, adverse weather conditions, shifts in timing of certain holidays, the number and timing of new store openings and closings, net sales contributed by new stores and changes in our merchandise mix.

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

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitment or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We have good working relationships with our suppliers.

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

A slowdown in the United States economy, an uncertain economic outlook and escalating energy costs may continue to affect consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries, wage rates, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

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

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is intense.

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

We began utilizing the Oracle Retail Merchandising System for the dressbarn segment starting in fiscal 2008. A version of this merchandising system is already utilized by our maurices segment. The purpose of the Oracle Retail Merchandising system is to expand our capability to identify and analyze sales trends and consumer data, and achieve planning and inventory management improvements.

We will also begin implementation of a new point of sale (“POS”) system during fiscal 2009, giving our stores greater functionality as well as implement a new upgrade to our customer relationship management (“CRM”) system that will improve our data analysis of customer relationships.

We have engaged several third-party consulting firms to assist with these implementations. We also dedicated several internal personnel on a part-time and a full-time basis to work on these implementations. Any delays or difficulties in utilizing these systems or integrating them with our other systems or any other disruptions affecting any of our information systems could have a material adverse impact on our business, financial condition and results of operations.

Our business could suffer as a result of a manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers produce these goods. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could have a material adverse impact on our business.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Many of our competitors have greater financial and other resources than we have and thus may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if an existing manufacturer of the goods that we sell must be replaced, we may have to increase purchases from our third-party manufacturers and we cannot guarantee we will be able to do so at all or on terms that are acceptable to us. This may negatively affect our sales and net earnings. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produces products for us exclusively.

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

Our success and our ability to execute our business strategy depends largely on the efforts of our management. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not have key man life insurance on our key personnel. We compete for experienced personnel with companies who have greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

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

Natural disasters, war and acts of terrorism on the United States or international economies may adversely impact our business.

A significant act of terrorism or a natural disaster event in the United States or elsewhere could have an adverse impact on the delivery of imports or domestic products to us, or by disrupting production of our goods or interfering with our distribution or information systems. Additionally, any of these events could result in higher costs of doing business, lower client traffic and reduced consumer confidence and spending resulting in a material adverse effect on our business, financial condition and results of operations.

The recent downturn in the financial markets could have an adverse effect on our ability to access our cash and marketable securities.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions we cannot be assured that we will not experience losses on our deposits.

Funds associated with the auction rate securities held by us that we have traditionally held as short-term investments may not be liquid or readily available.

Our investment in securities currently consists partially of auction rate securities which are not currently liquid or readily available to convert to cash and, therefore, we have reclassified as long-term marketable security investments. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in an impairment charge being recognized on our consolidated statement of earnings which could be material and which could adversely affect our financial results.

Our stock price may be volatile.

Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or anticipated financial results, the results of other companies in the retail industry, or the markets we serve. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

We could be required to repurchase our 2.5% Senior Convertible Notes due in 2024 for cash prior to maturity of the notes.

During fiscal 2005, we issued $115.0 million principal amount of 2.5% Senior Convertible Notes due in 2024, or Senior Convertible Notes, in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Senior Convertible Notes were subsequently registered with the SEC. The holders of the Senior Convertible Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 5. Debt” below).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion,which applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 2.5% Senior Convertible Notes. We are required to adopt the FSP at the beginning of our fiscal year 2010, with retroactive application to financial statements for periods prior to the date of adoption.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse impact on our business, our financial condition and the price of our common stock.

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over financial reporting relating to accounting for income taxes. As a result of this material weakness, we were unable to conclude that our internal control over financial reporting  relating to income taxes was effective as of July 26, 2008.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all of our stores. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 26, 2008, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number Without Renewal Options

2009	297	133	164

2010	260	183	77

2011-2013	699	550	149

2014 and thereafter	247	160	87

Total	1,503	1,026	477

New store leases generally provide for a base rent of between $6 and $40 per square foot per annum. Certain of our leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 26, 2008 and excluding locations acquired after July 26, 2008, for fiscal 2009, are approximately $141.3 million. In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

Most of the store leases give us the right to terminate the lease at little or no cost if certain specified sales volumes are not achieved. This affords us greater flexibility to close underperforming stores. Usually these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. We often receive tenant improvement allowances from landlords to offset these initial investments.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our corporate offices and our dressbarn distribution center. The remainder of the rentable square footage is 100% leased through 2012. The purchase of the Suffern facility was financed with a mortgage that is collateralized by a mortgage lien on the Suffern facility. Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023. We receive rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us. The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Earnings. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately151,000 square feet. We also own maurices’ distribution center, which has 360,000 square feet of space and is located in Des Moines, Iowa.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to our business. Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with our company of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	82	Chairman of the Board and Co-Founder

David R. Jaffe	49	President, Chief Executive Officer and Director

Vivian Behrens	55	Senior Vice President, Chief Marketing Officer

Armand Correia	62	Senior Vice President, Chief Financial Officer

Gene Wexler	53	Senior Vice President, General Counsel and Assistant Secretary

Reid Hackney	50	Vice President, Finance and Corporate Controller

Mr. Elliot S. Jaffe, our co-founder and Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David R. Jaffe became President and Chief Executive Officer in 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001. He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs Jaffe serves as Secretary and Treasurer of our company.

Ms. Vivian Behrens has been employed by our company since 2002 as Senior Vice President and Chief Marketing Officer. She was a member of our Board of Directors from 2001 to 2002. Previously, Ms. Behrens held senior marketing positions at Posh & Sticks, Ltd., a consumer products multi-channel retailer, the Foot Locker Division of Venator, Inc., Charming Shoppes, Inc., Limited Inc. and Avon Products, Inc.

Mr. Armand Correia has been Senior Vice President and Chief Financial Officer of our company since 1991.

Mr. Gene Wexler has been Senior Vice President, General Counsel and Assistant Secretary of our company since 2005. He previously served as Vice President, General Counsel and Secretary for Del Laboratories from 1999 until 2005.

Mr. Reid Hackney became Vice President - Finance and Corporate Controller in 2005. Prior to that date, he was Vice President – Finance and Controller. He has been employed at our company since 1983.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The Common Stock of The Dress Barn, Inc. is quoted on the NASDAQ Global Select Market under the symbol DBRN.

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2008		Fiscal 2007
Fiscal	High	Low	High	Low

First Quarter	$19.32	$15.02	$24.25	$16.91

Second Quarter	$16.55	$9.35	$24.93	$20.48

Third Quarter	$14.88	$11.00	$23.56	$18.90

Fourth Quarter	$16.28	$12.31	$23.40	$18.36

Number of Holders of Record

As of September 16, 2008, we had approximately 245 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of our Board of Directors. Payments of dividends are limited in any one year by our revolving credit facility.

Performance Graph

The following graph illustrates, for the period from July 26, 2003 through July 26, 2008, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index, (3) the S&P Specialty Apparel Retailers Index and (4) an index of peer companies selected by us. In prior years, we used in our performance graph, a peer group index (consisting of four companies) that management believed was a good reflection of our competitors in the marketplace.  However, during fiscal 2008, Deb Shops, Inc. and United Retail Group, Inc. (two of the four members of the peer group index) were sold and ceased to be public companies.  Therefore, the peer group index shown in our performance graph below consists of only the two remaining  companies, The Cato Corporation and Charming Shoppes, Inc.  Instead, we are using the S&P Specialty Apparel Index as an indicator of our competitors’ share performance as the majority of them are included either in this index or the S&P 500.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 26, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,850,968	$11.05	5,884,049

Equity compensation plans not approved by security holders	-	-	-

Total	5,850,968	$11.05	5,884,049

Issuer Purchases of Equity Securities
Quarter Ending July 26, 2008

We did not purchase any securities in the quarter ending July 26, 2008.

In September 2007, our Board of Directors authorized an additional $100 million stock buyback program (the “Program”). The purchases are authorized to be made by us from time to time when market conditions warrant. The Program authorizes the purchase of Dress Barn Common Stock through open market purchases and/or privately negotiated transactions and will be subject to applicable SEC rules. The Program has no expiration date. No purchases have been made under the Program.

The maximum number of shares that may yet be purchased under the Program, based on the closing price of $15.01 on July 25, 2008 is 6,662,225.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management Discussion and Analysis and Quantitative and Qualitative Disclosures About Market Risk included in this Form 10-K.

	Fiscal Year Ended
In thousands, except earnings per share	July 26,	July 28,	July 29,	July 30,	July 31,
and store operating data	2008	2007	2006	2005	2004
				(2)
Net sales	$1,444,165	$1,426,607	$1,300,277	$1,000,264	$754,903
Cost of sales, including occupancy and
buying costs (excluding depreciation)	885,927	842,192	773,631	621,656	472,198
Selling, general and
administrative expenses	397,424	383,652	353,031	286,751	212,477
Depreciation and amortization	48,200	45,791	41,679	34,457	23,197
Litigation (3)	-	-	-	(35,329)	3,329
Operating income	112,614	154,972	131,936	92,729	43,702

Interest income	7,817	7,051	2,656	1,735	2,204
Interest expense	(4,825)	(4,883)	(5,364)	(10,230)	(1,959)
Other income	512	1,382	1,526	1,526	1,526
Earnings before income taxes	116,118	158,522	130,754	85,760	45,473

Income taxes	42,030	57,340	51,800	33,200	14,541

Net earnings	$74,088	$101,182	$78,954	$52,560	$30,932

Earnings per share – basic (1)	$1.23	$1.63	$1.29	$0.88	$0.53
Earnings per share – diluted (1)	$1.15	$1.45	$1.15	$0.86	$0.51

Balance sheet data (at end of period):
Working capital	$100,300	$104,332	$15,880	$40,756	$164,194
Total assets	$1,024,459	$981,325	$842,697	$716,245	$489,316
Total long-term debt (4)	$27,263	$28,540	$29,751	$155,900	$31,988
Shareholders' equity	$556,082	$509,401	$409,147	$313,128	$252,958

Percent of net sales:
Cost of sales, including occupancy and
buying costs, excluding depreciation and amortization	61.3%	59.0%	59.5%	62.1%	62.6%
Selling, general and administrative expenses	27.5%	26.9%	27.2%	28.7%	28.1%
Litigation	0.0%	0.0%	0.0%	(3.5)%	0.4%
Operating income	7.8%	10.9%	10.1%	9.3%	5.8%
Net earnings	5.1%	7.1%	6.1%	5.3%	4.1%

(1) All earnings per share amounts reflect the 2-for-1 stock split, effective April 3, 2006.
(2) Includes the impact of the acquisition of Maurices Incorporated. See Note 4 to the consolidated financial statements.
(3) In 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages against us.  The court then entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest.  In addition to the original litigation charge of $32 million recorded in fiscal 2003, we accrued interest and other amounts of approximately $3.3 million in the consolidated statement of earnings in fiscal 2004.  In July 2005, the Supreme Court of Connecticut's decision to reverse the judgment against us became final. Upon the Supreme Court of Connecticut's decision reversing the judgment described above, approximately $35.3 million of previously recognized litigation charges were reversed in the consolidated statement of earnings in fiscal 2005 and amounts held in the escrow account established in connection with our appeal were released.
(4) As of July 30, 2005, the holders of the Convertible Senior Notes could not convert their notes because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ended on July 29, 2005. Therefore, the $115 million of the Convertible Senior Notes were classified as long-term debt. See Note 5 to the consolidated financial statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. Fiscal 2008 refers to the 52-week period ended July 26, 2008, fiscal 2007 refers to the 52-week period ended July 28, 2007, and fiscal 2006 refers to the 52-week period ended July 29, 2006. Fiscal 2009 refers to our 52-week period that will end on July 25, 2009.

All prior period common stock and share and per share amounts have been adjusted to reflect a two-for-one split of our common stock effective April 3, 2006.

Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high-level summary of the more detailed information elsewhere in this annual report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it omits details that appear elsewhere in this annual report. It should not be relied upon separately from the balance of this annual report.

We operate a chain of women’s apparel specialty stores, operating principally under the names “dressbarn” and “dressbarn woman” and, since our January 2005 acquisition of Maurices Incorporated, “maurices.” Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. These stores offer in-season, moderate to better quality career and casual fashion at value prices. Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17- to 34-year-old woman.

The retail environment remains very competitive and is subject to macroeconomic conditions. The addition of maurices has allowed us to broaden our demographic reach and diversify our retail base. We expect to continue our strategy of opening new stores while closing underperforming locations. We expect to continue store expansion focusing on both expanding in our major trading markets and developing and expanding into new domestic markets. For fiscal 2009, we are currently projecting net square footage growth in the mid single-digit percentage range.

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

We consider comparable store sales to be an important indicator of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, rent and other operating costs. Positive comparable store sales contribute to greater leveraging of costs. Comparable store sales also have a direct impact on our total net sales, operating income and working capital.

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

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	July 26,	July 28,	July 29,
	2008	2007	2006
Net sales growth	1.2%	9.7%	30.0%
dressbarn comparable store sales	(6.6)%	3.8%	9.9%
maurices comparable store sales	4.3%	6.9%	5.0%
Total comparable store sales growth	(2.9)%	4.8%	8.2%
Cost of sales, including occupancy and buying costs, excluding depreciation	61.3%	59.0%	59.5%
Square footage growth	5.2%	5.0%	19.1%
Total store count	1,503	1,428	1,339
Diluted earnings per share (1)	$1.15	$1.45	$1.15
SG&A as a percentage of sales	27.5%	26.9%	27.2%
Capital expenditures (in millions)	$66.1	$63.0	$48.3

(1)	All earnings per share amounts reported above reflect the 2-for-1 stock split, effective April 3, 2006

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

Highlights

During fiscal 2008, we undertook three key strategic initiatives to help improve the dressbarn customer experience. The first is the Oracle Retail (Retek) merchandising system, which we began utilizing during the first quarter of fiscal 2008, for merchandising, the retail stock ledger and data warehousing(Phase I). This initiative is currently in Phase II, which enhances merchandise financial planning, allocation and invoice matching. The second initiative is Global Store, a new POS application, giving our stores greater functionality. This will be piloting in stores in fiscal 2009, with a complete rollout targeted during late fiscal 2009. The third initiative will be implementing a new upgrade to our CRM system that will improve data analysis and the efficiency of our marketing efforts.

The strategic decision for maurices to exit the men’s product line and replace it with Plus size women’s apparel was implemented in the fourth quarter of fiscal 2007.  While we fell short of our sales and margin targets during the fall season, both sales and margin fell in line with expectations as the year progressed.  For the year, the Plus size apparel was 23% more productive on a square footage basis than the prior men’s concept.  Based on current trends, we are targeting the Plus size apparel to represent approximately 10% of maurices’ volume for the 2009 fiscal year.  The Plus size apparel is represented in approximately 75% of our current maurices store locations, and will be placed in most future projects.

In fiscal 2008, we introduced a new line of coordinates called YVOS “Your Very Own Style” which is currently being piloted in approximately 100 of our dressbarn stores. Our new brand is designed to be very stylish and fresh and it creates a bold fashion statement for work and play at an affordable price. This merchandise is priced 20% to 25% higher than current dressbarn merchandise due to more expensive fabrics, yarns, designs and trims. Our competitors offer similar styles that are 35% to 40% higher in price than YVOS. We plan to distribute this new brand to more stores during fiscal 2009.

The dressbarn customer has been negatively impacted by the slowdown in consumer spending more than the typically younger maurices customer. This has led to increased markdowns for the dressbarn brand to control inventory levels during fiscal 2008 while the maurices brand had increased markups partially offset by slightly higher markdowns during fiscal 2008.

During the third quarter of fiscal 2008, we classified $61.8 million of our auction rate securities (“ARS”) as long-term. We have classified our investment in ARS to long-term because of our inability to determine when our investments in ARS would settle. We believe this classification is still appropriate for our fiscal 2008 Consolidated Balance Sheet based on our belief that the market for these instruments may take in excess of 12 months to fully recover due to the current disruptions in the credit markets. Additionally, we have recognized a $3.3 million temporary impairment loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of our ARS are backed by the U.S. government. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on July 29, 2007. As a result of adoption, we recognized a charge of approximately $4.9 million to the July 29, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of $27.2 million of which $19.4 million, if recognized, would affect our effective tax rate. Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $6.5 million and accrued penalties of $0.5 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Results of Operations

We have two reportable segments. We believe that maurices is a reportable segment due to management’s review of maurices’ separately available operating results and other financial information used to regularly assess their performance for decision-making purposes. maurices is discussed separately in the following Management’s Discussion and Analysis, as appropriate.

Fiscal 2008 Compared to Fiscal 2007

Net Sales:
	Fifty-Two Weeks Ended
(Amounts in millions, except for % change amounts)	July 26, 2008	% of Sales	July 28, 2007	% of Sales	% Change
dressbarn and dressbarn woman brands	$887.6	61.5%	$934.8	65.5%	(5.0)%
maurices brand	556.6	38.5%	491.8	34.5%	13.2%
Consolidated net sales	$1,444.2		$1,426.6		1.2%

Net sales for the fifty-two weeks ended July 26, 2008 increased 1.2% to $1,444.2 million from $1,426.6 million in the prior year. This increase was mainly driven by a 5.2% square footage increase offset by a comparable store sales decrease of 2.9%. The same store sales decrease was the result of several factors including decreased customer traffic to our stores and fewer customer transactions. We believe the decrease in the number of customer transactions was the result of the continuing economic challenges that are affecting a significant number of our customers.

During fiscal 2008, the dressbarn brand was negatively impacted by the slowdown in consumer spending. All regions posted decreased comparable store sales for the fifty-two week period. The best performing departments were leather and outerwear, blazers and social occasion dresses. The weakest departmental performers were career bottoms and sweaters.

For the maurices brand, fiscal 2008 was a solid year. All six regions had comparable sales increases with the Midwest and the Northwest leading regional performance. Strong sales trends were noted for the dressier “Wear @ Work” assortment with additionally strong results from outerwear, knit tops, denim and lounge apparel. The strategic decision to exit the men’s product line and replace it with plus size women’s apparel was implemented in the fourth quarter of fiscal 2007.  While we fell short of our sales and margin targets during the fall season, both sales and margin fell in line with expectations as the year progressed.  For the year, the Plus size apparel was 23% more productive on a square footage basis than the prior men’s concept.  Based on current trends, we are targeting the Plus size apparel to represent 10% of maurices’ volume for the 2009 fiscal year.  The Plus size apparel is represented in approximately 75% of our current store locations, and will be placed in most future stores.

Revenue also includes income from the non-redemption of a portion of gift cards and gift certificates sold, and merchandise credits issued (gift card breakage). We recognize income on unredeemed gift cards when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions. Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in fiscal 2006, or prior years. During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. During fiscal 2008, we recognized $2.2 million of breakage income related to unredeemed gift cards which included $1.8 million for dressbarn and $0.4 million for maurices. During fiscal 2007, we recognized $3.7 million of breakage income related to unredeemed gift cards which included $2.6 million for dressbarn and $1.1million for maurices.

Cost of sales, including occupancy and buying costs, excluding depreciation:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$885.9	$842.2	$43.7	5.2%
As a percentage of sales	61.3%	59.0%

Cost of sales increased by 230 basis points to 61.3% of net sales in the current year period from 59.0% of net sales in the prior year period. For the dressbarn brand, cost of sales was $562.3 million or 63.4% of net sales, an increase of 410 basis points as compared to $554.5 million or 59.3% from the same period last year. This increase was the result of lower merchandise margins from last year mainly due to increased markdowns and the de-leveraging of store occupancy costs. maurices cost of sales for fiscal 2008 was $323.6 million or 58.1% of net sales as compared to $287.7 million or 58.5% of net sales in fiscal 2007. The decrease in cost of sales as a percentage of sales was primarily the result of higher initial markons.

SG&A expenses:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$397.4	$383.7	$13.7	3.6%
As a percentage of sales	27.5%	26.9%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased 60 basis points to 27.5% of net sales versus 26.9% last year. dressbarn SG&A increased 120 basis points to 28.7% of net sales versus 27.5% last year due primarily to the de-leveraging of payroll related expenses as a result of our comparable store sales decrease and increased marketing, utilities and professional fees. maurices SG&A was $142.7 million or 25.6% of net sales for the fiscal 2008 as compared to $126.1 million or 25.6% in fiscal 2007. Increased marketing investments were partially offset by lower health insurance and workers compensation claims and improved leveraging from the increase in comparable store sales.

Depreciation and amortization:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$48.2	$45.8	$2.4	5.2%
As a percentage of sales	3.3%	3.2%

Depreciation expense increased 5.2% in fiscal 2008 as compared to last year primarily from the opening of 107 stores, store remodels and relocations, and investment in technology.

Operating income:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$112.6	$155.0	$(42.4)	(27.4)%
As a percentage of sales	7.8%	10.9%

As a result of the above factors, operating income as a percent of net sales was 7.8% for fiscal 2008 compared to 10.9% for fiscal 2007. For the dressbarn brand, operating income as a percent of sales decreased to 4.8% versus 10.1% fiscal 2007. For the maurices brand, operating income as a percent of sales increased to 12.6% versus 12.3% last fiscal year.

Interest income:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$7.8	$7.1	$0.7	9.9%
As a percentage of sales	0.5%	0.5%

Interest income for the fifty-two week period was $7.8 million as compared to interest income of $7.1 million in fiscal 2007 due to higher investment balances combined with investments with higher interest rates.

Interest expense:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$(4.8)	$(4.9)	$0.1	(2.0)%
As a percentage of sales	(0.3)%	(0.3)%

Interest expense for the fiscal year decreased to $4.8 million from $4.9 million due to slightly lower average debt levels over the comparable prior year period.

Other income (expense):

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$0.5	$1.4	$(0.9)	(64.3)%
As a percentage of sales	0.0%	0.1%

Other income (expense) for the fiscal year was $0.5 million as compared to $1.4 million last year. The majority of this amount represents the recording of approximately $1.1 million of a cost basis investment impairment offset by rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income taxes:

(Amounts in millions, except for % amounts)	July 26, 2008	July 28, 2007	$ Change	% Change

Fiscal year ended	$42.0	$57.3	$(15.3)	(26.7)%
As a percentage of sales	2.9%	4.0%

The effective tax rate for fiscal 2008 did not change from the 36.2% rate reported for fiscal 2007. Refer to Note 10 to the consolidated financial statements for additional details.

Fiscal 2007 Compared to Fiscal 2006

Net Sales:

	Fifty-Two Weeks Ended
(Amounts in millions, except for % change amounts)	July 28, 2007	% of Sales	July 29, 2006	% of Sales	% Change
dressbarn and dressbarn woman brands	$934.8	65.5%	$876.2	67.4%	6.7%
maurices brand	491.8	34.5%	424.1	32.6%	16.0%
Consolidated net sales	$1,426.6		$1,300.3		9.7%

Net sales for the fifty-two weeks ended July 28, 2007 increased 9.7% to $1,426.6 million from $1,300.3 million in the prior year. This increase was mainly driven by the same store sales increase of 4.8% and a square footage increase of approximately 5.0%. The same store sales increase was the result of several factors, including increased customer traffic to our stores and more customer transactions. We believe the increase in the number of customer transactions was the result of continuing customer acceptance of our more updated and fashionable merchandise assortment and targeted marketing and store presentation efforts.

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

Cost of sales, including occupancy and buying costs, excluding depreciation:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$842.2	$773.6	$68.6	8.9%
As a percentage of sales	59.0%	59.5%

Cost of sales decreased by 50 basis points to 59.0% of net sales in the current year period from 59.5% of net sales in the prior year period. For the dressbarn brand, cost of sales was $554.5 million or 59.3% of net sales, a decrease of 40 basis points as compared to $523.1 million or 59.7% from the same period last year. This decrease was the result of higher merchandise margins from last year mainly due to slightly lower markdowns and the leveraging of store occupancy costs. maurices cost of sales for fiscal 2007 was $287.7 million or 58.5% of net sales as compared to $250.5 million or 59.1% of net sales in fiscal 2006. The decrease in cost of sales was the result of increased markon and lower markdowns as well as leveraging occupancy, buying and distribution center costs due to the comparable store sales increase.

SG&A expenses:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$383.7	$353.0	$30.7	8.7%
As a percentage of sales	26.9%	27.2%

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

Depreciation and amortization:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$45.8	$41.7	$4.1	9.8%
As a percentage of sales	3.2%	3.2%

Depreciation expense for the fifty-two week period was $45.8 million, an increase of $4.1 million from last year. The increase is primarily due to the new store growth.

Operating income:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$155.0	$131.9	$23.1	17.5%
As a percentage of sales	10.9%	10.1%

As a result of the above factors, operating income as a percent of net sales was 10.9% for fiscal 2007 compared to 10.1% for fiscal 2006. For dressbarn, operating income as a percent of sales increased to 10.1% versus 9.3% last fiscal year. For the maurices brand, operating income as a percent of sales increased to 12.3% versus 12.0% last fiscal year.

Interest income:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$7.1	$2.7	$4.4	163.0%
As a percentage of sales	0.5%	0.2%

Interest income for the fifty-two week period was $7.1 million as compared to interest income of $2.7 million last year. The increase was due to the increase in funds invested in marketable securities and investments over the fiscal year as compared to fiscal 2006. The majority of our interest income is derived from tax-free municipal bonds and overnight tax-free investment funds.

Interest expense:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$(4.9)	$(5.4)	$0.5	(9.3)%
As a percentage of sales	(0.3)%	(0.4)%

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

Other income:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$1.4	$1.5	$(0.1)	(6.7)%
As a percentage of sales	0.1%	0.1%

Other income for the fiscal year was $1.4 million. The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income taxes:

(Amounts in millions, except for % amounts)	July 28, 2007	July 29, 2006	$ Change	% Change

Fiscal year ended	$57.3	$51.8	$5.5	10.6%
As a percentage of sales	4.0%	4.0%

The effective tax rate for fiscal 2007 decreased to 36.2%, as compared to 39.6% in fiscal 2006. The income tax provision for fiscal 2007 was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts. In addition we benefited from a lower state tax rate and higher tax exempt income. Refer to Note 10 to the consolidated financial statements for additional details of our income tax amounts.

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments. We use lines of credit on our $100 million revolving credit facility to facilitate imports of our products.

Our growth strategy includes expanding existing major trading markets, developing and expanding into new markets and the possibility of acquisitions. We periodically consider and evaluate potential acquisitions to support future growth. In the event we do pursue a potential acquisition, we could require additional equity or debt financing. There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At July 26, 2008, we had cash, cash equivalents, marketable securities and long-term investments of $278.3 million as compared to $244.6 million as of July 28, 2007. The increase in cash, cash equivalents, marketable securities and long-term investments was due primarily to the cash generated by operations of $145.5 million offset by treasury stock purchases of $40.2 million and capital expenditures of $66.1 million.

Net cash provided by operations was $145.5 million for the fifty-two weeks ended July 26, 2008 compared with $155.2 million during last year’s comparable period. Cash flows from operating activities for the period were primarily generated by income from operations, adjusted for non-cash items such as depreciation and amortization, gift card breakage, and changes in working capital account balances, specifically the trade accounts payable, prepaid expenses and other current assets, deferred compensation and other long-term liabilities, accrued salaries and wages and income taxes payable, offset by the change in merchandise inventories, deferred rent and lease incentives and customer credits.

Merchandise inventories were $187.0 million at July 26, 2008 compared to $197.1 million at July 28, 2007. The decrease is a result of improved inventory management and aggressive promotional activities. We believe current inventory levels are appropriate, based on sales trends and the industry environment.

As of July 26, 2008, $54 million was available under a $100 million revolving credit facility. The $46 million of our revolving credit facility consists of outstanding letters of credit. We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business. We also have an option to increase the revolving credit facility by $50 million.

Net cash used in investing activities for the fifty-two weeks ended July 26, 2008 was $46.2 million consisting primarily of $66.1 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2008. The impact of these reductions was partially offset by net sales of $22.5 million in marketable securities and investments during fiscal 2008.

Our investments are comprised of municipal bonds and auction rate securities (“ARS”). Our ARS are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders could not sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal, unless a future auction on these investments is successful or they are redeemed by the seller. We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or until maturity.

As of July 26, 2008, we had approximately $58.4 million of long-term marketable security investments which consisted of $61.7 million of ARS at cost, less a valuation allowance of $3.3 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds if needed from these securities until future auctions for these ARS are successful, we sell the securities in a secondary market which is currently limited or they are redeemed by the seller.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Net cash used by financing activities was $39.1 million during fiscal 2008 while net cash provided by financing activities was $3.3 million during fiscal 2007. Our use of cash was primarily related to the purchases of $40.2 million of treasury stock slightly offset by the exercise of stock options and the related excess tax benefits.

On April 5, 2001, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase on the open market or in privately negotiated transactions up to $75 million of our common stock. We purchased approximately 1,010,000 shares for an aggregate amount of $19.9 million in fiscal 2007. As of July 28, 2007, we had purchased 5,895,400 shares under the program at an aggregate purchase price of approximately $46.7 million of which approximately $11.9 were pending payment and paid in August 2007. At July 28, 2007, we had $28.3 million of purchase availability remaining, which was used in August 2007. In September 2007, our Board of Directors authorized an additional $100 million stock buyback program. Purchases of shares of our common stock will be made at our discretion from time to time, subject to market conditions and prevailing market prices.

We anticipate that total capital expenditures for fiscal 2009 will be approximately $70 million. Of this amount, approximately $62 million is for new store openings, renovations and remodels, and information system upgrades. We plan to open approximately 100 additional stores in the upcoming fiscal year.

We do not have any undisclosed material transactions or commitments involving related persons or entities. We held no material options or other derivative instruments at July 26, 2008. We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 26, 2008 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2009	Fiscal 2010- 2011	Fiscal 2012- 2013	Fiscal 2014 And Beyond

Operating lease obligations	$569,569	$141,305	$215,953	$120,327	$91,984

Mortgage principal	28,540	1,277	2,768	3,078	21,417

Mortgage interest	12,973	1,490	2,767	2,457	6,259

Convertible Senior Notes (1)	115,000	115,000	-	-	-

Convertible Senior Notes interest (1)	47,438	2,875	5,750	5,750	33,063

Total	$773,520	$261,947	$227,238	$131,612	$152,723

(1) Holders of the Convertible Senior Notes may convert their notes into cash and shares of our common stock at a conversion rate of 95.1430 shares per $1,000 principal amount of convertible senior notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of our common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain transactions. As of July 28, 2008 and continuing through October 24, 2008, the holders of the convertible senior notes may convert their notes as described above because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ending on July 25, 2008. Upon conversion, we would deliver cash to the extent of the aggregate principal amount of convertible senior notes to be converted and our conversion obligation. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. Therefore as holders of the convertible senior notes elect to convert their notes, the principal amount of the notes would be currently payable and subsequent associated interest payments would be relinquished. The interest on the Convertible Senior Notes assumes no exercise of the conversion put by the holders. Our Convertible Senior Notes are due in 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 26, 2008. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases. In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year. Total CAM charges and real estate taxes for fiscal 2008, fiscal 2007 and fiscal 2006 were $41.8 million, $38.0 million and $36.5 million, respectively. In addition, the operating leases have been reduced by our sublease revenue annually by $1.7 million through fiscal 2012.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments (2)	Totals	Fiscal 2009	Fiscal 2010- 2011	Fiscal 2012- 2013	Fiscal 2014 And Beyond

Trade letters of credit	$39,759	$39,759	$-	$-	$-

Standby letters of credit	6,447	6,447	-	-	-

Firm purchase orders (1)	5,527	5,527	-	-	-

Total	$51,733	$51,733	$-	$-	$-

1.
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

2.
At July 26, 2008, the liability recorded for uncertain tax positions, including the associated interest and penalties, was approximately $18 million pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) . In the 12 months succeeding July 26, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $3 million. Since the ultimate amount and timing of further cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligation table (See Note 10 to the consolidated financial statements).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). In February 2008, the FASB Staff Position (“FSP”) issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides companies with an option to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141 (R)”), Business Combinations, which replaces FASB Statement No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied if we consummate an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. This FSP will be effective for our fiscal year 2010, as required. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP EITF 03-6-1 on our consolidated financial position, results of operations and cash flows.

Seasonality

The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years. In addition, our quarterly results of operations may fluctuate materially depending on, among other things, adverse weather conditions, shifts in timing of certain holidays, the number and timing of new store openings and closings, net sales contributed by new stores and changes in our merchandise mix.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related primarily to merchandise inventories, marketable security investments, long-lived assets, goodwill, insurance reserves, income taxes and stock-based employee compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of our financial statements.

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

Sales from purchases made with gift cards and gift certificates or by layaway sales are recorded when the customer takes possession of the merchandise. Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates. We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions. Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in prior years. During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. Gift card breakage is included in net sales in the Consolidated Statement of Earnings.

Cash and Cash Equivalents

We consider our highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. We also consider receivables related to credit card purchases to be equivalent to cash. The majority of our money market funds at July 26, 2008 were maintained with one financial institution. We maintain cash deposits and cash equivalents with well-known and stable financial institutions. However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Merchandise Inventories

Our inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. We include in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs excluding depreciation and all costs associated with our buying and distribution functions. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventories are conducted in the third and fourth quarters to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the remaining quarters of the fiscal year. We continuously review our inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, our gross margins could increase or decrease and, accordingly, affect our financial position and results of operations. A significant variation between the estimated provision and actual results could have a substantial impact on our results of operations.

Marketable Securities Investments

We have categorized our current and long-term marketable security investments as available for sale which are stated at market value. The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized. The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income. During the third quarter of fiscal 2008, we classified our auction rate securities (“ARS”) as long-term. We have classified our investment in ARS to long-term because of our inability to determine when our investments in ARS would settle. We believe this classification is still appropriate for our fiscal 2008 Consolidated Balance Sheet based on our belief that the market for these instruments may take in excess of twelve months to fully recover due to the current disruptions in the credit markets. Additionally, we have recognized a $3.3 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months. See Note 2 for further detail.

Impairment of Long-Lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, we regularly evaluate our computer-related and other assets for impairment and revise the depreciation over the estimated useful life if the asset is no longer in use or has limited future value.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 26, 2008 and July 28, 2007, these reserves were $9.3 million and $8.4 million, respectively. We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. We have stop-loss insurance coverage for individual claims in excess of $250,000. We believe our accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill or intangible assets with indefinite lives but, rather, we are required to evaluate goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The conditions that could trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ operating results or cash flows, a decrease in demand for maurices products, a change in the competitive environment or other industry and economic factors. Goodwill and intangible assets with indefinite lives are evaluated for impairment annually under the provisions of SFAS No. 142. Our annual assessment date is on or about June 30th.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent and lease incentives” on the Consolidated Balance Sheets and amortize the deferred rent over the terms of the leases as reductions to “Cost of sales including occupancy and buying costs” on the Consolidated Statements of Earnings.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Other accrued expenses” on our Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Leases with Related Parties

We lease two stores from our Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 26, 2008 are approximately $312,000 annually and in the aggregate of $0.8 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2008, 2007 and 2006 under these leases amounted to approximately $332,000, $389,000 and $364,000, respectively.

Stock Based Compensation

Effective July 31, 2005, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 12, “Stock- Based Compensation Plans,” for additional information.

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

We adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on July 29, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold.

We recorded the cumulative effect of applying FIN 48 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008. See Note 10, “Income Taxes,” for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and disruptions caused by financial market conditions.  Cash and cash equivalents are deposited with high credit quality financial institutions. However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The carrying amounts of cash, cash equivalents, short-term investments and accounts payable approximate fair value because of the short-term nature and maturity of such instruments. Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Note 2 to the Consolidated Financial Statements for further information regarding the Company’s investments in ARS.

Our outstanding long-term liabilities as of July 26, 2008 included $27.3 million of our 5.33% mortgage loan due July 1, 2023. As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, we issued $115 million of convertible senior notes. As the convertible senior notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. On July 25, 2008, the market value of the Convertible Senior Notes was $191.5 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

We also entered into a $100 million senior credit facility with a group of banks in December, 2005. Under that senior credit facility, we have available a revolving credit facility with borrowings of up to $100 million at a variable rate. At July 26, 2008, we had no outstanding borrowings under the revolving credit facility. As of July 26, 2008, we had used $46 million of the $100 million revolving credit facility for outstanding letters of credit leaving a net available balance of $54 million.

We held no material options or other derivative instruments at July 26, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 26, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to material weakness in internal control over financial reporting for income taxes described below in Management’s Annual Report on Internal Control Over Financial Reporting, the company’s disclosure controls and procedures were not effective as of July 26, 2008.

(b) Management’s Assessment of Internal Control over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 26, 2008. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following material weakness, management has concluded that our internal control over financial reporting for income taxes was not effective as of July 26, 2008 based upon the criteria issued by COSO.

The Company’s processes, procedures and controls related to income taxes were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, the current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the tax balances noted above. As a result these balances required adjustments to be recorded in accordance with generally accepted accounting principles. These control deficiencies were caused by turnover of personnel in the Company’s tax department that resulted in inadequate internal tax resources, lack of oversight of the work performed by outside tax advisors, and lack of controls and procedures over the tax accounting process which did not provide for a complete, comprehensive and timely review of the income tax accounts and required income tax footnote disclosures.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

Other than the material weakness noted above, there was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company developed the following plan to remediate the material weakness in income taxes identified above:

•
In April 2008 the Company hired an Assistant Vice President of Tax, who has experience in accounting for income taxes. Subsequent to year end the Company filled the remaining open positions in the tax department with professionals trained and experienced in income taxes. Management recognizes that a tax department, staffed with the appropriate tax accounting expertise, is important for the Company to maintain effective internal controls on an ongoing basis;

•
Improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues;

•	Evaluate and, if necessary, supplement the resources provided by our external expert; and
•	Accelerate the timing of certain tax review activities during the financial statement closing

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will, over time, address the related material weakness that we identified as of July 26, 2008. However, because the remedial actions relate to the training of personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operations of these controls, for at least several quarters, may be required prior to management being able to conclude that the material weakness has been remediated.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited Dress Barn, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of July 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment:

The Company’s processes, procedures and controls related to income taxes were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, the current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the tax balances noted above. As a result the balances required adjustments to be in accordance with generally accepted accounting principles. These control deficiencies were caused by turnover of personnel in the Company’s tax department that resulted in inadequate internal tax resources, lack of oversight of the work performed by outside tax advisors, and lack of controls and procedures over the tax accounting process which did not provide for a complete, comprehensive and timely review of the income tax accounts and required income tax footnote disclosures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended July 26, 2008, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 26, 2008 of the Company and our report dated September 24, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” effective July 29, 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 24, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.  We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.dressbarn.com, then “Investor Relations”, then under the Investors Relations pull-down menu, click on “Code of Ethics”. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 30 Dunnigan Drive, Suffern, NY 10901.

ITEM 11.	EXECUTIVE COMPENSATION

  Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

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

Exhibit Number	Description	Incorporated By Reference From

3.1	1983 Amended and Restated Certificate of Incorporation	(1)

3.2	Amendments to Amended and Restated Certificate of Incorporation	(2)

3.3	Amendment to Certificate of Incorporation, filed with the Connecticut Secretary of State on December 19, 2005	(3)

3.4	Amended and Restated By-Laws (as amended through September 18, 2008)

4	Specimen Common Stock Certificate	(1)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(1)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10) *

10.8	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.9	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.10	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.11	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13) *

10.12	Employment Agreement dated July 26, 2005 with Gene Wexler	(14) *

10.13	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.14	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16) *

10.15	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.16	Credit Agreement dated as of December 21, 2005	(18)

10.17	First Amendment to Credit Agreement	(19)

10.18	Stock Purchase Agreement dated November 16, 2004 Among The Dress Barn, Inc., Maurices Incorporated and American Retail Group, Inc.	(20)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of President and Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President and Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

References as follows:

(1)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983.

(2)	The Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

(3)	The Company’s Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 333-136061).

(4)	Omitted.

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003.

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992.

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 29, 1993.

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996.

(10)	The Company's Proxy Statement dated October 31, 2005, filed October 31, 2005.

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002.

(12)	The Company’s Report on Form 8-K filed July 13, 2006.

(13)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002.

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

(15)	The Company’s Report on Form 8-K filed August 30, 2006.

(16)	The Company’s Report on Form 8-K filed July 19, 2006.

(17)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 2, 2005.

(18)	The Company’s Report on Form 8-K filed December 23, 2005.

(19)	The Company’s Report on Form 8-K filed November 1, 2007.

(20)	The Company’s Report on Form 8-K filed November 17, 2004.

*Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) FINANCIAL STATEMENT SCHEDULES

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dress Barn, Inc.

Date: September 24, 2008	by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board	September 24, 2008

/s/ DAVID R. JAFFE
David R. Jaffe	Director, President and	September 24, 2008
Chief Executive Officer
(Principal Executive Officer)

/s/ BURT STEINBERG
Burt Steinberg	Director and Executive Director	September 24, 2008

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 24, 2008

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 24, 2008

/s/ JOHN USDAN
John Usdan	Director	September 24, 2008

/s/ KATE BUGGELN
Kate Buggeln	Director	September 24, 2008

/s/ ARMAND CORREIA
Armand Correia	Chief Financial Officer	September 24, 2008
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the "Company") as of July 26, 2008 and July 28, 2007 and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 26, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of July 26, 2008 and July 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, effective July 29, 2007, and Statement of Accounting Standards No. 123(R), “Share-Based Payment”, as revised, effective July 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 24, 2008

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data

	July 26, 2008	July 28, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$127,226	$67,133
Marketable security investments (see Note 2)	92,697	177,446
Merchandise inventories	186,983	197,143
Current portion of deferred income tax assets (see Note 10)	-	4,242
Prepaid expenses and other current assets	24,882	17,831
Total Current Assets	431,788	463,795

Property, Plant and Equipment, net (see Note 3)	274,279	256,454
Other Intangible Assets, net (see Note 4)	107,802	108,932
Goodwill (see Note 4)	130,656	130,656
Marketable Security Investments (see Note 2)	58,404	-
Other Assets	21,530	21,488
TOTAL ASSETS	$1,024,459	$981,325

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data

	July 26, 2008	July 28, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121,084	$133,802
Accrued salaries, wages and related expenses	27,934	30,062
Other accrued expenses	50,970	60,009
Customer credits	14,822	15,141
Income taxes payable	-	4,238
Current portion of deferred income tax liabilities (see Note 10)	401	-
Current portion of long-term debt (see Note 5)	1,277	1,211
Convertible Senior Notes (see Note 5)	115,000	115,000
Total Current Liabilities	331,488	359,463

Long-term debt (see Note 5)	27,263	28,540
Deferred rent and lease incentives	62,003	53,356
Deferred compensation and other long-term liabilities	44,391	25,862
Deferred income tax liabilities (see Note 10)	3,232	4,703
Total Liabilities	468,377	471,924

Commitments and Contingencies (see Note 11)

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	-	-
Common stock, par value $0.05 per share: Authorized- 75,000,000 shares
Issued- 60,359,617 and 62,303,794 shares, respectively Outstanding- 60,359,617 and 61,693,794 shares, respectively	3,018	3,115
Additional paid-in capital	115,476	106,604
Retained earnings	440,627	411,492
Treasury stock (common stock at cost, 0 and 610,000 shares, respectively)	-	(11,849)
Accumulated other comprehensive (loss) income	(3,039)	39
Total Shareholders’ Equity	556,082	509,401
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,024,459	$981,325

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Earnings
Amounts in thousands, except per share data

	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006

Net sales	$1,444,165	$1,426,607	$1,300,277
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	885,927	842,192	773,631
Selling, general and administrative expenses	397,424	383,652	353,031
Depreciation and amortization	48,200	45,791	41,679
Operating income	112,614	154,972	131,936

Interest income	7,817	7,051	2,656
Interest expense	(4,825)	(4,883)	(5,364)
Other income	512	1,382	1,526

Earnings before provision for income taxes	116,118	158,522	130,754

Provision for income taxes	42,030	57,340	51,800

Net earnings	$74,088	$101,182	$78,954

Earnings per share:
Basic	$1.23	$1.63	$1.29
Diluted	$1.15	$1.45	$1.15

Weighted average shares outstanding:
Basic	60,102	62,020	61,216
Diluted	64,467	70,022	68,728

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts and shares in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Deferred	Total Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Compensation	Equity
Balance, July 30, 2005	60,411	$3,021	$71,682	$239,426	$-	$-	$(1,001)	$313,128
Net earnings				78,954				78,954
Unrealized gain on marketable securities						8		8
Total comprehensive income								78,962
Issuance of restricted stock	24	1	(1)					-
Restricted stock compensation expense			641					641
Tax benefit from exercise of stock options			5,526					5,526
Employee Stock Purchase Plan activity	15		285					285
Shares issued pursuant to exercise of stock options	1,266	64	6,121					6,185
Share based compensation – stock options			4,420					4,420
Reclass of def comp- adoption of SFAS 123			(1,001)				1,001	-
Balance, July 29, 2006	61,716	3,086	87,673	318,380	-	8	-	409,147
Net earnings				101,182				101,182
Unrealized gain on marketable securities						31		31
Total comprehensive income								101,213
Issuance of restricted stock	39	2	(2)					-
Restricted stock compensation expense	(5)		1,091					1,091
Tax benefit from exercise of stock options			5,863					5,863
Employee Stock Purchase Plan activity	15	1	298					299
Shares issued pursuant to exercise of stock options	939	46	6,465					6,511
Share based compensation – stock options			5,216					5,216
Purchase of treasury stock	(1,010)				(19,939)			(19,939)
Retirement of treasury stock		(20)		(8,070)	8,090			-
Balance, July 28, 2007	61,694	3,115	106,604	411,492	(11,849)	39	-	509,401
Net earnings				74,088				74,088
Unrealized (loss) on marketable securities						(3,078)		(3,078)
Total comprehensive income								71,010
Adoption of FIN 48				(4,886)				(4,886)
Issuance of restricted stock	54	3	(3)					-
Restricted stock compensation expense	(2)		1,345					1,345
Tax benefit from exercise of stock options			383					383
Employee Stock Purchase Plan activity	23	1	307					308
Shares issued pursuant to exercise of stock options	225	11	1,604					1,615
Share based compensation – stock options			5,236					5,236
Purchase of treasury stock	(1,634)				(28,330)			(28,330)
Retirement of treasury stock		(112)		(40,067)	40,179			-
Balance, July 26, 2008	60,360	$3,018	$115,476	$440,627	$-	$(3,039)	$-	$556,082

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006

Operating Activities:
Net earnings	$74,088	$101,182	$78,954
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	48,200	45,791	41,679
Impairments and asset disposals	4,110	2,363	3,794
Deferred taxes	9,999	(1,533)	(5,705)
Deferred rent and other occupancy costs	(4,606)	(4,520)	5,092
Share based compensation	6,612	6,307	5,090
Tax benefit on exercise of unqualified stock options	-	5,863	5,526
Excess tax benefits from stock-based compensation	(383)	(5,721)	(1,882)
Amortization of debt issuance cost	366	372	808
Amortization of bond premium cost	415	108	59
Change in cash surrender value of life insurance	732	(441)	(818)
Realized loss on sales of securities	304	215	3
Gift card breakage	(2,184)	(3,724)	-
Other	1,307	(354)	-
Changes in assets and liabilities:
Merchandise inventories	10,160	(26,656)	(2,844)
Prepaid expenses and other current assets	(7,084)	2,171	(6,469)
Other assets	378	450	2,479
Accounts payable	(12,718)	12,604	13,496
Accrued salaries, wages and related expenses	(2,128)	4,358	3,856
Other accrued expenses	(96)	7,313	1,800
Customer credits	1,865	2,605	3,411
Income taxes payable	1,642	(8,839)	9,839
Deferred rent and lease incentives	13,157	10,028	1,314
Deferred compensation and other long-term liabilities	1,319	5,290	4,604
Total adjustments	71,367	54,050	85,132
Net cash provided by operating activities	145,455	155,232	164,086

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006

Investing Activities:
Purchases of property and equipment	$(66,097)	$(62,986)	$(48,276)
Return of restricted cash	-	100	-
Sales and maturities of marketable securities and investments	307,902	344,097	460,250
Purchases of marketable securities and investments	(285,354)	(403,090)	(579,026)
Investment in life insurance policies	(2,108)	(3,279)	(2,200)
Purchases of long-term investments	(590)	(2,312)	(343)
Reimbursement related to acquisition of Maurices Incorporated	-	1,910	-
Net cash used in investing activities	(46,247)	(125,560)	(169,595)

Financing Activities:
Payment of long-term debt	(1,211)	(1,148)	(11,090)
Refund of debt issuance cost	-	-	10
Purchase of treasury stock	(40,179)	(8,090)	-
Proceeds from Employee Stock Purchase Plan	277	299	256
Excess tax benefits from stock-based compensation	383	5,721	1,882
Proceeds from stock options exercised	1,615	6,511	6,185
Net cash (used in) provided by financing activities	(39,115)	3,293	(2,757)

Net increase (decrease) in cash and cash equivalents	60,093	32,965	(8,266)
Cash and cash equivalents- beginning of year	67,133	34,168	42,434
Cash and cash equivalents- end of year	$127,226	$67,133	$34,168

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$37,506	$61,906	$42,660
Cash paid for interest	$4,431	$4,494	$4,892
Capital expenditures incurred but not yet paid	$7,781	$2,290	$1,520
Treasury shares purchased not settled	$-	$11,849	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We report on a 52-53 week fiscal year ending on the last Saturday in July. Fiscal years 2008, 2007 and 2006 consisted of 52 weeks.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements, notes, and analysis to conform to the 2008 presentation. We have reclassified certain prior year amounts within property, plant and equipment categories to conform to the 2008 presentation.

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

(amounts in thousands)	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006
Balance at beginning of period	$1,571	$1,550	$1,351
Additions – charge to income	7,694	6,760	6,687
Adjustments and/or deductions	(7,551)	(6,739)	(6,488)
Balance at end of period	$1,714	$1,571	$1,550

Sales from purchases made with gift cards and gift certificates or by layaway are recorded when the customer takes possession of the merchandise. Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates. We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions. Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in fiscal 2006, or prior years. During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. Gift card breakage is included in net sales in the Consolidated Statements of Earnings.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses, excluding depreciation

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs. Buying, occupancy and warehousing costs consist of compensation and travel expenses for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of earnings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design and sourcing teams, our buyers and our distribution centers personnel. Such compensation and employee benefit expenses include salaries, incentives, share based compensation and related benefits associated with our stores and corporate headquarters, except as previously noted. Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

Segments

Our reportable segments are the dressbarn brands, which are used in 656 Combo stores (a combination of dressbarn and dressbarn woman stores), 134 dressbarn stores, and 36 dressbarn woman stores in 46 states as of July 26, 2008 and the maurices brand, which is used in 677 stores in 44 states as of July 26, 2008.

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female. During the third quarter of fiscal 2007 maurices began transitioning out of the men’s product line in order to introduce female plus-sizes in the fourth quarter of fiscal 2007. Our maurices stores are concentrated in small markets in the United States, while our dressbarn and dressbarn woman stores tend to be in larger population markets. Additionally, maurices distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. We also consider receivables related to credit card purchases to be equivalent to cash. The majority of our money market funds at July 26, 2008 were maintained with one financial institution. We maintain our cash deposits and cash equivalents with well-known and stable financial institutions. However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. With the current financial environment and the instability of financial institutions we cannot be assured that we will not experience losses on our deposits, however, we have not experienced any losses on our deposits of cash and cash equivalents to date.

Restricted Cash

At July 29, 2006, restricted cash consisted of $100,000 held in escrow as required as part of a pending lawsuit. During the second quarter of fiscal 2007, the pending lawsuit was resolved and the cash was released from escrow.

Marketable Securities Investments

We have categorized our marketable securities as available for sale, stated at market value. The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized. The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income. During third quarter of fiscal 2008, we classified our auction rate securities (“ARS”) as long-term. We believe this classification is still appropriate for our fiscal 2008 Consolidated Balance Sheet based on our belief that the market for these instruments may take in excess of 12 months to fully recover due to the current disruptions in the credit markets. Additionally, we have recognized a $3.3 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months. See Note 2 for further detail.

Merchandise Inventories

We value our merchandise inventories at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Physical inventories are conducted in the third and fourth quarters to calculate actual shrinkage and inventory on hand. Estimates are used to charge inventory shrinkage for the remaining quarters of the fiscal year.

Property, Plant  and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The depreciable lives for buildings is 25 years, furniture and fixtures and machinery and equipment is 10 years, data processing equipment is 7 years, automobiles are 5 years and software is approximately 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to us, management determines at the inception of the lease that renewal is reasonably assured and includes the renewal option period in the determination of appropriate estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Impairment of Long-Lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores. When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level. Judgments made by us related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, we regularly evaluate our computer-related and other assets for recoverability. Based on the review of certain under performing stores, we recorded impairment charges and store closings that are included in selling, general and administrative expenses of $3.5 million in fiscal 2008, $1.7 million in fiscal 2007, and $3.2 million in fiscal 2006. These impairment losses reflect the amount of book value over estimated fair market value of store related assets.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the American Institute of Certified Public Accountants (AICPA). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over the useful life of the asset, beginning when the software is ready for its intended use.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities associated with workers’ compensation and employee healthcare benefit claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 26, 2008 and July 28, 2007 these reserves were $9.3 million and $8.4 million, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the assets and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We file a consolidated Federal income tax return.

Additionally, we adopted Financial Accounting Standards Board, (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or (FIN 48), on July 29, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008. See Note 10, “Income Taxes,” for additional information.

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

Marketing and Advertising Costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place. Marketing and advertising expenses were $25.1 million for fiscal 2008, $21.3 million for fiscal 2007, and $17.3 million for fiscal 2006.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent and lease incentives” on the Consolidated Balance Sheets and amortize the deferred rent over the term of the respective lease as reductions to “Cost of sales including occupancy and buying costs” on the Consolidated Statements of Earnings.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Other accrued expenses” on our Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Earnings when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant items subject to such estimates and assumptions include fair value of our equity securities, marketable security investments, carrying amount of property and equipment, goodwill, other intangible assets, obligations related to employee benefits, inventory valuation, insurance reserves, and accounting for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on both current and long-term available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive income (loss) in shareholders’ equity. We have recognized a $3.3 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income.

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

During the fifty-two weeks ended July 26, 2008, July 28, 2007 and July 29, 2006 we recognized approximately $5.3 million, $5.2 million and $4.4 million, respectively, in share-based compensation expense related to stock options. During the fifty-two weeks ended July 26, 2008, July 28, 2007 and July 29, 2006 we recognized approximately $1.3 million, $1.1 million and $0.6 million, respectively, in share-based compensation expense related to restricted stock.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006

Weighted average risk-free interest rate	4.1%	4.5%	4.2%
Weighted average expected life (years)	4.8	4.7	4.9
Expected volatility of the market price of our common stock	39.5%	39.5%	42.2%
Expected dividend yield	0%	0%	0%

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

Fair Value of Financial Instruments

Concentration of Credit Risk - Financial instruments, which potentially subject us to concentrations of credit risk, are principally bank deposits and short-term investments. Cash and cash equivalents are deposited with high credit quality financial institutions. Short-term investments principally consist of “triple A” or “double A” rated instruments.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.  At July 26, 2008 and July 28, 2007, our financial instruments consist primarily of cash, cash equivalents, current marketable security investments, and payables. We believe that the carrying value of these assets and liabilities are representative of their respective fair values because of the short maturity of these financial instruments. The Convertible Senior Notes are carried on the cost basis, the market value on July 25, 2008 was $191.5 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of July 26, 2008, we had approximately $58.4 million of long-term marketable security investments which consisted of $61.7 million of ARS at cost, less a valuation allowance of $3.3 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. See Note 2 “Marketable Security Investments” for additional information.

Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock. As of July 28, 2007 we had purchased 610,000 shares at a cost of $11.8 million for which the cash had not yet been expended. This amount was included in other accrued expenses as of July 28, 2007. During August 2007, the $28 million authorized amount remaining for stock purchases was used to purchase approximately 1,600,000 shares.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard SFAS No. 157, Fair Value Measurements. The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). In February 2008, the FASB Staff Position (“FSP”) issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides companies with an option to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141 (R)”), Business Combinations, which replaces FASB Statement No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied if we consummate an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. This FSP will be effective for our fiscal year 2010, as required. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements when it becomes effective.

2. Marketable Security Investments

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

The amortized cost and estimated fair value based on published closing prices of securities at July 26, 2008 and July 28, 2007, are shown below.

(Amounts in thousands)	July 26, 2008		July 28, 2007
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Marketable Security Investments:
Municipal bonds	$92,642	$92,365	$69,871	$69,832
Auction rate securities	55	55	107,575	107,575
Total Current	92,697	92,420	177,446	177,407

Marketable Security Investments:
Auction rate securities – long-term	58,404	61,720	-	-

Total Marketable Security Investments	$151,101	$154,140	$177,446	$177,407

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

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS, subsequent to July 26, 2008. As of July 26, 2008, we had approximately $58.4 million of marketable security investments which consisted solely of $61.7 million of ARS at cost, less a valuation allowance of $3.3 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. Therefore, we have classified our net $58.4 million investment in ARS to long-term on our fiscal 2008 Consolidated Balance Sheet because of our inability to determine when our investments in ARS would settle. In addition, we determined that the valuation adjustment was deemed not to be other-than-temporary, and therefore was recorded within the other comprehensive income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may record additional unrealized or realized losses in future quarters. Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine if the classification of the impairment is “other-than-temporary”. An other-than-temporary impairment charge results in a realized loss being recorded in the statement of earnings.  Otherwise, the unrealized loss is recorded as a component of other comprehensive income in shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see these as AAA/Aaa. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

The cost and estimated fair value of our available-for-sale marketable securities and investments by contractual maturities at July 26, 2008 is as follows:

(Amounts in thousands) Due In	Estimated Fair Value	Amortized Cost
One year or less	$67,416	$67,311
One year through five years	15,388	15,255
Over five years through ten years	1,723	1,715
Over ten years	66,574	69,859
Total	$151,101	$154,140

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

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(Amounts in thousands)	July 26, 2008	July 28, 2007

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,332	53,115
Leasehold Improvements	163,216	150,770
Fixtures and Equipment	203,782	188,981
Information Technology	80,715	79,675
Construction in Progress	18,429	6,531
	525,605	485,203

Less accumulated depreciation and amortization	(251,326)	(228,749)

Property, plant and equipment, net	$274,279	$256,454

Construction in progress primarily represents costs related to new store development and investments in new technology.

4. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated. The total purchase price was $328.3 million, net of cash acquired, which included $4.4 million of transaction fees. The transaction was financed by $114.3 million in cash (derived from the sale of investments), the issuance of $115 million 2.5% convertible senior notes due 2024, and $100 million from borrowings under a $250 million senior credit facility (consisting of a $100 million term loan, and a $150 million revolving credit line under which no funds were drawn). We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $132.6 million, was allocated to goodwill. In connection with the acquisition, there was an unsettled purchase price adjustment that would be ultimately determined upon finalization of the seller’s tax returns. This determination of the purchase price was resolved during the first quarter of fiscal 2007, which generated a $1.9 million reduction from the initial goodwill recorded and resulted in a goodwill balance of $130.7 million. Goodwill amortization is deductible for tax purposes.

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

Other intangible assets were comprised of the following:

(Amounts in thousands)
		July 26, 2008			July 28, 2007
Description	Expected Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer Relationship	7 years	$2,200	$1,126	$1,074	$2,200	$812	$1,388
Proprietary Technology	5 years	3,298	2,570	728	3,298	1,754	1,544
Trade Names	Indefinite	106,000	-	106,000	106,000	-	106,000
Total intangible assets		$111,498	$3,696	$107,802	$111,498	$2,566	$108,932

The amortization for fiscal 2008 was $1.1 million. The estimated annual amortization expense for the customer relationship and proprietary technology intangible assets for the remaining years of their lives is as follows: $0.9 million, $0.5 million, $0.3 million, and $0.1 million, for fiscal 2009, fiscal 2010, fiscal 2011 and fiscal 2012, respectively.

5. Debt

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. As of July 28, 2008 and continuing through October 24, 2008, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ended on July 25, 2008. As a result of the conversion criteria being met as of July 25, 2008 and July 28, 2007 and the ability of the holders, at their option, to convert their notes, the Company has classified the Convertible Senior Notes as current liabilities in the accompanying Consolidated Balance Sheets. On July 25, 2008, the market value of the Convertible Senior Notes was $191.5 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year. The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the Credit Agreement. As of July 26, 2008, $54 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $46 million of outstanding letters of credit at July 26, 2008.

In connection with the issuance of the Convertible Senior Notes and the Senior Credit Facility, we incurred approximately $4.0 million in underwriting costs and $4.1 million in professional fees. Such fees were deferred and included in “Other assets” on the accompanying Consolidated Balance Sheets. Certain of these amounts were fully amortized to interest expense with the repayment of the $100 million term loan and the termination of the Senior Credit Facility. At July 26, 2008, there were $3.3 million of unamortized costs.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC (“Dunnigan”), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is our corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, we paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on our Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Debt consists of the following:

(Amounts in thousands)	July 26, 2008	July 28, 2007

Dunnigan Mortgage	$28,540	$29,751
Convertible Senior Notes	115,000	115,000
	$143,540	$144,751

Less: current portion	(116,277)	(116,211)
Total long-term debt	$27,263	$28,540

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, excluding the Convertible Senior Notes which are payable on demand, is as follows: $1.3 million, $1.3 million, $1.4 million, $1.5 million, $1.6 million and $21.4 million, respectively. Currently, the $115.0 million of Convertible Senior Notes is not a scheduled payment.

Interest expense relating to the above debt was approximately $4.4 million for the fiscal year ended July 26, 2008, $4.5 million for the fiscal year ended July 28, 2007, and $4.6 million for the fiscal year ended July 29, 2006. Fees related to the Credit Agreement and the Senior Credit Facility totaled $0.3 million for the fiscal year ended July 26, 2008, $0.3 million for the fiscal year ended July 28, 2007, and $0.4 million for the fiscal year ended July 29, 2006.

6. Comprehensive Income (Loss)

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on available-for-sale marketable security investments. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity. We have recognized a $3.3 million temporary unrealized loss in fair value of our ARS, partially offset by an unrealized gain of $0.3 million from our short term investments which is reflected in our accumulated other comprehensive (loss) income. See Note 2 “Marketable Security Investments” for additional information. Comprehensive income for all periods presented is comprised of the following:

	Fiscal Year Ended
(Amounts in thousands)	July 26, 2008	July 28, 2007	July 29, 2006

Net earnings	$74,088	$101,182	$78,954
Unrealized (loss) gain on marketable security investments, net of taxes	(3,078)	31	8
Other Comprehensive income	$71,010	$101,213	$78,962

7. Stock Repurchase Program

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

During the first quarter of fiscal 2008, we completed our $75 million share repurchase program, which was originally announced on April 5, 2001. The remaining authorized amount for this share repurchase program was $28.3 million with which we purchased 1,634,060 shares at an average price of $17.34 in August 2007. During the first quarter of fiscal 2008, 610,000 shares which were reacquired but not retired during the fourth quarter of fiscal 2007 were retired for $11.9 million. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

8. Earnings Per Share

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

A reconciliation of basic and diluted weighted average number of common shares outstanding is presented below:

	Fiscal Year Ended
(Amounts in thousands)	July 26, 2008	July 28, 2007	July 29, 2006

Weighted average number of common shares outstanding – basic	60,102	62,020	61,216

Net effect of dilutive common stock equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	4,365	8,002	7,512

Weighted average number of common shares outstanding – diluted	64,467	70,022	68,728

Anti-dilutive common stock equivalents	1,761	561	-

The Convertible Senior Notes were dilutive at July 26, 2008, July 28, 2007 and July 29, 2006 as the average price of our stock was more than the conversion price of the Convertible Senior Notes for the year, in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 2,866,000 shares for fiscal 2008, approximately 5,565,000 shares for fiscal 2007 and approximately 4,946,000 shares for fiscal 2006. The dilutive effect of the Convertible Senior Notes in fiscal 2008 was lower since it is directly related to the lower average market price of fiscal 2008.

Anti-dilutive common stock equivalents were excluded from the shares used in the computation of diluted earnings per share for fiscal 2008 and fiscal 2007, as they were anti-dilutive. There were no anti-dilutive shares for fiscal 2006.

9. Employee Benefit Plans

We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees. We also sponsor an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 2008, 2007 and 2006 we incurred expenses of approximately $2,925,000, $3,794,000 and $2,828,000, respectively, relating to the contributions to and administration of the above plans. These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1. We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions. We do not provide any additional postretirement benefits.

10. Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 26, 2008	July 28, 2007	July 29, 2006
Federal:
Current	$26,407	$48,513	$46,453
Deferred	12,083	(1,366)	(4,480)
	38,490	47,147	41,973
State:
Current	5,625	10,360	11,052
Deferred	(2,085)	(167)	(1,225)
	3,540	10,193	9,827

Provision for income taxes	$42,030	$57,340	$51,800

Significant components of our deferred tax assets and liabilities were as follows:

(Amounts in thousands)	July 26, 2008	July 28, 2007
Deferred tax assets:
Inventory capitalization and inventory-related items	$5,022	$4,843
Capital loss carryover	998	660
Accrued payroll & benefits	14,090	12,463
Share based compensation	5,341	6,198

Straight-line rent	10,068	9,428
Federal benefit of uncertain tax positions	5,580	-
Other items	8,083	4,401
Total deferred tax assets	49,182	37,993
Deferred tax liabilities:
Depreciation	13,372	13,344
Intangibles	22,348	16,056
Interest	9,056	6,557
Other items	5,511	2,431
Total deferred tax liabilities	50,287	38,388
Valuation allowance	2,528	66
Net deferred tax liabilities	$3,633	$461

The fiscal 2008 total net deferred tax liability is presented on our Consolidated Balance Sheet as a long term liability of $3.2 million and as a current liability of $0.4 million. The fiscal 2007 total net deferred tax liability is presented on our Consolidated Balance Sheet as a current asset of $4.2 million and as a long-term liability of $4.7 million.

The Company assessed the ability to utilize its capital loss carryovers, as well as ability to realize the benefit of unrealized losses sustained in the current period, and concluded that a valuation allowance is required against the related tax assets. The Company established a valuation allowance of approximately $2.5 million during the year that relates to capital loss carryovers, and unrealized losses on investments. The valuation allowance had a balance of $2.5 million at July 26, 2008 and $0.1 at July 28, 2007.

The classification of deferred tax assets and deferred tax liabilities were as follows:

(Amounts in thousands)	July 26, 2008	July 28, 2007

Total current deferred tax assets	$13,804	$13,230
Total non-current deferred tax assets	32,850	24,697
Total deferred tax assets	$46,654	$37,927

Total current deferred tax liabilities	$14,205	8,988
Total non-current deferred tax liabilities	36,082	29,400
Total deferred tax liabilities	$50,287	$38,388

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

	Fiscal Year Ended
	July 26, 2008	July 28, 2007	July 29, 2006
Statutory tax rate	35.0%	35.0%	35.0%
State taxes – net of federal benefit	4.3%	4.3%	4.5%
Tax-exempt interest	(2.0)%	(1.5)%	(0.7)%
Net change in the Fin 48 Reserve	(4.2)%	-	-
Valuation allowance – capital losses	0.9%	-	-
Other – net	2.2%	(1.6)%	0.8%
Effective tax rate	36.2%	36.2%	39.6%

We adopted FIN 48 on July 29, 2007 and as of the adoption date, we had recorded unrecognized tax benefits of $27.2 million, of which $19.4 million, if recognized, would affect the effective tax rate. At July 26, 2008, the liability for income taxes associated with uncertain tax positions was $18.1 million, of which $12.5 million, if recognized, would affect the effective tax rate.

We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. Our gross liability as of July 29, 2007 of $27.2 million includes accrued interest of $6.5 million and penalties of $0.5 million. The liability as of July 26, 2008 of $18.1 million includes accrued interest of $3.6 million and penalties of $0.5 million. During the year ended July 26, 2008, we recognized a net benefit in tax expense of $2.9 million attributable to interest and $0.1 million attributable to penalties for a total benefit of $3.0 million related to the decrease in its liability for uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax liability, excluding interest and penalties is as follows:

Total

Gross liability for unrecognized tax benefit at July 29, 2007	$20.2
Increases related to tax positions in prior years	1.0
Decreases related to tax positions in prior years	(5.2)
Decreases related to settlements	(0.9)
Decreases related to lapse in statute of limitations	(1.9)
Increases related to current year tax positions	0.8
Gross liability for unrecognized tax benefit at July 26, 2008	$14.0

We believe it is reasonably possible that there will be a $3.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions. We file income tax returns in the U.S. federal jurisdiction and various tax jurisdictions. Federal periods that remain subject to examination include fiscal 2005 to fiscal 2007 and state jurisdictions that remain subject to examination range from fiscal 2003 to 2007, with few exceptions.

11. Commitments and Contingencies

Lease commitments

We lease all of our stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. We receive rental income and reimbursement for taxes and common area maintenance charges primarily from two tenants that occupy a portion of the Suffern facility that are not affiliated with us. The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Earnings. In addition, the operating leases have been reduced by our sublease revenue annually by $1.7 million through fiscal 2012.

A summary of occupancy costs follows:

	Fiscal Year Ended
(Amounts in thousands)	July 26, 2008	July 28, 2007	July 29, 2006

Base rentals	$137,398	$126,275	$119,298
Percentage rentals	3,260	4,113	3,262
Other occupancy costs	46,174	41,909	40,298
	186,832	172,297	162,858
Less: Rental income from third parties	(1,821)	(1,659)	(1,526)
Total	$185,011	$170,638	$161,332

The following is a schedule of future minimum rentals under noncancelable operating leases as of July 26, 2008,
(amounts in thousands):

Fiscal Year	Total
2009	$141,305
2010	119,458
2011	96,495
2012	72,725
2013	47,602
Subsequent years	91,984
Total future minimum rentals	$569,569

Although we have the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

We lease two stores from our Chairman or related trusts. Future minimum rentals under leases with such related parties which extend beyond July 26, 2008, included in the above schedule, are approximately $312,000 annually and in the aggregate $0.8 million. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense for fiscal years 2008, 2007, and 2006 under these leases amounted to approximately $332,000, $389,000, and $364,000, respectively.

Contractual obligations and commercial commitments

In addition to the lease commitments represented in the above table, we enter into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with our private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Substantially all of our merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

12. Stock-Based Compensation Plans

Our 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock. At the November 30, 2005 Annual Shareholders Meeting, shareholders approved an additional 6 million shares available for issuance (for a total of 12 million) under the 2001 Stock Incentive Plan. As of July 26, 2008, there were approximately 5.9 million shares under the 2001 plan available for future grant. All of our prior stock option plans have expired as to the ability to grant new options. We issue new shares of common stock when stock option awards are exercised. Refer to the consolidated statements of shareholders’ equity and comprehensive (loss) income for new shares of common stock issued in fiscal 2008, fiscal 2007 and fiscal 2006.

Stock option awards outstanding under our current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of July 26, 2008, there was $12.4 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The total intrinsic value of options exercised during fiscal 2008 was approximately $1.6 million, during fiscal 2007 was approximately $14.8 million, and during fiscal 2006 was approximately $15.6 million. The total fair value of options that vested during fiscal 2008, fiscal 2007 and fiscal 2006, was approximately $5.4 million, $5.5 million, and $3.0 million, respectively.

The following table summarizes the activities in all Stock Option Plans and changes during fiscal 2008:

	Options	Weighted Average Exercise Price
Options outstanding – beginning of year	5,677,329	$10.35
Granted	663,800	16.73
Cancelled	(265,450)	13.42
Exercised	(224,711)	7.19

Outstanding end of year	5,850,968	$11.05

Options exercisable at year-end	3,108,018	$8.45

Weighted-average fair value of options granted during the year		$6.63

At July 26, 2008, we had 5,609,267 options vested and expected to vest with an aggregate intrinsic value of $28.2 million and a weighted-average remaining contractual term of 6.1 years. At July 28, 2007, we had 5,354,865 options vested and expected to vest with an aggregate intrinsic value of $46.2 million and a weighted-average remaining contractual term of 7.2 years. The weighted-average fair value of options granted during fiscal 2006 was $5.07.

The following table summarizes information about stock options outstanding at July 26, 2008:

Range of Exercise Prices	Number Outstanding as of July 26, 2008	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of July 26, 2008	Weighted Average Exercise Price

$2.84	3,100	0.2 years	$2.84	3,100	$2.84
2.85 – 5.19	648,495	1.6 years	3.98	648,495	3.98
5.20 – 8.19	1,746,579	4.8 years	7.10	1,452,179	6.95
8.20 – 12.93	2,218,828	7.1 years	11.58	802,228	11.48
12.94 – 23.30	1,233,966	8.7 years	19.44	202,016	21.59

$2.84 - $23.30	5,850,968	6.2 years	$11.05	3,108,018	$8.45

The options exercisable at July 26, 2008, have an aggregate intrinsic value of $21.7 million and a weighted average contractual term of 4.8 years.

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally five years. As of July 26, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The total fair value of the restricted stock awards recognized as compensation expense during the fifty-two weeks ended July 26, 2008, July 28, 2007 and July 29, 2006 was $1.3 million, $1.1million and $0.6 million, respectively.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 28, 2007	137,167	$13.59
Granted	54,573	19.56
Vested	(48,816)	12.59
Forfeited	(2,400)	22.12
Restricted stock awards at July 26, 2008	140,524	$16.12

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of our common stock during each quarterly offering period at a 10% discount through weekly payroll deductions. During the fifty-two weeks ended July 26, 2008, we sold approximately 23,000 shares to employees at an average discount of $1.36 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $31,000 for the fifty-two weeks ended July 26, 2008.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the 52 weeks ended July 26, 2008, excess tax benefits realized from the exercise of stock options was $0.4 million.

13. Segments

Our reportable segments are the dressbarn brands, which are used in 656 Combo stores (a combination of dressbarn and dressbarn woman stores), 134 dressbarn stores and 36 dressbarn woman stores in 46 states as of July 26, 2008 and the maurices brand, which is used in 677 stores in 44 states as of July 26, 2008. We completed the acquisition of Maurices Incorporated in January 2005.

Our dressbarn stores are operated mostly in a combination of dressbarn and dressbarn woman stores, or Combo stores, which carry dressbarn and larger-sized dressbarn woman merchandise, as well as freestanding dressbarn and dressbarn woman stores. The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range, while maurices’ fashions are designed to appeal to the 17 to 34 year-old-female. During third quarter of fiscal 2007 maurices began transitioning out of the men’s product line in order to introduce female Plus-sizes in the fourth quarter of fiscal 2007. Our maurices stores are concentrated in small markets in the United States, while our dressbarn and dressbarn woman stores tend to be in larger population markets. Substantially all of maurices’ management team prior to the acquisition continues to manage the daily operations of maurices. Additionally, maurices distributes goods to its stores through a separate distribution center. maurices also has separate financial reporting systems from dressbarn. We believe that maurices is currently a reportable segment due to management’s review of maurices’ separately available operating results and other financial information to regularly assess its performance for decision-making purposes. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Information on the dressbarn and maurices brands and the reconciliation to operating earnings, are as follows:

(Amounts in millions)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net sales
dressbarn and dressbarn woman brands	$887.6	$934.8	$876.2
maurices brand	556.6	491.8	424.1
Consolidated net sales	$1,444.2	$1,426.6	$1,300.3

Operating income
dressbarn and dressbarn woman brands	$42.8	$94.9	$81.0
maurices brand	69.8	60.1	50.9
Consolidated operating income	112.6	155.0	131.9
Interest income	7.8	7.0	2.7
Interest expense	(4.8)	(4.9)	(5.3)
Other income	0.5	1.4	1.5
Earnings before provision for income taxes	$116.1	$158.5	$130.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$27.8	$28.1	$25.9
maurices brand	20.4	17.7	15.8
Consolidated depreciation and amortization	$48.2	$45.8	$41.7

Capital expenditures
dressbarn and dressbarn woman brands	$34.4	$37.7	$31.7
maurices brand	31.7	25.3	16.6
Consolidated capital expenditures	$66.1	$63.0	$48.3

(Amounts in millions)	July 26, 2008	July 28, 2007
Total assets
dressbarn and dressbarn woman brands	$850.0	$822.3
maurices brand	174.5	159.0
Total assets	$1,024.5	$981.3

Merchandise inventories
dressbarn and dressbarn woman brands	$117.9	$130.4
maurices brand	69.1	66.7
Total merchandise inventories	$187.0	$197.1

14. Quarterly Results of Operations (UNAUDITED)

(Amounts in thousands, except per share data)
Fiscal Year Ended July 26, 2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$382,303	$352,570	$345,568	$363,724
Cost of sales, including occupancy and buying costs (excluding depreciation)	231,309	206,571	223,832	224,215
Income taxes (1)	14,515	12,712	2,529	12,274
Net earnings	22,114	24,937	7,414	19,623

Earnings per share
Basic	$0.37	$0.41	$0.12	$0.33
Diluted	$0.34	$0.39	$0.12	$0.30

Fiscal Year Ended July 28, 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$379,902	$347,923	$340,344	$358,438
Cost of sales, including occupancy and buying costs (excluding depreciation)	216,010	205,378	211,288	209,516
Income taxes (2)	20,054	13,216	6,610	17,460
Net earnings	33,629	23,111	17,024	27,418

Earnings per share
Basic	$0.54	$0.37	$0.27	$0.45
Diluted	$0.48	$0.33	$0.24	$0.40

(1)
The income tax provision for the second quarter of fiscal 2008 was favorably impacted by the reversal of $1.9 million of uncertain tax positions following a state administrative ruling that reduced our potential exposure for taxes and interest in that state.

(2)	The income tax provision for the second quarter of fiscal 2007 was favorably impacted by $2.3 million, primarily as a result of one-time adjustments to certain deferred tax accounts.