Form 10-K/A
period 2008-07-26
DRESS BARN INC
filed 2008-12-04
CIK 717724

UNITED STATES
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

EXPLANATORY NOTE

The Dress Barn, Inc. (the “Company”, “we”, “us” or “our”) is filing this Annual Report on Form 10-K/A (the “Amended Filing”) solely for the purpose of amending the disclosures in Part II, Item 9A, “Controls and Procedures,” and modifying the list of exhibits in Part IV, Item 15, “Exhibits,” of our Annual Report on Form 10-K for the fiscal year ended July 26, 2008, filed with the Securities and Exchange Commission on September 24, 2008 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amended Filing contains all of the disclosure required by Part II, Item 9A, including information previously disclosed in our Original Filing and also includes currently dated certifications from the Company’s President and Chief Executive Officer and Chief Financial Officer. Except as set forth in Part II and Part IV below, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 26, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, the company’s disclosure controls and procedures were not effective as of July 26, 2008.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 26, 2008. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the following material weakness, management has concluded that our internal control over financial reporting was not effective as of July 26, 2008 based upon the criteria issued by COSO.

The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, the current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the tax balances noted above. As a result these balances required adjustments to be recorded in accordance with generally accepted accounting principles. These control deficiencies were caused by turnover of personnel in the Company’s tax department that resulted in inadequate internal tax resources, lack of oversight of the work performed by outside tax advisors, and lack of controls and procedures over the tax accounting process which did not provide for a complete, comprehensive and timely review of the income tax accounts and required income tax footnote disclosures.

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

The Company developed the following plan to remediate the material weakness identified above:

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

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weakness that we identified as of July 26, 2008. However, because the remedial actions relate to the training of personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operations of these controls, for at least several quarters, may be required prior to management being able to conclude that the material weakness has been remediated.

(e) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

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

The Company’s processes, procedures and controls related to income taxes were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, the current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the tax balances noted above. As a result amounts were not recorded in accordance with generally accepted accounting principles. These control deficiencies were caused by turnover of personnel in the Company’s tax department that resulted in inadequate internal tax resources, lack of oversight of the work performed by outside tax advisors, and lack of controls and procedures over the tax accounting process which did not provide for a complete, comprehensive and timely review of the income tax accounts and required income tax footnote disclosures.

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

/s/ DELOITTE & TOUCHE LLP

New York, NY
September 24, 2008

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith:

Exhibit Number	Exhibit Description

31.1	Section 302 Certification of President and Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of President and Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dress Barn, Inc.

Date: December 4, 2008	by:	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer