Form 10-Q
period 2008-10-25
DRESS BARN INC
filed 2008-12-04
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2008	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Registrant had 59,997,578 shares of common stock outstanding as of December 1, 2008.

THE DRESS BARN, INC
FORM 10-Q
QUARTER ENDED OCTOBER 25, 2008

Part I. FINANCIAL INFORMATION
Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

Amounts in thousands, except share and per share data	October 25, 2008	July 26, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$144,275	$127,226
Marketable security investments	102,121	92,697
Merchandise inventories	187,104	186,983
Current portion of deferred income tax assets	9,678	-
Prepaid expenses and other current assets	20,212	24,882
Total Current Assets	463,390	431,788
Property and equipment, net	276,903	274,279
Other intangible assets, net	107,549	107,802
Goodwill	131,318	130,656
Marketable security investments	51,954	58,404
Other assets	17,800	21,530
TOTAL ASSETS	$1,048,914	$1,024,459
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,327	$121,084
Accrued salaries, wages and related expenses	28,743	27,934
Other accrued expenses	54,280	50,970
Customer credits	14,237	14,822
Income taxes payable	3,664	-
Current portion of deferred income tax liabilities	-	401
Current portion of long-term debt	1,294	1,277
Convertible senior notes	-	115,000
Total Current Liabilities	213,545	331,488
Long-term debt	142,097	27,263
Deferred rent and lease incentives	64,284	62,003
Deferred compensation and other long-term liabilities	42,204	44,391
Deferred income tax liabilities	14,746	3,232
Total Liabilities	476,876	468,377

Commitments and Contingencies
Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	-	-
Common stock, par value $0.05 per share: Authorized- 75,000,000 shares	3,020	3,018
Issued- 60,386,778 and 60,359,617 shares, respectively
Outstanding- 60,122,578 and 60,359,617 shares, respectively
Additional paid-in capital	118,338	115,476
Treasury stock (at cost, 264,200 shares at October 25, 2008 and 0 shares at July 26, 2008)	(2,227)	-
Retained earnings	459,706	440,627
Accumulated other comprehensive loss	(6,799)	(3,039)
Total Shareholders’ Equity	572,038	556,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,048,914	$1,024,459

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (unaudited)
Amounts in thousands, except per share data

	Thirteen Weeks Ended
	October 25, 2008	October 27, 2007

Net sales	$376,398	$363,724
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	229,198	224,215
Selling, general and administrative expenses	102,688	96,735
Depreciation and amortization	12,204	11,581
Operating income	32,308	31,193

Interest income	2,002	1,541
Interest expense	(1,226)	(1,215)
Other income	453	378
Earnings before provision for income taxes	33,537	31,897

Provision for income taxes	13,053	12,274

Net earnings	$20,484	$19,623

Earnings per share:
Basic	$0.34	$0.33
Diluted	$0.32	$0.30

Weighted average shares outstanding:
Basic	60,337	60,107
Diluted	64,901	65,891

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirteen Weeks Ended
	October 25, 2008	October 27, 2007

Operating Activities:

Net earnings	$20,484	$19,623

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,204	11,581
Asset impairments and disposals	1,682	152
Deferred taxes	2,151	989
Deferred rent and other occupancy costs	(329)	(688)
Share-based compensation expense	1,549	1,496
Restricted stock compensation expense	(317)	513
Excess tax benefits from share-based compensation	(410)	(121)
Amortization of debt issuance costs	82	90
Cash surrender value of life insurance	1,764	(330)
Gift card breakage	(440)	(297)
Other	342	(76)

Changes in assets and liabilities:
Merchandise inventories	301	3,643
Prepaid expenses and other current assets	4,670	(777)
Other assets	108	131
Accounts payable	(9,757)	(38,407)
Accrued salaries, wages and related expenses	809	(4,834)
Other accrued expenses	3,885	(1,675)
Customer credits	(145)	136
Income taxes payable	4,074	10,420
Deferred rent and lease incentives	2,504	2,671
Deferred compensation and other long-term liabilities	(2,847)	3,523
Total adjustments	21,880	(11,860)

Net cash provided by operating activities	42,364	7,763

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirteen Weeks Ended
	October 25, 2008	October 27, 2007

Investing Activities:
Cash paid for property and equipment	(18,150)	(14,707)
Purchases of long-term investments	-	(30)
Sales and maturities of marketable security investments	21,269	120,834
Purchases of marketable security investments	(28,345)	(93,981)
Investment in life insurance policies	-	(8)
Net cash (used in) / provided by investing activities	(25,226)	12,108

Financing Activities:
Repayments of long-term debt	(316)	(297)
Purchase of treasury stock	(1,413)	(40,179)
Proceeds from employee stock purchase plan purchases	61	73
Excess tax benefits from share-based compensation	410	121
Proceeds from stock options exercised	1,169	277
Net cash used in financing activities	(89)	(40,005)

Net increase (decrease) in cash and cash equivalents	17,049	(20,134)
Cash and cash equivalents - beginning of period	127,226	67,133
Cash and cash equivalents - end of period	$144,275	$46,999

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$533	$494
Cash paid for interest	$379	$395
Accrual for capital expenditures	$4,663	$1,966
Treasury shares purchased not settled	$2,227	$-

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc., and its wholly-owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (“our 10-K”). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The July 26, 2008 condensed consolidated balance sheet amounts have been derived from audited financial statements included in our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with first quarter of fiscal 2009.  This adoption did not have a material impact on our condensed consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (FSP 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 4 for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for eligible items.

Recently Issued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied if we consummate an acquisition subsequent to the effective date.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (“FSP APB 14-a”). This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible debt instrument. This FSP will be effective for our fiscal year 2010. Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments. When effective, we believe this FSP will be applicable to our 2.5% Convertible Senior Notes. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-a on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) revised 2007, Business Combinations, (“SFAS No. 141(R)”), and other U.S. GAAP.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Marketable Security Investments

We purchase investments and marketable securities that have been designated as “available-for-sale” as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated other comprehensive loss.” The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value based on published closing prices of securities at October 25, 2008 and July 26, 2008, are shown below.

(Amounts in thousands)	October 25, 2008			July 26, 2008
	Estimated Fair Value		Amortized Cost	Estimated Fair Value	Amortized Cost
Marketable security investments:
Municipal bonds	$99,231		$99,154	$92,642	$92,365
Auction rate securities	2,890	*	2,890	55	55
Total Current	102,121		102,044	92,697	92,420

Marketable security investments:
Auction rate securities – long-term	51,954		58,830	58,404	61,720

Total marketable security investments	$154,075		$160,874	$151,101	$154,140

* Auction rate securities which have a known upcoming redemption as of October 25, 2008.
(redeemed at par on October 29, 2008). See additional information discussed below.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS. Subsequent to October 25, 2008, we successfully liquidated at par value $2.9 million of our $61.7 million outstanding auction rate securities. The remaining ARS balance of $58.8 million are investments in highly-rated (AAA/Aaa) auction rate securities. We classified our net $52.0 million investment in ARS to long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. We determined that the $6.8 million valuation adjustment for the quarter ended October 25, 2008 was not other-than-temporary, and therefore was recorded within the other comprehensive income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet its cash requirements for at least the next 12 months.

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

We periodically review our investment portfolio to determine if there is an impairment that is other-than-temporary, and to date have not experienced any impairment in our investments that were other-than-temporary. In evaluating whether the individual investments in the investment portfolio are not other-than-temporarily impaired, we considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

In November, 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 25, 2008, the Company held approximately $7.2 million, at par value, of eligible ARS with UBS.

Currently, we are in the process of determining the impact of other settlement offers in the amount of approximately $13.2 million related to our long-term auction rate securities from a variety of our investment providers which would enable us to receive our investments at par based on different terms.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Measurement of Fair Value

Effective July 27, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).   In determining fair value in accordance with SFAS No. 157, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.   Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3
Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Short-Term Marketable Security Investments in Municipal Bonds
The primary objective of our short-term marketable security investment activities classified as available for sale is to preserve our capital for the purpose of funding operations. We do not enter into short-term investments primarily municipal bonds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency (Level 1).

Marketable Security Investments in Auction Rate Securities
We have investments in auction rate securities classified as available for sale and stated at fair market value. As a result of the deterioration of the credit markets, auctions for these securities failed beginning in our third quarter fiscal 2008 and continuing during the first quarter of our fiscal 2009. The fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market (Level 3). See Note 3 for further detail.

The table below provides our disclosure of all financial assets and liabilities as of October 25, 2008 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Fair Value Measurements
(Amounts in thousands)	October 25, 2008
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Municipal Bonds	$99,231	$-	$-	$99,231
Auction Rate Securities (current) *	-	-	2,890	2,890
Auction Rate Securities (long-term)	-	-	51,954	51,954
Total	$99,231	$-	$54,844	$154,075

* Current auction rate securities represent securities which have a known upcoming redemption as of October 25, 2008. (redeemed at par on October 29, 2008)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides a reconciliation of the beginning and ending balances of our investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Quarter ended October 25, 2008
Balance at beginning of period	$58,459
Transfers in and/or (out) of Level 3	-
Total losses realized included in earnings **	-
Total losses unrealized included in other comprehensive income **	(3,560)
Purchases, sales, issuances and settlements, net *	(55)
Balance as of October 25, 2008	$54,844

* Auction rate securities redeemed at par prior to October 25, 2008.

** Unrealized gains and losses on our available-for-sale securities are included in stockholders’ equity until realized and realized gains and losses are recognized in income when the securities are sold.

5. Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	October 25, 2008	July 26, 2008

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,405	53,332
Leasehold Improvements	167,835	163,216
Fixtures and Equipment	211,471	203,782
Information Technology	82,978	80,715
Construction in Progress	16,655	18,429
	538,475	525,605
Less accumulated depreciation	(261,572)	(251,326)

Property and equipment, net	$276,903	$274,279

We continuously evaluate the recoverability of our long-lived assets. As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $1.6 million through our condensed consolidated income statement in the thirteen weeks ended October 25, 2008.

6. Goodwill and Other Intangible Assets

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

Other intangible assets were comprised of the following:
(Amounts in thousands)

Description	Expected Life	October 25, 2008	July 26, 2008
Customer Relationship	7 years	$2,200	$2,200
Proprietary Technology	5 years	3,298	3,298
Trade Names	Indefinite	106,000	106,000
Total intangible assets		111,498	111,498

Less accumulated amortization		(3,949)	(3,696)

Intangible assets, net		$107,549	$107,802

Based on our customer relationship and proprietary technology balances as of October 25, 2008, we expect the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be approximately $0.9 million in 2009, $0.5 million in 2010, $0.3 million in 2011 and $0.1 million in 2012.

7. Debt

Our 2.5% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024. We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods. Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted. The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares. If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. On October 24, 2008, the market value of the Convertible Senior Notes was $120.9 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of October 27, 2008 and continuing through January 23, 2009, the holders of the Convertible Senior Notes may not convert their notes as described above because our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of each quarter. Accordingly, the Convertible Senior Notes were classified as a non-current liability as of October 25, 2008 because the market-based conversion provisions were not met as of that date. The Convertible Senior Notes were classified as a current liability as of July 26, 2008 because the market-based conversion provisions were met as of that date. If our common stock maintains a closing price above $12.61 per share for the required time period during certain subsequent periods, the convertible senior notes would be available for immediate conversion and would be reclassified as a current liability.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our Credit Agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million. The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions. Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%. The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio. The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year. The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the credit agreement. As of October 25, 2008, $64 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $36 million of outstanding trade and standby letters of credit at October 25, 2008.

On November 5, 2008, we entered into a second amendment to the Credit Agreement. This amends the Credit Agreement by allowing investments in unconsolidated entities that do not constitute subsidiaries, in an aggregate amount not to exceed $35 million and repurchases of shares of our common stock pursuant to our stock buyback program, in an aggregate amount not to exceed $100 million in any fiscal year. The amendment also limits standby letter of credit exposure to $15 million.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC (“Dunnigan”), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan. The Dunnigan mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is our corporate offices and dressbarn’s distribution center. Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023. In connection with the mortgage, we paid approximately $1.7 million in debt issuance costs. These costs were deferred and included in “Other assets” on our Condensed Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Debt consists of the following:

(Amounts in thousands)	October 25, 2008	July 26, 2008

Dunnigan Mortgage	$28,227	$28,540
Convertible Senior Notes	115,000	115,000
Other	164	-
	$143,391	$143,540

Less: current portion	(1,294)	(116,277)
Total long-term debt	$142,097	$27,263

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 29, 2007. As of October 25, 2008, our gross unrecognized tax benefits were $18.8 million, including accrued interest and penalties of $4.2 million. If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate is $12.9 million. There has been no material change in our gross unrecognized tax benefits during the three month period ended October 25, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Federal periods that remain subject to examination include fiscal 2005 to fiscal 2008 and state jurisdictions that remain subject to examination range from fiscal 2001 to 2008, with few exceptions. Our federal tax return for the fiscal period ended July 29, 2006 is currently under examination. During the three month period ended October 25, 2008, there has been no material change in the amount of total gross unrecognized tax benefits that are reasonably possible to reverse in the next twelve months.

9. Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either incentive stock options (ISO’s) or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant. As of October 25, 2008 there were approximately 4.0 million shares under the 2001 plan available for future grant. All of our prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. During the thirteen weeks ended October 25, 2008 and October 27, 2007, we recognized a total of approximately $1.5 million in share-based compensation expense. As of October 25, 2008, there was $21.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.8 years. The total intrinsic value of options exercised during the thirteen weeks ended October 25, 2008 was approximately $1.4 million.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the changes in stock options outstanding during the thirteen weeks ended October 25, 2008:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 26, 2008	5,850,968	$11.05	6.2
Granted	1,797,605	14.99
Forfeited or expired	(15,450)	19.39
Exercised	(161,100)	7.25
Options outstanding at October 25, 2008	7,472,023	$12.06	6.9	$4,380.9
Vested and exercisable at October 25, 2008	3,517,158	$9.17	5.0	$4,323.4
Vested and expected to vest at October 25, 2008	7,034,791	$12.81	6.8	$4,380.5

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of October 25, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years. The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the thirteen weeks ended October 25, 2008 was $0.1 million.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods. As of October 25, 2008, there was $0.2 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period. During the thirteen weeks ended October 25, 2008 we recognized a total of ($0.5) million of compensation expense relating to certain existing LTIP valuation periods.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Following is a summary of the changes in the shares of restricted stock, including the LTIP, outstanding during the thirteen weeks ended October 25, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 26, 2008	140,524	$16.12
Granted	18,500	15.32
Vested	(17,643)	17.76
Forfeited	-	-
Restricted stock awards at October 25, 2008	141,381	$15.81

For the thirteen weeks ended October 25, 2008 and October 27, 2007, excess tax benefits realized from the exercise of stock options were approximately $0.4 million and $0.1 million, respectively.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 25, 2008	October 27, 2007

Weighted average risk-free interest rate	2.6%	4.2%
Weighted average expected life (years)	4.9	5.0
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	40.5%	39.6%
Expected dividend yield	0%	0%

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

10. Comprehensive (Loss) Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), and includes our net earnings and unrealized gains and losses on available-for-sale marketable security investments. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity. We have recognized a $6.8 million cumulative temporary unrealized loss in fair value of our ARS. See Note 3 “Marketable Security Investments” for additional information. Comprehensive income for all periods presented is comprised of the following:

	Thirteen Weeks Ended
(Amounts in thousands)	October 25, 2008	October 27, 2007

Net earnings	$20,484	$19,623
Unrealized (loss) gain on marketable security investments, net of taxes	(3,760)	122
Other Comprehensive (loss) income	$16,724	$19,745

11. Share Repurchase Programs

On September 20, 2007, our Board of Directors authorized a $100 million share repurchase program (the “2007 Program”). Under the 2007 Program purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2007 Program has no expiration date.

During the thirteen weeks ended October 25, 2008, we purchased 421,000 shares under the 2007 Program at an aggregate purchase price of approximately $3.6 million, resulting in a remaining authorized balance of $96.4 million. Treasury (reacquired) shares are retired and treated as authorized but unissued shares. As of October 25, 2008, there were 264,200 treasury shares at a cost of $2.2 million which had been reacquired but not yet retired.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the foregoing and exercise of all stock options using the treasury stock method and conversion obligation of the Convertible Senior Notes to the extent dilutive. See Note 7 “Debt” for additional information. Common equivalent shares outstanding consist of shares covered by stock options and the Convertible Senior Notes, to the extent dilutive.

	Thirteen Weeks
(Amounts in thousands)	October 25, 2008	October 27, 2007

Weighted average number of common shares outstanding – basic	60,337	60,107

Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	4,564	5,784
Weighted average number of common shares outstanding – diluted	64,901	65,891

Anti-dilutive common stock equivalents	3,012	1,231

The Convertible Senior Notes were dilutive to earnings per share for the thirteen weeks ending October 25, 2008 and October 27, 2007, as a result of our average stock price being greater than the conversion price of the Convertible Senior Notes. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”), the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 3.0 million shares for the thirteen weeks ended October 25, 2008 and approximately 4.1 million shares for the thirteen weeks ended October 27, 2007.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended
(Amounts in millions)	October 25, 2008	October 27, 2007
Net sales
dressbarn and dressbarn woman brands	$232.8	$228.2
maurices brand	143.6	135.5
Consolidated net sales	$376.4	$363.7

Operating income
dressbarn and dressbarn woman brands	$18.2	$12.2
maurices brand	14.1	19.0
Consolidated operating income	32.3	31.2
Interest income	2.0	1.5
Interest expense	(1.2)	(1.2)
Other income	0.4	0.4
Earnings before provision for income taxes	$33.5	$31.9

Depreciation and amortization
dressbarn and dressbarn woman brands	$7.1	$6.8
maurices brand	5.1	4.8
Consolidated depreciation and amortization	$12.2	$11.6

Cash paid for capital expenditures
dressbarn and dressbarn woman brands	$9.0	$7.6
maurices brand	9.2	7.1
Consolidated capital expenditures	$18.2	$14.7

(Amounts in millions)	October 25, 2008	July 26, 2008
Total assets
dressbarn and dressbarn woman brands	$872.6	$850.0
maurices brand	176.3	174.5
Total assets	$1,048.9	$1,024.5

Merchandise inventories
dressbarn and dressbarn woman brands	$117.4	$117.9
maurices brand	69.7	69.1
Total merchandise inventories	$187.1	$187.0

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 26, 2008. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to future events and financial performance. Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

The following is a summary of highlights from first quarter of fiscal 2009 and recent developments:

During the thirteen weeks of fiscal 2009 which ended October 25, 2008 (the “first quarter”), net sales were $376.4 million, an increase of 3.5% from $363.7 million for the thirteen weeks ended October 27, 2007 (the “prior period”). Our comparable same store sales decreased 0.8% during the same period (dressbarn increased 0.2% and maurices decreased 2.5%). During the first quarter, we opened 18 dressbarn brand Combo stores and 15 maurices stores. There were two closings of dressbarn brand locations and no closings of maurices stores during the first quarter. Our total store square footage at the end of the first quarter increased approximately 5.2% from the end of the prior period.

Net earnings for the first quarter increased to $20.5 million from $19.6 million for the prior period. Diluted earnings per share for the first quarter were $0.32 versus $0.30 per share for the prior period.

During the thirteen weeks ended October 25, 2008, we purchased 421,000 shares under the 2007 Stock Repurchase Program at an aggregate purchase price of approximately $3.6 million, resulting in a remaining authorized balance of $96.4 million.

As of October 27, 2008 and continuing through January 23, 2009, the holders of the Convertible Senior Notes may not convert their notes because our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter. Accordingly, the Convertible Senior Notes were classified as a non-current liability as of October 25, 2008 because the market-based conversion provisions were not met as of that date.

Beginning in fiscal 2009, we became a majority owner of an equity subsidiary investment, therefore we began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009. This resulted in the recognition of goodwill in the amount of $0.7 million.

On November 5, 2008, we entered into a second amendment to the Credit Agreement. This amends the Credit Agreement by allowing investments in unconsolidated entities that do not constitute subsidiaries, in an aggregate amount not to exceed $35 million and repurchases of shares of our common stock pursuant to our stock buyback program, in an aggregate amount not to exceed $100 million in any fiscal year. The amendment also limits standby letter of credit exposure to $15 million.

We expect the macroeconomic environment will remain challenging for the foreseeable future, partly due to the turmoil in the financial sector, which has negatively impacted the dressbarn and maurices customer confidence and discretionary spending. We believe that we are taking the necessary actions by closely managing inventory levels and controlling costs to position our Company for stronger operating performance when economic conditions become more favorable.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended
	October 25, 2008	October 27, 2007

Net sales growth vs. prior year	3.5%	1.5%
dressbarn comparable store sales	0.2%	(8.1)%
maurices comparable store sales	(2.5)%	7.5%
Total comparable store sales growth	(0.8)%	(3.0)%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	60.9%	61.6%
Square footage growth vs. prior year	5.2%	5.6%
Total store count	1,533	1,456
Diluted earnings per share	$0.32	$0.30
SG&A as a percentage of sales	27.3%	26.6%
Capital expenditures (in millions)	$18.2	$14.7

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

We expect to continue our strategy of opening new stores while closing underperforming locations. Our store expansion strategy is to focus on both expanding our major trading markets and developing and expanding into new domestic markets. We plan to continue our planned store openings using cash flow from operations. We currently plan to open approximately 60 additional stores and close approximately 30 stores during the remainder of our fiscal year ending July 25, 2009 (“Fiscal 2009”).

Results of Operations

Net sales:
(Amounts in millions, except for % amounts)	October 25, 2008	% of Sales	October 27, 2007	% of Sales	% Change
dressbarn and dressbarn woman brands	$232.8	61.8%	$228.2	62.7%	2.0%
maurices brand	143.6	38.2%	135.5	37.3%	6.0%
Consolidated thirteen weeks ended net sales	$376.4		$363.7		3.5%

Net sales for the first quarter increased by 3.5% to $376.4 million from $363.7 million for the prior period. The net sales increase for the first quarter was related to the 5.2% increase in store square footage due to net new store openings partially offset by our consolidated comparable store sales decrease of 0.8% (dressbarn increased 0.2% and maurices decreased 2.5%). The dressbarn brands’ total sales transactions decreased 0.5%; average unit retail increased 1.7%, primarily due to lower markdowns during the quarter; and units per transaction increased 0.6%. This netted to a 2.2% increase in average dollar sale. maurices sales for the first quarter were $143.6 million as compared with $135.5 million in the prior period primarily driven by new store growth offset by the comparable store sales decrease of 2.5%. maurices average unit retail increased 0.9% and units per transaction increased 0.3% for a net increase of approximately 1.2% in average dollar sale, which offset the 3.7% reduction in total sales transactions tied to less traffic.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$229.2	$224.2	$5.0	2.2%
As a percentage of sales	60.9%	61.6%

Cost of sales for the first quarter decreased 70 basis points as a percent of sales to 60.9% from 61.6% for the prior period.   For the dressbarn brands, cost of sales, including buying and occupancy costs, excluding depreciation (“cost of sales”) was 61.9% of net sales, a decrease of 210 basis points for the first quarter as compared to the prior period, primarily due to lower markdowns which accounted for 260 basis points of the reduction from the prior period. For the maurices brand, cost of sales was 59.6% of net sales, a increase of 190 basis points for the first quarter as compared to the prior period, primarily the result of higher markdowns and occupancy cost de-leveraging.

SG&A expenses:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$102.7	$96.7	$6.0	6.2%
As a percentage of sales	27.3%	26.6%

SG&A expenses for the first quarter increased 70 basis points to 27.3% from 26.6% for the prior period. For the dressbarn brands, SG&A decreased 10 basis points to 27.5% versus 27.6% for the prior period. The decrease was due primarily to a decrease in benefit cost usage and rates offset by the de-leveraging of store operating and marketing expenses in relation to the comparable store sales decrease. maurices SG&A expenses were 27.0% of sales for the first quarter versus 24.8% for the prior period. This increase was attributable to increased marketing expenditures as well as de-leveraging of store operating costs due to the comparable store sales decrease.

Depreciation and amortization:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$12.2	$11.6	$0.6	5.2%
As a percentage of sales	3.2%	3.2%

Depreciation expense remained consistent at 3.2% of sales in the first quarter as compared to the prior period.

Operating income:

(Amounts in millions, except for %amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$32.3	$31.2	$1.1	3.5%
As a percentage of sales	8.6%	8.6%

As a result of the above factors, operating income as a percent of net sales was 8.6% for both the current and prior first quarter. For the dressbarn brands, operating income as a percent of sales increased to 7.8% versus 5.4% for the prior period. For the maurices brand, operating income as a percent of sales decreased to 9.9% versus 14.0% for the prior period.

Interest income:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$2.0	$1.5	$0.5	33.3%
As a percentage of sales	0.5%	0.4%

The increase in interest income resulted primarily from the increase in average cash and cash equivalents and marketable securities of approximately $70 million for the first quarter as compared to the prior period and from higher interest rate yields on our auction rate securities.

Interest expense:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$(1.2)	$(1.2)	$-	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Interest expense for the thirteen weeks ended October 25, 2008 remained consistent to the prior comparable period.

Other Income:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$0.5	$0.4	$0.1	25.0%
As a percentage of sales	0.1%	0.1%

The majority of other income represents rental income mostly from two unaffiliated tenants currently occupying space in our facility in Suffern, New York. The rental square footage is 100% leased through 2012. The remainder represents maurices’ sublease revenue.

Income Tax Expense:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$13.1	$12.3	$0.8	6.5%
As a percentage of sales	3.5%	3.4%

The effective tax rate is approximately 38.9% for the first quarter compared to 38.5% for the prior year first quarter. The income tax provision for the three months ended October 25, 2008 was impacted by an increase of $0.3 million in tax liabilities related to uncertain tax positions, this compares to an increase of $0.2 million of tax expense for first quarter of fiscal 2008. We currently project an effective tax rate for the remainder of fiscal 2009 of approximately 38.6%, which includes interest on our existing uncertain tax positions.

Net earnings:

(Amounts in millions, except for % amounts)	October 25, 2008	October 27, 2007	$ Change	% Change
Thirteen weeks ended	$20.5	$19.6	$0.9	4.6%
As a percentage of sales	5.4%	5.4%

Net earnings for the first quarter increased to $0.32 per diluted share, compared to $0.30 per diluted share in the prior period primarily due to the increased sales, lower cost of goods sold and increased interest income offset by the increase in selling, general and administrative expenses and depreciation and amortization expenses.

 Liquidity and Capital Resources

Cash generated from operating activities and available lines of credit under our revolving credit facility provide the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments. We also have available lines of credit under our revolving credit facility which expires in December 2010. Our cash in banks generally exceeds the current Federal Deposit Insurance Corporation (FDIC) limits of $250,000.

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

At October 25, 2008, we had cash, cash equivalents and current marketable securities of $246.4 million as compared to $219.9 million as of July 26, 2008. The increase in cash, cash equivalents and current marketable securities was primarily due to the cash provided by operating activities of $42.4 million offset by treasury stock purchases of $1.4 million and capital expenditures of $18.2 million.

Net cash provided by operations was $42.4 million for the first quarter compared with $7.8 million during the prior period. The increase of $34.6 million was primarily due to a reduction in cash used in accounts payable of $28.7 million and a reduction of $5.6 million in accrued payroll related and other accrued expenses combined with the increase in net income of $0.9 million from the prior period. The increase was partially offset by the reduction in our Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”) accrual due to audit settlements.

Net cash used by investing activities was $25.2 million. The majority of this amount is related to purchases of $18.2 million related to property and equipment mainly for new store openings and store remodels during the three months. Additionally, the increase was related to our net increase in purchases of marketable securities during the first quarter.

Net cash used by financing activities primarily related to the purchases of treasury stock offset by the exercise of stock options and the related excess tax benefits.

As of October 25, 2008, $64 million was available under a revolving credit for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business. The $64 million available under the credit facility represents the $100 million from our revolving credit facility less $36 million of outstanding letters of credit at October 25, 2008. We also have an option to increase the revolving credit facility by $50 million.

On November 5, 2008, we entered into a second amendment to the Credit Agreement. This amendment amends the Credit Agreement by allowing investments in unconsolidated entities that do not constitute subsidiaries, in an aggregate amount not to exceed $35 million, repurchases of shares of our common stock pursuant to our stock buyback program, in an aggregate amount not to exceed $100 million in any fiscal year and limits the standby letter of credit exposure to $15 million.

In September 2007, our Board of Directors authorized a $100 million share buyback program. Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules. During the thirteen weeks ended October 25, 2008, we purchased 421,000 shares under the 2007 Program at an aggregate purchase price of approximately $3.6 million, resulting in a remaining authorized balance of $96.4 million. Treasury (reacquired) shares are retired and treated as authorized but unissued shares. As of October 25, 2008, there were 264,200 treasury shares at a cost of $2.2 million which had been reacquired but not yet retired.

We believe that our cash, cash equivalents, short-term investments, cash flow from operations, and the Credit Agreement discussed above, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.

In November, 2008, we accepted a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 25, 2008, the Company held approximately $7.2 million, at par value, of eligible ARS with UBS.

Currently, we are in the process of determining the impact of other settlement offers in the amount of approximately $13.2 million related to our long-term auction rate securities from a variety of our investment providers which would enable us to receive our investments at par based on different terms.

Subsequent to October 25, 2008, we successfully liquidated at par value $2.9 million of our $61.7 million outstanding auction rate securities. The remaining ARS balance of $58.8 million are investments in highly-rated (AAA/Aaa) auction rate securities which we have classified as long-term on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. For the quarter ended October 25, 2008, we determined the unrealized loss in value of our ARS to be not other-than-temporary and accordingly recorded $6.8 million as a component of “accumulated other comprehensive loss”. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. We believe that the working capital available will be sufficient to meet our cash requirements for at least the next 12 months.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market which is currently limited.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Recent economic conditions may adversely affect our business, including as a result of the potential impact on the apparel industry, our customer and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent or future developments in the U.S. and global economies may lead to a reduction in consumer overall spending, which could have an adverse impact on sales.

Tightening of the credit markets and recent or future turmoil in the financial markets could also increase the cost of capital, make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. At October 25, 2008 substantially all of our cash was invested in money market funds. These money market funds invest entirely in US Treasury Securities.

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

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2008 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, marketable securities, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation.  We continue to monitor our accounting policies to ensure proper application. Other than the adoption of SFAS No. 157, Fair Value Measurements, which is described in Note 4 of our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, we have made no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

Recent Accounting Pronouncements

See Note 2 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 26, 2008, except as described below. Our market risk profile as of July 26, 2008 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2008 Annual Report on Form 10-K.

Subsequent to October 25, 2008, we successfully liquidated at par value $2.9 million of our $61.7 million outstanding auction rate securities. The remaining ARS balance of $58.8 million are investments in highly-rated (AAA/Aaa) auction rate securities which we have classified as long-term on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. For the quarter ended October 25, 2008, we determined the unrealized loss in value of our ARS to be not other-than-temporary and accordingly recorded $6.8 million as a component of “accumulated other comprehensive loss”. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet its cash requirements for at least the next 12 months. In November, 2008, we accepted a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to us prior to February 13, 2008. Under the terms of the settlement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 25, 2008, the Company held approximately $7.2 million, at par value, of eligible ARS with UBS.

Currently, we are in the process of determining the impact of other settlement offers related to our long-term auction rate securities from a variety of our investment providers which would enable us to receive our investments at par based on different terms.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Note 3 of our Condensed Consolidated Financial Statements for further information regarding our investments in ARS.

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of October 25, 2008 due to material weaknesses in financial reporting as described in the Company’s Annual Report on Form 10-K/A for the period ended July 26, 2008.

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have implemented, or plan to implement, certain measures to remediate the material weakness relating to the Company’s income tax accounting identified in the Company’s 2008 Annual Report on Form 10-K/A.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented or is in the process of implementing the following measures:

•	We filled the remaining open positions in the tax department with professionals trained and experienced in income taxes.
•	Improved documentation and instituted more formalized review of tax positions, with senior management and external advisors, to ensure proper evaluation and accounting treatment of complex tax issues;
•	Continue to evaluate and, if necessary, supplement the resources provided by our external advisors;

We believe that these remediation actions represent ongoing improvement measures.  Furthermore, while we have taken steps to remediate the material weakness, these steps may not be adequate to fully remediate this weakness, and additional measures may be required.   The effectiveness of our remediation efforts will not be known until we can test those controls in connection with the management evaluation of internal controls over financial reporting that we will perform as of July 25, 2009.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material pending legal proceedings. We are subject to ordinary routine litigation incidental to the business.

Item 1A – RISK FACTORS

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2008. Except as set forth below, there have been no material changes during the quarter ended October 25, 2008, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 26, 2008.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including as a result of the potential impact on the apparel industry, our customer and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1), (2)
Quarter Ended October 25, 2008

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

July 27, 2008 through August 23, 2008	-	-	-	12,224,939

August 24, 2008 through September 27, 2008	-	-	-	12,224,939

September 28, 2008 through October 25, 2008	421,000	$8.65	421,000	11,779,998

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007. Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The 2007 Program has no expiration date. As of October 25, 2008, the remaining authorized amount for stock repurchases under the 2007 Program was $96.4 million.

(2)	Based on the closing price of $8.18 at October 24, 2008.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of fiscal 2009, no matters were submitted to a vote of security holders.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: December 4, 2008	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 4, 2008	BY: /s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)