Form 10-Q
period 2009-01-24
DRESS BARN INC
filed 2009-03-04
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2009	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

The Registrant had 60,018,421 shares of common stock outstanding as of February 23, 2009.

THE DRESS BARN, INC
FORM 10-Q
QUARTER ENDED JANUARY 24, 2009
TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION
Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share and per share data

	January 24, 2009	July 26, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$164,548	$127,226
Short term investment securities	96,230	92,697
Merchandise inventories	159,199	186,983
Current portion of deferred income tax assets	9,030	—
Prepaid expenses and other current assets	28,014	24,882
Total Current Assets	457,021	431,788
Property and equipment, net	270,223	274,279
Other intangible assets, net	107,340	107,802
Goodwill	131,318	130,656
Long term investment securities	42,033	58,404
Other assets	18,779	21,530
TOTAL ASSETS	$1,026,714	$1,024,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$102,784	$121,084
Accrued salaries, wages and related expenses	28,136	27,934
Other accrued expenses	43,119	50,970
Customer credits	18,564	14,822
Current portion of deferred income tax liabilities	—	401
Current portion of long-term debt	1,312	1,277
Convertible senior notes	—	115,000
Total Current Liabilities	193,915	331,488
Long-term debt	141,756	27,263
Deferred rent and lease incentives	63,977	62,003
Deferred compensation and other long-term liabilities	42,177	44,391
Deferred income tax liabilities	14,786	3,232
Total Liabilities	456,611	468,377

Commitments and Contingencies
Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	—	—
Common stock: par value $0.05 per share, Authorized 165,000,000 shares
Issued- 60,017,071 and 60,359,617 shares, respectively Outstanding- 60,017,071 and 60,359,617 shares, respectively	3,001	3,018
Additional paid-in capital	120,366	115,476
Retained earnings	455,413	440,627
Accumulated other comprehensive loss	(8,677)	(3,039)
Total Shareholders’ Equity	570,103	556,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,026,714	$1,024,459
See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Amounts in thousands, except per share data

	Thirteen Weeks Ended
	January 24, 2009	January 26, 2008

Net sales	$343,201	$345,568
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	230,516	223,832
Selling, general and administrative expenses	102,987	101,465
Depreciation and amortization	12,111	11,761
Operating (loss) income	(2,413)	8,510

Interest income	1,422	2,181
Interest expense	(1,186)	(1,202)
Other income	452	454
(Loss) earnings before provision for income taxes	(1,725)	9,943

(Benefit) provision for income taxes	(657)	2,529

Net (loss) earnings	$(1,068)	$7,414

(Loss) earnings per share:
Basic	$(0.02)	$0.12
Diluted	$(0.02)	$0.12

Weighted average shares outstanding:
Basic	59,880	60,009
Diluted	59,880	63,252

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
Amounts in thousands, except per share data

	Twenty-Six Weeks Ended
	January 24, 2009	January 26, 2008

Net sales	$719,599	$709,292
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	459,714	448,047
Selling, general and administrative expenses	205,675	198,200
Depreciation and amortization	24,315	23,342
Operating income	29,895	39,703

Interest income	3,424	3,722
Interest expense	(2,412)	(2,417)
Other income	905	832
Earnings before provision for income taxes	31,812	41,840

Provision for income taxes	12,396	14,803

Net earnings	$19,416	$27,037

Earnings per share:
Basic	$0.32	$0.45
Diluted	$0.31	$0.42

Weighted average shares outstanding:
Basic	60,117	60,074
Diluted	62,430	64,741

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Twenty-Six Weeks Ended
	January 24, 2009	January 26, 2008

Operating Activities:

Net earnings	$19,416	$27,037

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,315	23,342
Asset impairments and disposals	4,039	2,019
Deferred taxes	3,123	2,227
Deferred rent and other occupancy costs	(2,284)	(2,132)
Share-based compensation expense	3,245	2,962
Restricted stock compensation expense	(113)	563
Excess tax benefits from share-based compensation	(395)	(162)
Amortization of debt issuance costs	190	201
Cash surrender value of life insurance	1,760	570
Gift card breakage	(1,064)	(1,147)
Realized loss on investment securities	390	37
Other	494	63

Changes in assets and liabilities:
Merchandise inventories	28,206	35,841
Prepaid expenses and other current assets	(2,762)	(1,794)
Other assets	236	258
Accounts payable	(18,300)	(42,647)
Accrued salaries, wages and related expenses	202	(5,662)
Other accrued expenses	(3,251)	(3,914)
Customer credits	4,806	6,405
Income taxes payable	—	598
Deferred rent and lease incentives	4,229	5,525
Deferred compensation and other long-term liabilities	(3,158)	(19)
Total adjustments	43,908	23,134

Net cash provided by operating activities	63,324	50,171

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Twenty-Six Weeks Ended
	January 24, 2009	January 26, 2008

Investing Activities:
Cash paid for property and equipment	(27,527)	(27,659)
Purchases of long-term investments	—	(230)
Redemption of available-for-sale investment securities	50,921	195,936
Purchases of available-for-sale investment securities	(45,691)	(198,312)
Investment in life insurance policies	(177)	(2,108)
Net cash used in investing activities	(22,474)	(32,373)

Financing Activities:
Repayments of long-term debt	(639)	(597)
Purchase of treasury stock	(4,657)	(40,179)
Proceeds from employee stock purchase plan purchases	121	143
Excess tax benefits from share-based compensation	395	162
Proceeds from stock options exercised	1,252	419
Net cash used in financing activities	(3,528)	(40,052)

Net increase (decrease) in cash and cash equivalents	37,322	(22,254)
Cash and cash equivalents - beginning of period	127,226	67,133
Cash and cash equivalents - end of period	$164,548	$44,879

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$10,251	$13,853
Cash paid for interest	$2,191	$2,224
Accrual for capital expenditures	$2,865	$3,177

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

Cost of sales consists of all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to our distribution centers and corporate headquarters in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.  Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our condensed consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (FSP 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 4 for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 27, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the six months ended January 24, 2009, except for a put option related to our auction rate securities that was recorded in conjunction with a settlement agreement with one of our investment firms, as more fully described in Note 4.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.  Investment Securities

The following is a summary of our investment securities as of January 24, 2009 and July 26, 2008:
(Amounts in thousands)	January 24, 2009		July 26, 2008
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short term:
Municipal bonds	$96,230	$95,361	$92,642	$92,365
Auction rate securities	—	—	55	55

Total short term Investment Securities	96,230	95,361	92,697	92,420

Available-for-sale securities long term:
Auction rate securities	36,134	45,680	58,404	61,720

Trading securities long term:
Auction rate securities	5,899	5,899	—	—

Total long term Investment Securities	42,033	51,579	58,404	61,720

Total Investment Securities	$138,263	$146,940	$151,101	$154,140

Our available-for-sale investment securities are comprised of municipal bonds and auction rate securities.  The primary objective of our short term investments securities is to preserve our capital for the purpose of funding operations.  We do not enter into short term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.  Auction rate securities (“ARS”) are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period.  Our auction rate securities are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  The cost of securities sold is based on the specific identification method.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS. We classify our net $36.1 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We determined that the $9.5 million valuation adjustment for the quarter ended January 24, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in the future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $1.1 million pre-tax, and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $1.3 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in a $0.2 million net realized loss to our condensed consolidated statements of operations for the three and six month periods ended January 24, 2009. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”), and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine if the classification of the impairment is “other-than-temporary”.  An other-than-temporary impairment charge results in a realized loss being recorded in the statements of operations.  Otherwise, the unrealized loss is recorded as a component of other comprehensive (loss) income in shareholders’ equity.  Such an unrealized loss does not affect net income for the applicable accounting period.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

We periodically review our investment portfolio to determine if there is an impairment that is other-than-temporary, and to date have not experienced any impairment in our investments that were other-than-temporary with the exception of the UBS ARS described above.  In evaluating whether the individual investments in the investment portfolio are not other-than-temporarily impaired, we considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities.

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

As of January 24, 2009, our financial assets utilizing Level 1 are our short term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.  We did not have any financial assets utilizing Level 2 inputs.  Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of securities collateralized primarily by student loans, and a related put option (see Note 3 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below provides our disclosure of all financial assets and liabilities as of January 24, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with SFAS No. 159 following the requirements of SFAS No. 157.

Fair Value Measurements as of January 24, 2009
(Amounts in thousands)

Description	Level 1	Level 2	Level 3		Assets at Fair Market Value
Available-for-sale securities	$96,230	$—		$36,134	$132,364
Trading securities	—	—		5,899	5,899
Subtotal investment securities	96,230	—		42,033	138,263

Put option	—	—		1,086	1,086

Total	$96,230	$—	$	$ 43,119	$139,349

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Period ended January 24, 2009

Balance at beginning of period, July 27, 2008	$58,459
Transfers in and/or (out) of Level 3	—
Total losses realized included in earnings *	(1,251)
Recognition of Put Option *	1,086
Change in temporary valuation adjustment included in other comprehensive loss	(6,230)
Redemptions at par	(8,945)
Balance as of January 24, 2009	$43,119

*   Recording of Settlement Agreement.  See Note 3 for further detail.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment

Property and equipment consisted of the following:
(Amounts in thousands)	January 24, 2009	July 26, 2008

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,507	53,332
Leasehold Improvements	167,653	163,216
Fixtures and Equipment	211,760	203,782
Information Technology	83,873	80,715
Construction in Progress	17,949	18,429
	540,873	525,605
Less accumulated depreciation	(270,650)	(251,326)

Property and equipment, net	$270,223	$274,279

We continuously evaluate the recoverability of our long-lived assets. As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $ 2.4 million during the thirteen weeks ended January 24, 2009 and $4.0 million during the twenty-six weeks ended January 24, 2009 in our condensed consolidated statements of operations.

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

We have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005. During the six months ended January 24, 2009, we experienced a decline in our market capitalization. We consider market capitalization as one of a number of factors in our evaluation of recoverability of goodwill. We considered and evaluated the decline in market capitalization as well as the other factors, including the projected future cash flows. We concluded that our goodwill balance of $131.3 million at January 24, 2009 continues to be recoverable. As part of our ongoing monitoring efforts we will continue to consider the uncertainty surrounding the current global economic environment and volatility in the stock market as well as our stock price and our estimate of projected future cash flows in assessing goodwill recoverability.

Current and future economic conditions may adversely impact maurices’ ability to attract new customers, retain existing customers, maintain sales volumes, and maintain margins. These events could materially reduce maurices’ profitability and cash flow which could, in turn, lead to an impairment of maurices’ goodwill. Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ customer relationships, trade names and proprietary technology could be impaired or subject to accelerated amortization.

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

Other intangible assets were comprised of the following:
(Amounts in thousands)

		January 24,	July 26,
Description	Expected Life	2009	2008
Customer Relationship	7 years	$2,200	$2,200
Proprietary Technology	5 years	3,298	3,298
Trade Names	Indefinite	106,000	106,000
Total intangible assets		111,498	111,498

Less accumulated amortization		(4,158)	(3,696)

Intangible assets, net		$107,340	$107,802

Based on our customer relationship and proprietary technology balances as of January 24, 2009, we expect the related amortization expense for the remainder of fiscal 2009 to be approximately $0.4 million and the three succeeding fiscal years to be approximately $0.5 million in 2010, $0.3 million in 2011 and $0.1 million in 2012.

7.  Debt

Our 2.5% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.  Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods.  Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value.  On January 23, 2009, the market value of the Convertible Senior Notes was $107.2 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of January 26, 2009 and continuing through April 24, 2009, the holders of the Convertible Senior Notes may not convert their notes, as described above, because our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter or following a request by a holder the trading price per $1,000 principal amount of the Convertible Senior Notes is less than 98% of the conversion rate multiplied by the last reported sales price of the common stock during each day of any five consecutive trading day period. Accordingly, the Convertible Senior Notes were classified as a non-current liability as of January 24, 2009 because the market-based conversion provisions were not met as of that date.  The Convertible Senior Notes were classified as a current liability as of July 26, 2008 because the market-based conversion provisions were met as of that date.   If our common stock maintains a closing price above $12.61 per share for the required time period during certain subsequent periods, the convertible senior notes would be available for immediate conversion and would be reclassified as a current liability.

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our Credit Agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million.  The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions.  Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%.  The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio.  The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the credit agreement.  As of January 24, 2009, $68 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $32 million of outstanding trade and standby letters of credit at January 24, 2009.  Our letter of credit exposure peaked at approximately $45 million due to normal business activity during our first quarter of fiscal 2009.

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

Debt consists of the following:
(Amounts in thousands)	January 24, 2009	July 26, 2008

Dunnigan Mortgage	$27,910	$28,540
Convertible Senior Notes	115,000	115,000
Other	158	—
	$143,068	$143,540

Less: current portion	(1,312)	(116,277)
Total long-term debt	$141,756	$27,263

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on July 29, 2007.  As of January 24, 2009, our gross unrecognized tax benefits were $19.0 million, including accrued interest and penalties of $4.5 million.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate is $13.0 million.   There has been no material change in our gross unrecognized tax benefits during the six month period ended January 24, 2009.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Federal periods that remain subject to examination include fiscal 2005 to fiscal 2007 and state jurisdictions that remain subject to examination range from fiscal 2001 to 2007, with few exceptions. Our federal tax return for the fiscal period ended July 29, 2006 is currently under examination.  During the six month period ended January 24, 2009, there has been no material change in the amount of total gross unrecognized tax benefits that are reasonably possible to reverse in the next twelve months.

9.  Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either incentive stock options (ISO’s) or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant.  As of January 24, 2009 there were approximately 4.1 million shares under the 2001 plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  During the thirteen weeks ended January 24, 2009 and January 26, 2008, we recognized a total of approximately $1.7 million in share-based compensation expense. During the twenty-six weeks ended January 24, 2009 and January 26, 2008, we recognized a total of approximately $3.2 million in share-based compensation expense. As of January 24, 2009, there was $19.3 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years.  The total intrinsic value of options exercised during the thirteen weeks ended January 24, 2009 was approximately $1.4 million and during the twenty-six weeks ended January 24, 2009 was approximately $1.5 million.

Following is a summary of the changes in stock options outstanding during the twenty-six weeks ended January 24, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 26, 2008	5,850,968	$11.05	6.2
Granted	1,799,605	14.98
Forfeited or expired	(36,750)	16.20
Exercised	(175,800)	7.12
Options outstanding at January 24, 2009	7,438,023	$12.07	6.7	$5,940.0
Vested and exercisable at January 24, 2009	3,833,376	$9.49	4.9	$5,868.3
Vested and expected to vest at January 24, 2009	7,038,433	$12.76	6.5	$5,932.5

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years.  As of January 24, 2009, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years.  The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the thirteen weeks ended January 24, 2009 was $0.1 million and $0.2 million during the twenty-six weeks ended January 24, 2009.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of January 24, 2009, there was $0.2 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the thirteen weeks ended January 24, 2009 and the thirteen weeks ended January 26, 2008, we recognized a total of $1.0 million and $0.1 million of compensation expense relating to certain existing LTIP valuation periods.  During the twenty-six weeks ended January 24, 2009 and the twenty-six weeks ended January 26, 2008, we recognized a total of ($0.4) million and $0.3 million of compensation expense relating to certain existing LTIP valuation periods.

Following is a summary of the changes in the shares of restricted stock, including the LTIP, outstanding during the thirteen weeks ended January 24, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 26, 2008	140,524	$16.12
Granted	19,500	15.01
Vested	(49,043)	14.29
Forfeited	(3,000)	14.39
Restricted stock awards at January 24, 2009	107,981	$16.80

For the thirteen weeks ended January 24, 2009 and January 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.0 million and $0.4 million, respectively.  For the twenty-six weeks ended January 24, 2009 and January 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.4 million and $0.2 million, respectively.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	January 24, 2009	January 26, 2008

Weighted average risk-free interest rate	2.6%	4.2%

Weighted average expected life (years)	4.9	4.8
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	40.5%	39.5%
Expected dividend yield	0%	0%

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.  Comprehensive (Loss) Income

Comprehensive (loss) income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), and includes our net earnings and unrealized gains and losses on available-for-sale investment securities.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity.  See Note 3 for additional information.  Comprehensive (loss)  income for all periods presented is comprised of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008

Net (loss) earnings	$(1,068)	$7,414	$19,416	$27,037
Unrealized (loss) gain on investment securities, net of taxes	(1,877)	434	(5,638)	556
Other Comprehensive (loss) income	$(2,945)	$7,848	$13,778	$27,593

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

During the thirteen weeks ended January 24, 2009, we purchased 125,000 shares at an aggregate purchase price of approximately $1.0 million under the 2007 Stock Repurchase Program.  The total purchases for the twenty-six weeks ended January 24, 2009 were 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

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

	Thirteen Weeks		Twenty-Six Weeks
(Amounts in thousands)	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008

Weighted average number of common shares outstanding – basic	59,880	60,009	60,117	60,074

Net effect of dilutive common share equivalents that include stock options and convertible securities based on the treasury stock method using the average market price	—	3,243	2,313	4,667

Weighted average number of common shares outstanding – diluted	59,880	63,252	62,430	64,741

Anti-dilutive common stock equivalents	9,505	3,410	4,986	1,186

The Convertible Senior Notes were dilutive to earnings per share for the twenty-six weeks ending January 24, 2009 and were dilutive for both the thirteen and twenty-six week periods ending January 26, 2008, as a result of our average stock price being greater than the conversion price of the Convertible Senior Notes.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”), the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 1.2 million shares for the twenty-six weeks ended January 24, 2009 and approximately 3.3 million shares for the twenty-six weeks ended January 26, 2008.  For the thirteen weeks ended January 24, 2009 there were 2.1 million shares which were anti-dilutive to the earnings per share and for the thirteen weeks ended January 26, 2008 there were approximately 2.1 million shares which were dilutive to earnings per share.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.  Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand.  Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in millions)	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net sales
dressbarn and dressbarn woman brands	$196.5	$204.1	$429.4	$432.2
maurices brand	146.7	141.5	290.2	277.1
Consolidated net sales	$343.2	$345.6	$719.6	$709.3

Operating income
dressbarn and dressbarn woman brands	$(11.8)	$(4.4)	$6.4	$7.8
maurices brand	9.4	12.9	23.5	31.9
Consolidated operating (loss) income	(2.4)	8.5	29.9	39.7
Interest income	1.4	2.2	3.4	3.7
Interest expense	(1.2)	(1.2)	(2.4)	(2.4)
Other income	0.5	0.4	0.9	0.8
(Loss) earnings before provision for income taxes	$(1.7)	$9.9	$31.8	$41.8

Depreciation and amortization
dressbarn and dressbarn woman brands	$6.9	$6.9	$14.0	$13.6
maurices brand	5.2	4.9	10.3	9.7
Consolidated depreciation and amortization	$12.1	$11.8	$24.3	$23.3

Cash paid for capital expenditures
dressbarn and dressbarn woman brands	$3.9	$7.4	$12.9	$15.0
maurices brand	5.4	5.6	14.6	12.7
Consolidated capital expenditures	$9.3	$13.0	$27.5	$27.7

(Amounts in millions)	January 24, 2009	July 26, 2008
Total assets
dressbarn and dressbarn woman brands	$867.4	$850.0
maurices brand	159.3	174.5
Total assets	$1,026.7	$1,024.5

Merchandise inventories
dressbarn and dressbarn woman brands	$105.8	$117.9
maurices brand	53.4	69.1
Total merchandise inventories	$159.2	$187.0

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 26, 2008. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to future events and financial performance. Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements.

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

We expect the macroeconomic environment will remain challenging for the foreseeable future which has negatively impacted the dressbarn and maurices customer confidence and discretionary spending. We have remained focused on managing effectively the fundamentals that we control, including closely managing inventory levels, tightening control over expenses and continually evaluating our planned capital expenditures. We continue to further our strategic initiatives to position our Company for stronger operating performance when economic conditions become more favorable.

The following is a summary of highlights from the second quarter and twenty-six weeks of our fiscal 2009 and recent developments:

During the thirteen weeks of fiscal 2009 which ended January 24, 2009 (the “second quarter”), net sales were $343.2 million, a decrease of 0.7% from $345.6 million for the thirteen weeks ended January 26, 2008 (the “prior quarter”). Our comparable same store sales decreased 4.4% during the same period (dressbarn decreased 5.7% and maurices decreased 2.4%). During the second quarter, we opened two dressbarn brand Combo stores and five maurices stores. There were nine closings of dressbarn brand locations and no closings of maurices stores during the second quarter.

During the second quarter, we used aggressive promotions to drive customer traffic and reduce inventory levels. This negatively impacted our merchandise margins; however, as of January 24, 2009, our level of clearance inventory is now well below last year. As a result, we had a net loss for the second quarter of $1.1 million compared to net earnings of $7.4 million for the prior quarter. The diluted loss per share for the second quarter was $0.02 versus diluted earnings per share of $0.12 for the prior quarter.

During the twenty-six weeks of fiscal 2009 which ended January 24, 2009 (the “six months”), net sales were $719.6 million, an increase of 1.5% from $709.3 million for the twenty-six weeks ended January 26, 2008 (the “prior period”). Our comparable same store sales decreased 2.5% during the same period (dressbarn and maurices both decreased 2.5%). During the six months, we opened 20 dressbarn brand Combo stores and 20 maurices stores. There were 12 closings of dressbarn brand locations and no closings of maurices stores during the six months. Our total store square footage at the end of the second quarter increased approximately 5.1% from the end of the prior quarter and for the six months increased approximately 5.1% from the end of the prior period.

Net earnings for the twenty-six weeks decreased to $19.4 million from $27.0 million for the prior period. Diluted earnings per share for the twenty-six weeks were $0.31 versus $0.42 per share for the prior period.

During the thirteen weeks ended January 24, 2009, we purchased 125,000 shares at an aggregate purchase price of approximately $1.0 million under the 2007 Stock Repurchase Program. The total purchases for the twenty-six weeks ended January 24, 2009 were 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

As of January 26, 2009 and continuing through April 24, 2009, the holders of the Convertible Senior Notes may not convert their notes because our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter. As such, the Convertible Senior Notes were classified as a long term liability as of January 26, 2009 because the market-based conversion provisions were not met as of that date. The Convertible Senior Notes were classified as a current liability as of July 26, 2008 because the market-based conversion provisions were met as of that date.

On November 5, 2008, we entered into a second amendment to our Credit Agreement. This amends the Credit Agreement by allowing investments in unconsolidated entities that do not constitute subsidiaries, in an aggregate amount not to exceed $35 million and repurchases of shares of our common stock pursuant to our stock buyback program, in an aggregate amount not to exceed $100 million in any fiscal year. The amendment also limits standby letter of credit exposure to $15 million.

In November 2008, we accepted a settlement offer (the “Settlement Agreement”) whereby UBS agreed to purchase auction rate securities it sold to us (the “UBS ARS”). Under the terms of the Settlement Agreement, at our option, UBS will purchase the UBS ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of UBS ARS until June 30, 2010. We held approximately $7.2 million, at par value, of UBS ARS as of November, 2008. In conjunction with the execution of the Settlement Agreement, we reclassified the related auction rate securities from available-for-sale to trading investment securities recognizing an other-than-temporary impairment loss of $1.3 million and at the same time we recorded income for a put option in the amount of $1.1 million. The net $0.2 million loss was recognized in our condensed consolidated statements of operations for the three and six month periods ended January 24, 2009.

Our shareholders approved an increase of authorized shares from 75,000,000 to 165,000,000 at our Annual Meeting of Shareholders which occurred during the second quarter of our fiscal 2009.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 24,	January 26,	January 24,	January 26,
	2009	2008	2009	2008

Net sales growth vs. prior year	(0.7)%	1.6%	1.5%	1.5%
dressbarn comparable store sales	(5.7)%	(6.8)%	(2.5)%	(7.5)%
maurices comparable store sales	(2.4)%	1.9%	(2.5)%	4.6%
Total comparable store sales growth	(4.4)%	(3.5)%	(2.5)%	(3.3)%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	67.2%	64.8%	63.9%	63.2%
SG&A as a percentage of sales	30.0%	29.4%	28.6%	27.9%
Square footage growth vs. prior year	5.1%	5.6%	5.1%	5.7%

Total store count	1,531	1,457	1,531	1,457

Capital expenditures (in millions)	$9.3	$13.0	$27.5	$27.7
Diluted (loss) earnings per share	$(0.02)	$0.12	$0.31	$0.42

We consider comparable store sales to be one of the most important indicators of our current performance. Comparable store sales results are important in leveraging our costs, including store payroll, store supplies, occupancy costs, fixed overhead and selling, general and administrative costs. Positive comparable store sales contribute to greater leveraging of costs and negative comparable store sales contribute to the de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales, cash and working capital. We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). If a single-format dressbarn store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales. The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions. Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation, and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of operations.

We expect to continue our strategy of opening new stores while closing underperforming locations. Our store expansion strategy is to focus on both expanding our major trading markets and developing and expanding into new domestic markets. We plan to continue our planned store openings using cash flow from operations.  We currently plan to open approximately 10 dressbarn and 35 maurices stores and close approximately 10 dressbarn and 5 maurices stores during the remainder of our fiscal year ending July 25, 2009 (“Fiscal 2009”).

Results of Operations

Net sales:
(Amounts in millions, except for % amounts)	January 24, 2009	% of Sales	January 26, 2008	% of Sales	% Change

dressbarn and dressbarn woman brands	$196.5	57.3%	$204.1	59.1%	(3.7)%
maurices brand	146.7	42.7%	141.5	40.9%	3.7%
Consolidated thirteen weeks ended net sales	$343.2		$345.6		(0.7)%

dressbarn and dressbarn woman brands	$429.4	59.7%	$432.2	60.9%	(0.6)%
maurices brand	290.2	40.3%	277.1	39.1%	4.7%
Consolidated twenty-six weeks ended net sales	$719.6		$709.3		1.5%

Net sales for the second quarter decreased by 0.7% to $343.2 million from $345.6 million for the prior quarter.  The net sales decrease for the second quarter was related to our consolidated comparable store sales decrease of 4.4% (dressbarn decreased 5.7% and maurices decreased 2.4%) partially offset by the 5.1% increase in store square footage due to net new store openings. The dressbarn brands’ total sales transactions decreased 4.8%, average unit retail increased 2.7%, primarily due to lower markdowns, and units per transaction decreased 2.1%.  This netted to a 0.6% increase in average dollar sale.  maurices sales for the second quarter were $146.7 million as compared with $141.5 million in the prior quarter primarily driven by new store growth offset by the comparable store sales decrease of 2.4%.  maurices brands’ total sales transactions decreased 0.9% on lower traffic offset by higher conversion, average unit retail decreased 2.9%, primarily due to higher markdowns, and units per transaction increased 1.4% for a net decrease of approximately 1.6% in average dollar sale.

Net sales for the first six months increased by 1.5% to $719.6 million from $709.3 million for the prior period.  The net sales increase for the six months was related to the 5.1% increase in store square footage due to net new store openings partially offset by our consolidated comparable store sales decrease of 2.5% (both dressbarn and maurices decreased 2.5%).  The dressbarn brands’ total sales transactions decreased 2.6%, average unit retail increased 2.4% and units per transaction decreased 0.8%. This netted to a 1.6% increase in average dollar sale.  maurices sales for the first six months were $290.2 million as compared with $277.1 million in the prior period primarily driven by new store growth offset by the comparable store sales decrease of 2.5%.  maurices brands’ total sales transactions decreased 2.2% on lower traffic offset by higher conversion, average unit retail decreased 1.1%, primarily due to higher markdowns, and units per transaction increased 0.9% for a net decrease of approximately 0.2% in average dollar sale.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change

Thirteen weeks ended	$230.5	$223.8	$6.7	3.0%
As a percentage of sales	67.2%	64.8%

Twenty-six weeks ended	$459.7	$448.0	$11.7	2.6%
As a percentage of sales	63.9%	63.2%

Cost of sales for the second quarter increased 240 basis points as a percent of sales to 67.2% from 64.8% as compared to the prior quarter.  For the dressbarn brands, cost of sales, including buying and occupancy costs, excluding depreciation (“cost of sales”) was 69.8% of net sales, an increase of 270 basis points for the second quarter as compared to the prior quarter, primarily due to lower initial markon and occupancy cost de-leveraging.  For the maurices brand, cost of sales was 63.7% of net sales, an increase of 230 basis points for the second quarter as compared to the prior quarter, primarily the result of higher markdowns and occupancy cost de-leveraging due to the decrease in comparable store sales.

Cost of sales for the first six months increased 70 basis points as a percent of sales to 63.9% from 63.2% as compared to the prior period.  For the dressbarn brands, cost of sales was 65.4% of net sales, a decrease of 10 basis points for the period as compared to the prior period, primarily due to lower initial markon.  For the maurices brand, cost of sales was 61.7% of net sales, an increase of 210 basis points for the first six months as compared to the prior period, primarily the result of higher markdowns and occupancy cost de-leveraging due to the decrease in comparable store sales.

SG&A expenses:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change

Thirteen weeks ended	$103.0	$101.5	$1.5	1.5%
As a percentage of sales	30.0%	29.4%

Twenty-six weeks ended	$205.7	$198.2	$7.5	3.8%
As a percentage of sales	28.6%	27.9%

SG&A expenses for the second quarter increased 60 basis points to 30.0% from 29.4% for the prior quarter.  For the dressbarn brands, SG&A increased 100 basis points to 32.7% versus 31.7% as compared to the prior quarter.  The increase was due primarily to the de-leveraging of store operating expenses due to the comparable store sales decrease partially offset by a decrease in medical costs and a reduction of marketing expenditures.  maurices SG&A expenses were 26.4% of sales for the second quarter versus 26.0% as compared to the prior quarter.  This increase was attributable to the de-leveraging of store operating costs due to the comparable store sales decrease and increased medical costs and store utilities partially offset by a decrease in marketing expenditures.

SG&A expenses for the first six months increased 70 basis points to 28.6% from 27.9% as compared to the prior period.  For the dressbarn brands, SG&A increased 30 basis points to 29.9% versus 29.6% as compared to the prior period.  The increase was due primarily to the de-leveraging of store operating expenses in relation to the comparable store sales decrease partially offset by a decrease in benefit costs.  maurices SG&A expenses were 26.7% of sales for the first six months versus 25.4% as compared to the prior period.  This increase was attributable to the de-leveraging of store operating costs due to the comparable store sales decrease, increased benefit costs and increased marketing and store utility expenditures.

Depreciation and amortization:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$12.1	$11.8	$0.3	2.5%
As a percentage of sales	3.5%	3.4%

Twenty-six weeks ended	$24.3	$23.3	$1.0	4.3%
As a percentage of sales	3.4%	3.3%

Depreciation expense for the thirteen weeks and twenty-six weeks ended January 24, 2009 remained consistent to the prior comparable periods.

Operating (loss) income:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change		% Change
Thirteen weeks ended	$(2.4)	$8.5		$(10.9)	(128.2)%
As a percentage of sales	(0.7)%	2.5%

Twenty-six weeks ended	$29.9	$39.7	$	(9.8)	(24.7)%
As a percentage of sales	4.2%	5.6%

As a result of the above operating results, the operating loss as a percent of net sales was 0.7% for the current quarter compared to operating income of 2.5% for the prior quarter.  For the dressbarn brands, the operating loss as a percent of sales increased to 6.0% versus a 2.2% operating loss for the prior quarter.  For the maurices brand, operating income as a percent of sales decreased to 6.4% versus operating income of 9.2% for the prior quarter.

As a result of the above operating results, operating income as a percent of net sales was 4.2% for the first six months and 5.6% for the prior period last year.  For the dressbarn brands, operating income as a percent of sales decreased to 1.5% versus 1.8% for the prior period.  For the maurices brand, operating income as a percent of sales decreased to 8.1% versus 11.5% for the prior period.

Interest income:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$1.4	$2.2	$(0.8)	(36.4)%
As a percentage of sales	0.4%	0.6%

Twenty-six weeks ended	$3.4	$3.7	$(0.3)	(8.1)%
As a percentage of sales	0.5%	0.5%

The decrease in interest income is primarily from our investment securities having lower interest rate yields as compared to the same periods last year, driven by our move into lower risk and lower yield securities.

Interest expense:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$(1.2)	$(1.2)	$—	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Twenty-six weeks ended	$(2.4)	$(2.4)	$—	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Interest expense for the thirteen weeks and twenty-six weeks ended January 24, 2009 remained consistent to the prior comparable periods.

Other Income:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$0.5	$0.5	$—	0.0%
As a percentage of sales	0.1%	0.1%

Twenty-six weeks ended	$0.9	$0.8	$0.1	12.5%
As a percentage of sales	0.1%	0.1%

The majority of other income represents rental income from two unaffiliated tenants currently occupying space in our facility in Suffern, New York.  The rental square footage is 100% leased through 2012.  The remainder represents maurices’ sublease revenue.

Income Tax (Benefit) Expense:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$(0.7)	$2.5	$(3.2)	(128.0)%
As a percentage of sales	(0.2)%	0.7%

Twenty-six weeks ended	$12.4	$14.8	$(2.4)	(16.2)%
As a percentage of sales	1.7%	2.1%

The effective tax rate is approximately 38.1% for the second quarter compared to 25.4% for the prior quarter. The effective tax rate is approximately 39.0% for the twenty-six weeks compared to 35.4% for the prior year.  The year-over-year tax expense increase primarily reflects the impact of a tax benefit in the prior six month period of $1.9 million resulting from  the reversal of uncertain tax positions following a state administrative ruling that reduced our potential exposure for taxes and interest in that state.  We currently project an effective tax rate for the remainder of Fiscal 2009 of approximately 38.4%, which includes interest on our existing uncertain tax positions.

Net (loss) earnings:

(Amounts in millions, except for % amounts)	January 24, 2009	January 26, 2008	$ Change	% Change
Thirteen weeks ended	$(1.1)	$7.4	$(8.5)	(114.9)%
As a percentage of sales	(0.3)%	2.1%

Twenty-six weeks ended	$19.4	$27.0	$(7.6)	(28.1)%
As a percentage of sales	2.7%	3.8%

As a result of the above operating results, the net loss for the second quarter was $0.02 per diluted share, compared to net earnings of $0.12 per diluted share in the prior quarter. Net earnings for the twenty-six weeks ended January 24, 2009 decreased to $0.31 per diluted share, compared to $0.42 per diluted share in the prior period.

 Liquidity and Capital Resources

Cash generated from operating activities provide the primary resource to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, inventory, occupancy costs, payroll, and the purchase of short-term investments.  We also have available lines of credit under our revolving credit facility which expires in December 2010 and are primarily used for letters of credit for the importation of merchandise. Our cash in banks generally exceeds the current Federal Deposit Insurance Corporation (FDIC) limits of $250,000. As of January 24, 2009, approximately $159 million in cash and cash equivalents were in excess of the current FDIC limits. Management evaluates the ongoing strength and stability of our banks as changing market conditions warrant review.

Our growth strategy includes expanding existing major trading markets and developing and expanding into new markets. In addition, we periodically consider and evaluate the possibility of acquisitions.  In the event we do pursue an acquisition, we could require additional equity or debt financing which may not be readily available given the current credit market turmoil.  There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At January 24, 2009, we had cash, cash equivalents and current investment securities of $260.8 million as compared to $219.9 million as of July 26, 2008.  The increase in cash, cash equivalents and current investment securities was primarily due to the cash provided by operating activities of $63.3 million offset by treasury stock purchases of $4.7 million and capital expenditures of $27.5 million.

Net cash provided by operations was $63.3 million for the twenty-six weeks compared with $50.2 million during the prior period.  The increase of $13.1 million was primarily driven by the higher level of accounts payable relative to merchandise inventories due to the increased amount of domestic purchases versus the prior year and reduced use of cash for accrued salaries and related expenses due to the reduction of employee incentive payments compared to the prior year. The remainder of the change in cash provided by operating activities was substantially the result of our net earnings during the first six months of fiscal 2009, after adjusting for non-cash charges, including depreciation and amortization expense, asset impairment charges, deferred income taxes, stock-based compensation expense, and various other changes in our other operating assets and liabilities.

Net cash used by investing activities was $22.5 million.  The majority of this amount is related to purchases of $27.5 million related to property and equipment mainly for new store openings and store remodels during the six months. The use of cash was partially offset by our net decrease in sales of investment securities during the twenty-six weeks.

Net cash used by financing activities primarily related to the purchases of treasury stock offset by the exercise of stock options and the related excess tax benefits.

As of January 24, 2009, $68 million was available under a revolving credit for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business.  The $68 million available under the credit facility represents the $100 million from our revolving credit facility less $32 million of outstanding letters of credit at January 24, 2009.  Our letter of credit exposure peaked at approximately $45 million due to normal business activity during the first six months of fiscal 2009.  We also have an option to increase the revolving credit facility by $50 million.

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

The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  We are in compliance with the covenants of the Credit Agreement as of January 24, 2009 and, due to our strong financial condition, anticipate being in compliance for at least the next 12 months. However, if the economy continues to deteriorate it could have a negative effect on our business and compliance with our debt covenants.

In September 2007, our Board of Directors authorized a $100 million share buyback program. Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules.  During the twenty-six weeks ended January 24, 2009, we purchased 546,000 shares under the 2007 Program at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

We believe that our cash, cash equivalents, short-term investments and the cash from operations, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.  These expectations are consistent with our historical practices. However, should our cash from operations decline significantly in the next 12 months we would rely on our current cash balance for liquidity. If this decline continued for a lengthy period of time it may be necessary to fund our operations with any excess availability under our credit facility, increase our revolving credit facility by a maximum of $50 million or limit our discretionary capital expenditures primarily for the opening of new stores or the remodeling of existing stores.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $42.0 million at par value is investments in highly-rated (AAA/Aaa) auction rate securities. We classify the net $36.1 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We determined that the $9.5 million valuation adjustment for the quarter ended January 24, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in the future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our operating requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS agreed to purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS has agreed to purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November, 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $1.1 million pre-tax, and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $1.3 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in a $0.2 million net realized loss to our condensed consolidated statements of operations for the three and six month periods ended January 24, 2009. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.   In addition, we believe that we will not be able to access funds from these securities until future auctions for these ARS are successful, or until we sell the securities in a secondary market. We may have to hold these securities until final maturity in order to redeem them without incurring any losses.   For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Tightening of the credit markets and recent or future turmoil in the financial markets could also increase the cost of capital,  make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities.  Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits.  With the current financial environment and the instability of financial institutions, it is possible that we could experience losses on our deposits. At January 24, 2009 substantially all of our cash was invested in money market funds. Management evaluates the ongoing strength and stability of our banks as changing market conditions warrant by closely monitoring news events.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, marketable securities, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation.  We continue to monitor our accounting policies to ensure proper application.  Other than the adoption of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which are described in Note 4 of our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, we have made no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008.

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

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $42.0 million are investments in highly-rated (AAA/Aaa) auction rate securities. We classify our net $36.1 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. We determined that the $9.5 million valuation adjustment for the quarter ended January 24, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November, 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $1.1 million pre-tax, and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $1.3 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in a $0.2 million net realized loss to our condensed consolidated statements of operations for the three and six month periods ended January 24, 2009. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

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

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of January 24, 2009 due to material weaknesses in financial reporting as described in the Company’s Annual Report on Form 10-K/A for the period ended July 26, 2008.

There was no change in the Company’s internal control over financial reporting as of the end of the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – RISK FACTORS

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2008.  Except as set forth below, there have been no material changes for the quarter ended January 24, 2009, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 26, 2008.

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

As described in Note 6, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005. Current and future economic conditions may adversely impact maurices’ ability to attract new customers, retain existing customers, maintain sales volumes, and maintain margins.  These events could materially reduce maurices’ profitability and cash flow which could, in turn, lead to an impairment of maurices’ goodwill.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ customer relationships, trade names and proprietary technology could be impaired or subject to accelerated amortization.

As described in Note 5, we continuously evaluate the recoverability of our long-lived assets. As economic conditions change we perform tests to evaluate the profitability and cash flow of our individual stores. Based on these evaluations it may be determined that a store’s assets are impaired and, therefore, we record an asset impairment charge.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended January 24, 2009

	Total Number of Shares of Common Stock	Average Price Paid per Share of Common	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or
Period	Purchased	Stock	Programs	Programs (2)

October 26, 2008 through November 22, 2008	125,000	$8.14	125,000	10,724,715

November 23, 2008 through December 27, 2008	—	—	—	10,724,715

December 28, 2008 through January 24, 2009	—	—	—	10,724,715

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The 2007 Program has no expiration date.  As of January 24, 2009, the remaining authorized amount for stock repurchases under the 2007 Program was $95.3 million.

(2)	Based on the closing price of $8.89 at January 23, 2009.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on December 10, 2008.  Holders of an aggregate of 60,535,578 shares of our common stock at the close of business on October 14, 2008 were entitled to vote at the meeting, of which 56,458,977 were present in person or represented by proxy.  At the Annual Meeting, our shareholders voted as follows:

Proposal One. To re-elect three directors each for a three-year term expiring on the date of our 2011 Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld

David R. Jaffe (3 year term, expiring at the 2011 Annual Meeting of Shareholders )	55,104,654	1,354,323

Klaus Eppler (3 year term, expiring at the 2011 Annual Meeting of Shareholders )	54,448,311	2,010,666

Kate Buggeln (3 year term, expiring at the 2011 Annual Meeting of Shareholders )	55,622,523	836,454

David R. Jaffe, Klaus Eppler, and Kate Buggeln were re-elected to serve as directors as noted above. Our directors, whose term of office expires at the 2009 Annual Meeting of Shareholders, are John Usdan and Randy L. Pearce.  Our directors, whose term of office expires at the 2010 Annual Meeting of Shareholders, are Elliot S. Jaffe and Burt Steinberg.  No other persons were nominated, or received votes, for election as directors of The Dress Barn, Inc. at our 2008 Annual Meeting of Stockholders.  There were no broker non-votes with respect to this proposal.

Proposal Two. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 165,000,000.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes

Total Shares Voted	45,570,803	10,794,010	94,150	-

The proposal to amend the Amended and Restated Company’s Certificate of Incorporation was approved.

Proposal Three. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to broaden the indemnification of directors and officers to the fullest extent permitted by applicable law.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes

Total Shares Voted	55,815,869	524,816	118,284	-

The proposal to amend the Amended and Restated Company’s Certificate of Incorporation was approved.

Proposal Four. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes

Total Shares Voted	55,983,201	352,989	122,785	-

The proposal to amend the Amended and Restated Company’s Certificate of Incorporation was approved.

Proposal Five. To approve the engagement of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending July 25, 2009.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non-Votes

Total Shares Voted	56,030,137	317,141	111,697	-

The proposal to approve the engagement of Deloitte & Touche LLP as the Company’s independent auditors was ratified.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: March 4, 2009	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2009	BY: /s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)