Form 10-Q
period 2009-04-25
DRESS BARN INC
filed 2009-05-27
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2009	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had 60,102,599 shares of common stock outstanding as of May 22, 2009.

THE DRESS BARN, INC
FORM 10-Q
QUARTER ENDED APRIL 25, 2009

Part I.  FINANCIAL INFORMATION
Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
Amounts in thousands, except share and per share data
	April 25, 2009	July 26, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$221,115	$127,226
Short term investment securities	96,840	92,697
Merchandise inventories	176,275	186,983
Current portion of deferred income tax assets	9,486	--
Prepaid expenses and other current assets	16,386	24,882
Total Current Assets	520,102	431,788
Property and equipment, net	277,074	274,279
Other intangible assets, net	107,131	107,802
Goodwill	131,368	130,656
Long term investment securities	42,608	58,404
Other assets	17,410	21,530
TOTAL ASSETS	$1,095,693	$1,024,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$$	130,733	$121,084
Accrued salaries, wages and related expenses		30,999	27,934
Other accrued expenses		46,169	50,970
Customer credits		15,815	14,822
Income tax payable		294	--
Current portion of deferred income tax liabilities		--	401
Current portion of long-term debt		1,329	1,277
Convertible senior notes		--	115,000
Total Current Liabilities		225,339	331,488
Long-term debt		141,411	27,263
Deferred rent and lease incentives		66,184	62,003
Deferred compensation and other long-term liabilities		46,236	44,391
Deferred income tax liabilities		19,592	3,232
Total Liabilities		498,762	468,377

Commitments and Contingencies
Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none		--	--
Common stock: par value $0.05 per share, Authorized 165,000,000 shares		3,005	3,018
Issued- 60,092,849 and 60,359,617 shares, respectively Outstanding- 60,092,849 and 60,359,617 shares, respectively
Additional paid-in capital		122,695	115,476
Retained earnings		479,264	440,627
Accumulated other comprehensive loss		(8,033)	(3,039)
Total Shareholders’ Equity		596,931	556,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,095,693	$1,024,459
See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
Amounts in thousands, except per share data

	Thirteen Weeks Ended
	April 25, 2009	April 26, 2008

Net sales	$375,709	$352,570
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	220,642	206,571
Selling, general and administrative expenses	103,057	97,370
Depreciation and amortization	11,715	12,384
Operating income	40,295	36,245

Interest income	1,046	2,269
Interest expense	(1,208)	(1,216)
Other (expense) income	(296)	351
Earnings before provision for income taxes	39,837	37,649

Provision for income taxes	15,986	12,712

Net earnings	$23,851	$24,937

Earnings per share:
Basic	$0.40	$0.41
Diluted	$0.39	$0.39

Weighted average shares outstanding:
Basic	59,927	60,095
Diluted	61,774	63,171

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
Amounts in thousands, except per share data

	Thirty-Nine Weeks Ended
	April 25, 2009	April 26, 2008

Net sales	$1,095,308	$1,061,862
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	680,356	654,618
Selling, general and administrative expenses	308,732	295,570
Depreciation and amortization	36,030	35,726
Operating income	70,190	75,948

Interest income	4,470	5,991
Interest expense	(3,620)	(3,633)
Other income	609	1,183
Earnings before provision for income taxes	71,649	79,489

Provision for income taxes	28,382	27,515

Net earnings	$43,267	$51,974

Earnings per share:
Basic	$0.72	$0.87
Diluted	$0.70	$0.81

Weighted average shares outstanding:
Basic	60,046	60,081
Diluted	62,229	64,265

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands	Thirty-Nine Weeks Ended
	April 25, 2009	April 26, 2008

Operating Activities:

Net earnings	$43,267	$51,974

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	36,030	35,726
Asset impairments and disposals	5,184	2,900
Deferred taxes	10,360	7,975
Deferred rent and other occupancy costs	(3,181)	(3,656)
Share-based compensation expense	4,756	4,159
Restricted stock compensation expense	181	962
Excess tax benefits from share-based compensation	(490)	(226)
Amortization of debt issuance costs	271	284
Cash surrender value of life insurance	1,532	233
Gift card breakage	(1,431)	(1,650)
Other	717	(412)

Changes in assets and liabilities:
Merchandise inventories	11,130	22,004
Prepaid expenses and other current assets	8,961	(767)
Other assets	(71)	317
Accounts payable	9,649	(22,387)
Accrued salaries, wages and related expenses	3,065	(2,372)
Other accrued expenses	(1,972)	575
Customer credits	2,424	3,349
Income taxes payable	294	(4,238)
Deferred rent and lease incentives	7,354	9,144
Deferred compensation and other long-term liabilities	(1,986)	(2,660)
Total adjustments	92,777	49,260

Net cash provided by operating activities	136,044	101,234

See notes to condensed consolidated financial statements (unaudited)

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
Amounts in thousands

	Thirty-Nine Weeks Ended
	April 25, 2009	April 26, 2008

Investing Activities:
Cash paid for property and equipment	(45,258)	(43,677)
Purchases of long-term investments	--	(230)
Redemption of available-for-sale investment securities	78,505	279,461
Purchases of available-for-sale investment securities	(72,630)	(238,915)
Investment in life insurance policies	(177)	(2,108)
Proceeds from insurance settlement	733	--
Net cash used in investing activities	(38,827)	(5,469)

Financing Activities:
Repayments of long-term debt	(967)	(902)
Purchase of treasury stock	(4,657)	(40,179)
Proceeds from employee stock purchase plan purchases	96	212
Excess tax benefits from share-based compensation	490	226
Proceeds from stock options exercised	1,710	1,009
Net cash used in financing activities	(3,328)	(39,634)

Net increase in cash and cash equivalents	93,889	56,131
Cash and cash equivalents - beginning of period	127,226	67,133
Cash and cash equivalents - end of period	$221,115	$123,264

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$10,943	$28,765
Cash paid for interest	$2,562	$2,611
Accrual for capital expenditures	$4,636	$6,479

See notes to condensed consolidated financial statements (unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly-owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (“our 10-K”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 26, 2008 condensed consolidated balance sheets amounts have been derived from audited financial statements included in our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.  Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our condensed consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 4 for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with the first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 27, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the nine months ended April 25, 2009, except for a put option related to our auction rate securities that was recorded in conjunction with a settlement agreement with one of our investment firms, as more fully described in Note 3.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Issued

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141 R-1”), was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied if we consummate an acquisition subsequent to the effective date.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. GAAP.  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (“FSP APB 14-1”).  This FSP requires entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible debt instrument.  This FSP will be effective for our fiscal year 2010. Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments.  When effective, we believe this FSP will be applicable to our 2.5% Convertible Senior Notes.  We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009.  We do not anticipate that adoption in fiscal 2009 will impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  FSP FAS 115-2 and FAS 124-2 will be effective for interim and annual periods ending after June 15, 2009.  We do not anticipate that adoption in fiscal 2009 will impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009.  We do not anticipate that adoption in fiscal 2009 will impact our results of operations, cash flows or financial positions.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.  Investment Securities

The following is a summary of our investment securities as of April 25, 2009 and July 26, 2008:
(Amounts in thousands)	April 25, 2009		July 26, 2008
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short term:
Municipal bonds	$96,840	$96,120	$92,642	$92,365
Auction rate securities	--	--	55	55

Total short term Investment Securities	96,840	96,120	92,697	92,420

Available-for-sale securities long term:
Auction rate securities	35,692	44,445	58,404	61,720

Trading securities long term:
Auction rate securities	6,916	6,916	--	--

Total long term Investment Securities	42,608	51,361	58,404	61,720

Total Investment Securities	$139,448	$147,481	$151,101	$154,140

Our available-for-sale investment securities are comprised of municipal bonds and auction rate securities.  The primary objective of our short term investments securities is to preserve our capital for the purpose of funding operations.  We do not enter into short term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency. Auction rate securities (“ARS”) are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period.  The vast majority of our auction rate securities are  AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  The cost of securities sold is based on the specific identification method.

Disruptions in the credit markets have adversely affected the auction market for ARS. We classify our net $35.7 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets as of April 25, 2009 because of our inability to determine when our investments in ARS would sell. While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We determined that the $8.8 million valuation adjustment for the quarter ended April 25, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our condensed consolidated balance sheets.  The net effect of the initial transaction resulted in an other-than-temporary pre-tax loss of $0.2 million.

At April 25, 2009, the fair value of the auction rate securities and the put option was estimated at $6.9 million and $0.1 million, respectively.  As a result, we recorded a net pre-tax loss of approximately $0.1 million for the nine months ended April 25, 2009.  As of April 25, 2009, we continue to classify our auction rate securities as long-term securities on our condensed consolidated balance sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”), and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine if the classification of the impairment is “other-than-temporary”.  An other-than-temporary impairment charge results in a realized loss being recorded in the statements of operations.  Otherwise, the unrealized loss is recorded as a component of other comprehensive (loss) income in shareholders’ equity.  Such an unrealized loss does not affect net income for the applicable accounting period.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.  Measurement of Fair Value

Effective July 27, 2008, we adopted the required provisions of SFAS No. 157 (as impacted by FSPs), which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).   In determining fair value in accordance with SFAS No. 157, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.   Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

As of April 25, 2009, our financial assets utilizing Level 1 are our short term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.  We did not have any financial assets utilizing Level 2 inputs.  Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of securities collateralized primarily by student loans, and a related put option (see Note 3 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below provides our disclosure of all financial assets and liabilities as of April 25, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The trading securities and put option are carried at fair value in accordance with SFAS No. 159 following the requirements of SFAS No. 157.

Fair Value Measurements as of April 25, 2009
(Amounts in thousands)
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities	$96,840	$--	$35,692	$132,532
Trading securities	--	--	6,916	6,916
Subtotal investment securities	96,840	--	42,608	139,448

Put option	--	--	85	85

Total	$96,840	$--	$42,693	$139,533

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Thirty-Nine Week Period ended April 25, 2009
Balance at beginning of period, July 27, 2008	$58,459
Transfers in and/or (out) of Level 3	--
Realized loss included in earnings *	(149)
Change in temporary valuation adjustment included in other comprehensive loss	(5,437)
Redemptions at par	(10,180)
Balance as of April 25, 2009	$42,693

* Settlement Agreement- See Note 3 for further detail.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment

Property and equipment consisted of the following:
(Amounts in thousands)	April 25, 2009	July 26, 2008

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,564	53,332
Leasehold Improvements	171,972	163,216
Fixtures and Equipment	217,285	203,782
Information Technology	84,862	80,715
Construction in Progress	21,538	18,429
	555,352	525,605
Less accumulated depreciation	(278,278)	(251,326)

Property and equipment, net	$277,074	$274,279

We continuously evaluate the recoverability of our long-lived assets. As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $1.2 million during the thirteen weeks ended April 25, 2009 and $5.2 million during the thirty-nine weeks ended April 25, 2009 in our condensed consolidated statements of operations.

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

We have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005. We consider market capitalization as one of a number of factors in our evaluation of recoverability of goodwill. We considered and evaluated the decline in market capitalization as well as the other factors, including the projected future cash flows. We concluded that our goodwill balance of $131.4 million at April 25, 2009 continues to be recoverable. As part of our ongoing monitoring efforts we will continue to consider the uncertainty surrounding the current global economic environment and volatility in the stock market as well as in our stock price and our estimate of projected future cash flows in assessing goodwill recoverability.

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

Other intangible assets were comprised of the following:
(Amounts in thousands)

Description	Expected Life	April 25, 2009	July 26, 2008
Customer Relationship	7 years	$2,200	$2,200
Proprietary Technology	5 years	3,298	3,298
Trade Names	Indefinite	106,000	106,000
Total intangible assets		111,498	111,498

Less accumulated amortization		(4,367)	(3,696)

Intangible assets, net		$107,131	$107,802

Based on our customer relationship and proprietary technology balances as of April 25, 2009, we expect the related amortization expense for the remainder of fiscal 2009 to be approximately $0.2 million and the three succeeding fiscal years to be approximately $0.5 million in 2010, $0.3 million in 2011 and $0.1 million in 2012.

7.  Debt

Our 2.5% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.  Holders may convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods.  Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value.  On April 24, 2009, the market value of the Convertible Senior Notes was $169.0 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of April 27, 2009 and continuing through July 24, 2009, the holders of the Convertible Senior Notes may not convert their notes, as described above, because neither of the following two conditions occurred:  (1) our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter, or (2) the trading price per $1,000 principal amount of the Convertible Senior Notes was not less than 98% of the conversion rate multiplied by the last reported sales price of the common stock during each day of any five consecutive trading day period. Accordingly, the Convertible Senior Notes were classified as a non-current liability as of April 25, 2009 because the market-based conversion provisions were not met as of that date.  The Convertible Senior Notes were classified as a current liability as of July 26, 2008 because the market-based conversion provisions were met as of that date.   If our common stock maintains a closing price above $12.61 per share for the required time period during certain subsequent periods, the convertible senior notes would be available for immediate conversion and would be reclassified as a current liability.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our Credit Agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million.  The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions.  Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%.  The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio.  The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the credit agreement.  As of April 25, 2009, $60 million was available under the Credit Agreement, which represents the $100 million from our senior secured revolving credit facility less $40 million of outstanding trade and standby letters of credit at April 25, 2009.  Our letter of credit exposure peaked at approximately $45 million due to normal business activity during our first quarter of fiscal 2009.

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

Debt consists of the following:
(Amounts in thousands)	April 25, 2009	July 26, 2008
Dunnigan Mortgage	$27,588	$28,540
Convertible Senior Notes	115,000	115,000
Other	152	--
	$142,740	$143,540

Less: current portion	(1,329)	(116,277)
Total long-term debt	$141,411	$27,263

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on July 29, 2007.   As of April 25, 2009, our gross unrecognized tax benefits were $20.2 million, including accrued interest and penalties of $4.1 million. If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $13.0 million.   Our gross unrecognized tax benefits during the nine month period ended April 25, 2009 increased by $2.1 million, including interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 26, 2008. Tax periods for state jurisdictions that remain subject to examination include the tax period July 27, 2002 through the tax period ended July 26, 2008, with few exceptions.  Our federal tax return for the fiscal period ended July 29, 2006 is currently under examination.  We believe it is reasonably possible that there will be a $4.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

9.  Share-Based Compensation

Our 2001 Stock Incentive Plan, as amended November 30, 2005, provides for the granting of either incentive stock options (ISO’s) or non-qualified options to purchase shares of common stock, with a total of 12 million shares authorized for grant.  As of April 25, 2009 there were approximately 4.1 million shares under the 2001 plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  During the thirteen weeks ended April 25, 2009 and April 26, 2008, we recognized a total of approximately $1.5 million and $1.2 million, respectively, in share-based compensation expense. During the thirty-nine weeks ended April 25, 2009 and April 26, 2008, we recognized a total of approximately $4.8 million and $4.2 million, respectively, in share-based compensation expense. As of April 25, 2009, there was $17.6 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. The total intrinsic value of options exercised during the thirteen weeks ended April 25, 2009 was approximately $0.4 million and during the thirty-nine weeks ended April 25, 2009 was approximately $1.9 million.

Following is a summary of the changes in stock options outstanding during the thirty-nine weeks ended April 25, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at July 26, 2008	5,850,968	$11.05	6.2
Granted	1,803,605	14.98
Forfeited or expired	(79,400)	15.84
Exercised	(240,150)	7.12
Options outstanding at April 25, 2009	7,335,023	$12.09	6.4	$26,125.7
Vested and exercisable at April 25, 2009	3,774,006	$9.55	4.7	$22,487.8
Vested and expected to vest at April 25, 2009	6,974,636	$12.72	6.3	$25,850.4

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the thirteen weeks ended April 25, 2009 and April 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.1 million.  For the thirty-nine weeks ended April 25, 2009 and April 26, 2008, excess tax benefits realized from the exercise of stock options were approximately $0.5 million and $0.2 million, respectively.

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally five years. As of April 25, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.  The unrecognized compensation cost related to nonvested restricted stock awards is recorded as a reduction in additional paid-in capital. Compensation expense recognized for restricted stock awards during the thirteen weeks ended April 25, 2009 was $0.1 million and $0.3 million during the thirty-nine weeks ended April 25, 2009.

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) which authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of April 25, 2009, there was $0.1 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the thirteen weeks ended April 25, 2009 and the thirteen weeks ended April 26, 2008, we recognized a total of $0.1 million and $0.3 million of compensation expense relating to certain existing LTIP valuation periods.  During the thirty-nine weeks ended April 25, 2009 and the thirty-nine weeks ended April 26, 2008, we recognized a total of ($0.2) million and $0.6 million of compensation expense relating to certain existing LTIP valuation periods.

Following is a summary of the changes in the shares of restricted stock, including the LTIP, outstanding during the thirty-nine weeks ended April 25, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 26, 2008	140,524	$16.12
Granted	26,000	14.12
Vested	(49,543)	14.36
Forfeited	(3,000)	14.39
Restricted stock awards at April 25, 2009	113,981	$16.48

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	April 25, 2009	April 26, 2008

Weighted average risk-free interest rate	2.6%	4.2%
Weighted average expected life (years)	4.9	4.8
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	40.5%	39.5%
Expected dividend yield	0%	0%

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

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.  Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), and includes our net earnings and unrealized gains and losses on available-for-sale investment securities.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated other comprehensive income in shareholders’ equity.  See Note 3 for additional information.  Comprehensive income for all periods presented is comprised of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008

Net earnings	$23,851	$24,937	$43,267	$51,974
Unrealized gain (loss) on investment securities, net of taxes	644	(3,996)	(4,994)	(3,440)
Other Comprehensive income	$24,495	$20,941	$38,273	$48,534

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

There were no purchases made under the 2007 Stock Repurchase Program during the thirteen weeks ended April 25, 2009.  The total purchases for the thirty-nine weeks ended April 25, 2009 were 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.  Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net earnings. Also included in diluted earnings per share is the conversion obligation of the Convertible Senior Notes to the extent dilutive. See Note 7 for additional information.

Components of basic and diluted earnings per share were as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands, except earnings per share)	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008

Net earnings	$23,851	$24,937	$43,267	$51,974

Weighted-average shares outstanding during period on which basic earnings per share is calculated	59,927	60,095	60,046	60,081
Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	1,847	3,076	2,183	4,184
Weighted-average shares outstanding during period on which diluted earnings per share is calculated	61,774	63,171	62,229	64,265
Earnings per share:
Basic	$0.40	$0.41	$0.72	$0.87
Diluted	$0.39	$0.39	$0.70	$0.81

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Shares excluded from calculation of diluted earnings per share	4,939	3,264	4,944	1,219

The Convertible Senior Notes were dilutive to earnings per share for both the thirteen weeks and thirty-nine weeks ending April 25, 2009 and April 26, 2008, as a result of our average stock price being greater than the conversion price of the Convertible Senior Notes.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”), the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 0.8 million shares for the thirteen weeks ended April 25, 2009 and approximately 2.0 million shares for the thirteen weeks ended April 26, 2008.  The dilutive effect for the thirty-nine weeks ended April 25, 2009 was approximately 1.0 million shares and for the thirty-nine weeks ended April 26, 2008, there were approximately 2.9 million shares.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.  Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, dressbarn  and maurices.  Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in millions)	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net sales
dressbarn and dressbarn woman	$223.2	$216.8	$652.5	$649.0
maurices	152.5	135.8	442.8	412.9
Consolidated net sales	$375.7	$352.6	$1,095.3	$1,061.9

Operating income
dressbarn and dressbarn woman	$15.2	$15.4	$21.6	$23.2
maurices	25.1	20.8	48.6	52.7
Consolidated operating income	40.3	36.2	70.2	75.9
Interest income	1.0	2.3	4.4	6.0
Interest expense	(1.2)	(1.2)	(3.6)	(3.6)
Other (expense) income	(0.3)	0.3	0.6	1.2
Earnings before provision for income taxes	$39.8	$37.6	$71.6	$79.5

Depreciation and amortization
dressbarn and dressbarn woman	$6.9	$7.0	$21.0	$20.7
maurices	4.8	5.4	15.0	15.0
Consolidated depreciation and amortization	$11.7	$12.4	$36.0	$35.7

Cash paid for capital expenditures
dressbarn and dressbarn woman	$10.1	$10.0	$23.0	$25.0
maurices	7.7	6.0	22.3	18.7
Consolidated capital expenditures	$17.8	$16.0	$45.3	$43.7

(Amounts in millions)	April 25, 2009	July 26, 2008
Total assets
dressbarn and dressbarn woman	$930.2	$850.0
maurices	165.5	174.5
Total assets	$1,095.7	$1,024.5

Merchandise inventories
dressbarn and dressbarn woman	$119.9	$117.9
maurices	56.4	69.1
Total merchandise inventories	$176.3	$187.0

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

We expect the macroeconomic environment will remain challenging for the foreseeable future which has negatively impacted the dressbarn and maurices’ customer confidence and discretionary spending.  We have remained focused on managing effectively the fundamentals that we control, including closely managing inventory levels, tightening control over expenses and continually evaluating our planned capital expenditures.  We continue to further our strategic initiatives to position our Company for stronger operating performance when economic conditions become more favorable.

The following is a summary of highlights from the third quarter and thirty-nine weeks of our fiscal 2009 and recent developments:

During the thirteen weeks of fiscal 2009 which ended April 25, 2009 (the “third quarter”), net sales were $375.7 million, an increase of 6.6% from $352.6 million for the thirteen weeks ended April 26, 2008 (the “prior quarter”).  Our comparable same store sales increased 2.8% during the same period (dressbarn increased 1.5% and maurices increased 4.9%).  During the third quarter, we opened 11 dressbarn Combo stores and 13 maurices stores.  There were three closings of dressbarn locations and three closings of maurices stores during the third quarter.

During the third quarter, our customers responded positively to our Spring merchandise selection. Our merchandise margins were strong due to our clean inventory position going into the Spring season requiring fewer markdowns to generate sales and control inventory. As a result, operating income for the quarter increased 11% to $40.3 million compared to $36.2 million for the prior quarter. Net earnings for the fiscal third quarter were $23.9 million, or $0.39 per diluted share. This compares to net earnings of $24.9 million, or $0.39 per diluted share for the prior quarter. In comparing the decrease in net earnings to the increase in operating income for the quarter, the difference is primarily due to a reduction in net interest income due to lower average interest rates and a higher effective tax rate in the current quarter versus the prior quarter. Last year’s lower effective tax rate resulted from a one-time favorable tax adjustment.

During the thirty-nine weeks of fiscal 2009 which ended April 25, 2009 (the “nine months”), net sales were $1,095.3 million, an increase of 3.1% from $1,061.9 million for the thirty-nine weeks ended April 26, 2008 (the “prior period”).  Our comparable same store sales decreased 0.8% during the same period (dressbarn decreased 1.2% and maurices decreased 0.1%).  During the nine months, we opened 31 dressbarn Combo stores and 33 maurices stores.  There were 15 closings of dressbarn locations and three closings of maurices stores during the nine months.  Our total store square footage at the end of the third quarter increased approximately 4.8% from the end of the prior quarter and increased approximately 5.0% from the end of the prior period.

Net earnings for the thirty-nine weeks decreased to $43.3 million from $52.0 million for the prior period.  Diluted earnings per share for the thirty-nine weeks were $0.70 versus $0.81 per share for the prior period.

As of April 27, 2009 and continuing through July 24, 2009, the holders of the Convertible Senior Notes may not convert their notes because our stock price did not close above $12.61 per share for 20 trading days within the last 30 trading-day period of the quarter.  As such, the Convertible Senior Notes were classified as a long term liability as of April 25, 2009 because the market-based conversion provisions were not met as of that date. The Convertible Senior Notes were classified as a current liability as of July 26, 2008 because the market-based conversion provisions were met as of that date.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net sales growth vs. prior year	6.6%	1.4%	3.1%	1.5%
dressbarn comparable store sales	1.5%	(6.2%)	(1.2%)	(7.1%)
maurices comparable store sales	4.9%	3.9%	(0.1%)	4.4%
Total comparable store sales growth	2.8%	(2.8%)	(0.8%)	(3.1%)
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	58.7%	58.6%	62.1%	61.6%
SG&A as a percentage of sales	27.4%	27.6%	28.2%	27.8%
Square footage growth vs. prior year	4.8%	5.4%	5.0%	5.6%

Total store count	1,549	1,481	1,549	1,481

Capital expenditures (in millions)	$17.8	$16.0	$45.3	$43.7
Diluted earnings per share	$0.39	$0.39	$0.70	$0.81

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

We expect to continue our strategy of opening new stores while closing underperforming locations.  Our store expansion strategy is to focus on both expanding in our major trading markets and developing and expanding into new domestic markets.  We plan to continue our planned store openings using cash flow from operations.  We currently plan to open approximately 17 maurices stores and close approximately 7 dressbarn and 2 maurices stores during the remainder of our fiscal year ending July 25, 2009 (“Fiscal 2009”).  There are currently no dressbarn stores scheduled to open during our fiscal 2009 fourth quarter.

Results of Operations

Net sales:
(Amounts in millions, except for % amounts)	April 25, 2009	% of Sales	April 26, 2008	% of Sales	% Change
dressbarn and dressbarn woman	$223.2	59.4%	$216.8	61.5%	3.0%
maurices	152.5	40.6%	135.8	38.5%	12.3%
Consolidated thirteen weeks ended net sales	$375.7		$352.6		6.6%

dressbarn and dressbarn woman	$652.5	59.6%	$649.0	61.1%	0.5%
maurices	442.8	40.4%	412.9	38.9%	7.2%
Consolidated thirty-nine weeks ended net sales	$1,095.3		$1,061.9		3.1%

Net sales for the third quarter increased by 6.6% to $375.7 million from $352.6 million for the prior quarter.  The net sales increase for the third quarter was related to our consolidated comparable store sales growth of 2.8% (dressbarn increased 1.5% and maurices increased 4.9%), in addition to our 4.8% increase in store square footage due to net new store openings. The dressbarn total sales transactions increased 0.4%, average unit retail increased 4.8%, primarily due to lower markdowns, and units per transaction decreased 2.1%. This netted to a 2.6% increase in average dollar sale.  maurices sales for the third quarter were primarily driven by the comparable store sales increase of 4.9% and  new store growth.  maurices total sales transactions increased 2.3% due to a higher conversion rate offset by lower store traffic, average unit retail increased 4.8%, primarily due to the merchandise mix and lower markdowns, and units per transaction decreased 2.1% for a net increase of approximately 2.6% in average dollar sale.

Net sales for the first nine months increased by 3.1% to $1,095.3 million from $1,061.9 million for the prior period.  The net sales increase for the nine months was related to the 5.0% increase in store square footage due to net new store openings partially offset by our consolidated comparable store sales decrease of 0.8% (dressbarn decreased 1.2% and maurices decreased 0.1%).  The dressbarn total sales transactions decreased 1.7%, average unit retail increased 3.2% and units per transaction decreased 1.2%. This netted to a 1.9% increase in average dollar sale.  maurices sales for the first nine months were $442.8 million as compared with $412.9 million in the prior period primarily driven by new store growth offset by the comparable store sales decrease of 0.1%.  maurices total sales transactions decreased 0.8% on lower traffic offset by higher conversion, average unit retail increased 0.8%, primarily due to the merchandise mix and higher markons partially offset by higher markdowns, and units per transaction decreased 0.1% for a net increase of approximately 0.7% in average dollar sale.

Cost of sales, including buying and occupancy costs, excluding depreciation:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$220.6	$206.6	$14.0	6.8%
As a percentage of sales	58.7%	58.6%

Thirty-nine weeks ended	$680.4	$654.6	$25.8	3.9%
As a percentage of sales	62.1%	61.6%

Cost of sales for the third quarter increased 10 basis points as a percent of sales to 58.7% from 58.6% as compared to the prior quarter.  For dressbarn, cost of sales, including buying and occupancy costs, excluding depreciation (“cost of sales”) was 61.2% of net sales, an increase of 50 basis points for the third quarter as compared to the prior quarter, primarily due to lower initial markons.  For maurices, cost of sales was 55.1% of net sales, a decrease of 10 basis points for the third quarter as compared to the prior quarter, primarily the result of lower markdowns and occupancy cost leveraging due to the increase in comparable store sales.

Cost of sales for the first nine months increased 50 basis points as a percent of sales to 62.1% from 61.6% as compared to the prior period.  For dressbarn, cost of sales was 64.0% of net sales, an increase of 10 basis points for the period as compared to the prior period, primarily due to lower initial markons.  For maurices, cost of sales was 59.4% of net sales, an increase of 130 basis points for the first nine months as compared to the prior period, primarily the result of higher markdowns.

SG&A expenses:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$103.1	$97.4	$5.7	5.9%
As a percentage of sales	27.4%	27.6%

Thirty-nine weeks ended	$308.7	$295.6	$13.1	4.4%
As a percentage of sales	28.2%	27.8%

SG&A expenses for the third quarter decreased 20 basis points to 27.4% from 27.6% for the prior quarter.  For dressbarn, SG&A was flat at 28.9% in both the third quarter and the prior quarter.  This was due primarily to the leveraging of store operating costs and a reduction in professional fees and marketing expenditures offset by an increase in medical costs.  maurices SG&A expenses were 25.3% of sales for the third quarter versus 25.5% as compared to the prior quarter.  This decrease was attributable to the leveraging of store operating costs due to the comparable store sales increase offset by increased medical costs and marketing expenditures.

SG&A expenses for the first nine months increased 40 basis points to 28.2% from 27.8% as compared to the prior period.  For dressbarn, SG&A increased 20 basis points to 29.5% versus 29.3% as compared to the prior period.  The increase was due primarily to the de-leveraging of store operating expenses in relation to the comparable store sales decrease partially offset by a decrease in benefit costs and marketing expenditures.  maurices SG&A expenses were 26.2% of sales for the first nine months versus 25.4% as compared to the prior period.  This increase was primarily attributable to the de-leveraging of expenses due to the flat comparable store sales, increased medical costs and increased marketing and store utility expenditures.

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Depreciation and amortization:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$11.7	$12.4	$(0.7)	(5.6)%
As a percentage of sales	3.1%	3.5%

Thirty-nine weeks ended	$36.0	$35.7	$0.3	0.8%
As a percentage of sales	3.3%	3.4%

Depreciation expense decreased 5.6% in the third quarter as compared to the prior quarter primarily due to accelerated depreciation related to store remodels in the prior quarter offset by third quarter store growth.

Depreciation expense for the thirty-nine weeks ended April 25, 2009 remained flat to the prior period.

Operating income:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change		% Change
Thirteen weeks ended	$40.3	$36.2		$4.1	11.3%
As a percentage of sales	10.7%	10.3%

Thirty-nine weeks ended	$70.2	$75.9	$	(5.7)	(7.5)%
As a percentage of sales	6.4%	7.1%

As a result of the above operating results, the operating income as a percent of net sales was 10.7% for the current quarter compared to operating income of 10.3% for the prior quarter.  For dressbarn, the operating income as a percent of sales decreased to 6.8% versus 7.1% for the prior quarter.  For maurices, operating income as a percent of sales increased to 16.5% versus 15.3% for the prior quarter.

As a result of the above operating results, operating income as a percent of net sales was 6.4% for the first nine months and 7.1% for the prior period.  For dressbarn, operating income as a percent of sales decreased to 3.3% versus 3.6% for the prior period.  For maurices, operating income as a percent of sales decreased to 11.0% versus 12.8% for the prior period.

Interest income:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$1.0	$2.3	$(1.3)	(56.5)%
As a percentage of sales	0.3%	0.7%

Thirty-nine weeks ended	$4.5	$6.0	$(1.5)	(25.0)%
As a percentage of sales	0.4%	0.6%

The decrease in interest income was primarily from our investment securities having lower average interest rates as compared to the same periods last year.

Interest expense:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$(1.2)	$(1.2)	$--	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Thirty-nine weeks ended	$(3.6)	$(3.6)	$--	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Interest expense for the thirteen weeks and thirty-nine weeks ended April 25, 2009 remained consistent to the prior comparable periods.

Other (Expense) Income:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$(0.3)	$0.4	$(0.7)	(175.0)%
As a percentage of sales	(0.1)%	0.1%

Thirty-nine weeks ended	$0.6	$1.2	$(0.6)	(50.0)%
As a percentage of sales	0.1%	0.1%

The majority of this amount represents the recording of approximately $0.8 million of a cost basis investment impairment recorded during the third quarter.  The impairment was partially offset by rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York and maurices’ sublease revenue.

Income Tax Expense:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$16.0	$12.7	$3.3	26.0%
As a percentage of sales	4.3%	3.6%

Thirty-nine weeks ended	$28.4	$27.5	$0.9	3.3%
As a percentage of sales	2.6%	2.6%

The effective tax rate is approximately 40.1% for the third quarter compared to 33.8% for the prior quarter.  The effective tax rate is approximately 39.6% for the thirty-nine weeks compared to 34.6% for the prior period.   The year-over-year tax expense increase is primarily due to a reduction in income tax expense recognized in the prior thirty-nine weeks period resulting from  the reversal of uncertain tax positions, following a state administrative ruling that reduced our potential exposure for taxes and interest in that state.   We currently project an effective tax rate for the remainder of Fiscal 2009 of approximately 39.6%, which includes interest on our existing uncertain tax positions.

Net earnings:

(Amounts in millions, except for % amounts)	April 25, 2009	April 26, 2008	$ Change	% Change
Thirteen weeks ended	$23.9	$24.9	$(1.0)	(4.0)%
As a percentage of sales	6.4%	7.1%

Thirty-nine weeks ended	$43.3	$52.0	$(8.7)	(16.7)%
As a percentage of sales	4.0%	4.9%

As a result of the above operating results, the net earnings for both the current quarter and prior quarter was $0.39 per diluted share. Net earnings for the thirty-nine weeks ended April 25, 2009 decreased to $0.70 per diluted share, compared to $0.81 per diluted share in the prior period.

Liquidity and Capital Resources

Cash generated from operating activities provide the primary resource to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades, inventory, occupancy costs, payroll, and the purchase of short-term investments.  We also have available lines of credit under our revolving credit facility which expires in December 2010 and are primarily used for letters of credit for the importation of merchandise. Our cash in banks generally exceeds the current Federal Deposit Insurance Corporation (FDIC) limits of $250,000. As of April 25, 2009, approximately $214 million in cash and cash equivalents were in excess of the current FDIC limits. Management evaluates the ongoing strength and stability of our banks as changing market conditions warrant review.

Our growth strategy includes expanding in our existing major trading markets and developing and expanding into new markets. In addition, we periodically consider and evaluate the possibility of making an acquisition.  In the event we do pursue an acquisition, we could require additional equity or debt financing which may not be readily available given the current credit market turmoil.  There can be no assurance that we would be successful in closing any potential transaction, or that any endeavor we undertake would increase our profitability.

At April 25, 2009, we had cash, cash equivalents and current investment securities of $318.0 million as compared to $219.9 million as of July 26, 2008.  The increase in cash, cash equivalents and current investment securities was primarily due to the cash provided by operating activities of $136.0 million offset by treasury stock purchases of $4.7 million and capital expenditures of $45.3 million.

Net cash provided by operations was $136.0 million for the thirty-nine weeks compared with $101.2 million during the prior period.  The increase of $34.8 million was primarily driven by the higher level of accounts payable and a reduction of merchandise inventories due to the increased amount of domestic purchases versus the prior year and reduced use of cash for accrued salaries and related expenses due to the reduction of employee incentive payments compared to the prior year. The remainder of the change in cash provided by operating activities was substantially the result of our net earnings during the first nine months of fiscal 2009, after adjusting for non-cash charges, including depreciation and amortization expense, asset impairment charges, deferred income taxes, stock-based compensation expense, and various other changes in our other operating assets and liabilities.

Net cash used by investing activities was $38.8 million.  The majority of this amount is related to purchases of $45.3 million related to property and equipment mainly for new store openings and store remodels during the nine months. The use of cash was partially offset by our net decrease in sales of investment securities during the thirty-nine weeks.

Net cash used by financing activities primarily related to the purchases of treasury stock offset by the exercise of stock options and the related excess tax benefits.

As of April 25, 2009, approximately $60 million was available under a revolving credit facility for future borrowings, which we believe gives ample capacity to fund any short-term working capital needs that may arise in the operation of our business.  The $60 million available under the credit facility represents the $100 million from our revolving credit facility less $40 million of outstanding letters of credit at April 25, 2009.  Our letter of credit exposure peaked at approximately $45 million due to normal business activity during the first nine months of fiscal 2009.

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

The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  We are in compliance with the covenants of the Credit Agreement as of April 25, 2009 and, due to our strong financial condition, anticipate being in compliance for at least the next 12 months. However, if the economy continues to deteriorate it could have a negative effect on our business.

In September 2007, our Board of Directors authorized a $100 million share buyback program (the “2007 Program”). Purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and prevailing market prices and will be subject to applicable SEC rules.  During the thirty-nine weeks ended April 25, 2009, we purchased 546,000 shares under the 2007 Program at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

We believe that our cash, cash equivalents, short-term investments and the cash from operations, will be adequate to fund our planned capital expenditures and all other operating requirements for the next 12 fiscal months.  These expectations are consistent with our historical practices. However, should our cash from operations decline significantly in the next 12 months we would rely on our current cash balance for liquidity. If this decline continued for a lengthy period of time it may be necessary to fund our operations with any excess availability under our credit facility, request an increase in our credit facility by a maximum of $50 million or limit our discretionary capital expenditures primarily for the opening of new stores or the remodeling of existing stores.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale auction rate securities (“ARS”) balance of $44.4 million at par value is primarily investments in highly-rated (AAA/Aaa) auction rate securities. We classify the net $35.7 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. While recent failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We determined that the $8.8 million valuation adjustment for the quarter ended April 25, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in the future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our operating requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, recorded interest income and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value.  The net effect of the initial transaction resulted in an other-than-temporary pre-tax loss of $0.2 million.

At April 25, 2009, the fair value of the auction rate securities and the put option was estimated at $6.9 million and $0.1 million, respectively.  As a result, we recorded a net pre-tax loss of approximately $0.1 million for the nine months ended April 25, 2009.  As of April 25, 2009, we continue to classify our auction rate securities as long-term securities on our condensed consolidated balance sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

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

We have significant amounts of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits.  With the current financial environment and the instability of financial institutions, it is possible that we could experience losses on our deposits. At April 25, 2009 substantially all of our cash was invested in money market funds. Management evaluates the ongoing strength and stability of our banks as changing market conditions warrant by closely monitoring news events.

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

Seasonality

dressbarn and maurices have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years.  We expect this trend to continue.  In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, changes in our merchandise mix and macro-economic conditions.

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

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $42.6 million are primarily investments in highly-rated (AAA/Aaa) auction rate securities. We classify our net $35.7 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. We determined that the $8.8 million valuation adjustment for the quarter ended April 25, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the settlement agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, recorded interest income and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value.  The net effect of the initial transaction resulted in an other-than-temporary pre-tax loss of $0.2 million.

At April 25, 2009, the fair value of the auction rate securities and the put option was estimated at $6.9 million and $0.1 million, respectively.  As a result, we recorded a net pre-tax loss of approximately $0.1 million for the nine months ended April 25, 2009.  As of April 25, 2009, we continue to classify our auction rate securities as long-term securities on our condensed consolidated balance sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statements of operations.

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

Item 4 - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of April 25, 2009 due to a material weakness in financial reporting as described in the Company’s Annual Report on Form 10-K/A for the period ended July 26, 2008.

Except for the remediation described herein, there was no change in the Company’s internal control over financial reporting as of the end of the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – RISK FACTORS

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2008.  Except as set forth below, there have been no material changes for the quarter ended April 25, 2009, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 26, 2008.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including the potential impact on the apparel industry, our customer, our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to increased unemployment, a reduction in consumer spending overall, which could have an adverse impact on sales of our products.

Tight credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities.  Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended April 25, 2009

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

January 25, 2009 through February 21, 2009	--	--	--	6,407,441

February 22, 2009 through March 28, 2009	--	--	--	6,407,441

March 29, 2009 through April 25, 2009	--	--	--	6,407,441

(1)   We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions. The 2007 Program has no expiration date.  As of April 25, 2009, the remaining authorized amount for stock repurchases under the 2007 Program was $95.3 million.

 (2)   Based on the closing price of $14.88 at April 24, 2009.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of fiscal 2009, no matters were submitted to a vote of security holders.

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
The Dress Barn, Inc.

Date: May 27, 2009	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 27, 2009	BY: /s/ Armand Correia
Armand Correia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)