Form 10-K
period 2009-07-25
DRESS BARN INC
filed 2009-09-21
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2009	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.05 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 24, 2009 was approximately $399 million, based on the last reported sales price on the NASDAQ Global Select Market on that date.  As of September 10, 2009, 60,696,347 shares of voting common shares were outstanding.  The registrant does not have any authorized, issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 2009 are incorporated into Part III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 25, 2009
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

dressbarn®, dressbarn woman®, maurices®, Studio Y® and YVOS® are our trademarks.  Fiscal 2009 refers to the 52-week period ended July 25, 2009, fiscal 2008 refers to the 52-week period ended July 26, 2008, fiscal 2007 refers to the 52-week period ended July 28, 2007.  Fiscal 2010 refers to our 53-week period that will end on July 31, 2010.

References to “we”, “us”, “our” or “our company” or other similar terms in this report are to The Dress Barn, Inc. and its subsidiaries.

PART I
ITEM 1.  BUSINESS

General

We operate women’s apparel specialty stores, principally under the names “dressbarn”, “dressbarn woman” and “maurices”.  Since our retail business began in 1962, we have established, marketed and expanded our business as a source of fashion and value.  We offer a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs.  As of July 25, 2009, we operated 1,559 stores in 48 states and the District of Columbia, including 684 dressbarn Combo stores (a combination of our dressbarn and dressbarn woman brands), 721 maurices stores, 120 dressbarn stores and 34 dressbarn woman stores.

Our dressbarn stores are typically operated as Combo stores, offering both dressbarn and larger-sized dressbarn woman merchandise.  We also operate stand-alone dressbarn and dressbarn woman stores in certain markets.  Our dressbarn segment caters to 35- to 55-year-old women, sizes 4 to 24.  Our dressbarn stores offer in-season, moderate to better quality career and casual fashion at value prices, and are located primarily in convenient strip shopping centers in major trading and high-density markets and surrounding suburban areas.  Our centrally managed merchandise selection is changed and augmented frequently to keep our merchandise presentation fresh and exciting.  Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, staffed by friendly, service-oriented salespeople.

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

All of our stores are directly operated by us.  Virtually all of our stores are open seven days a week and most evenings.  We utilize creative incentive programs and comprehensive training programs to ensure that our customers receive friendly and helpful service.

Since the merger of maurices in 2005, we have sought appropriate opportunities to generate synergies through leveraging certain centralized functions, such as taxes, purchasing, lease administration, imports and loss prevention.  We believe our synergies have improved both dressbarn’s and maurices’ performance.

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, each share of Tween Brands common stock will be exchanged for 0.47 shares of our common stock. Based on our stock price of $13.24 as of June 24, 2009 (the date of the agreement), this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close in the fourth quarter of calendar year 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions. Tween Brands, Inc. stock is listed on the NYSE as “TWB”.

Locations and Properties

As of July 25, 2009, we operated 1,559 stores in 48 states and the District of Columbia, of which 1,001 of the stores were located in strip centers and 233 stores were located in outlet centers.  During fiscal 2009, no store accounted for as much as 1% of our total sales.  The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn Stores	dressbarn woman Stores	dressbarn and dressbarn woman Combo Stores	maurices Stores	Total

Strip Shopping Centers	76	15	499	411	1,001

Outlet Malls and Outlet Strip Centers	29	16	158	30	233

Free Standing, Downtown and Enclosed Malls	15	3	27	280	325

Total	120	34	684	721	1,559

As of July 25, 2009, dressbarn had 6.4 million total square feet in all its stores and maurices had 3.5 million total square feet.  All of our store locations are leased.  Our leases typically contain renewal options and also provide an option to terminate at little or no cost, particularly in the early years of a lease, if specified sales volumes are not achieved.  Our dressbarn stores are more concentrated in the northeast while our maurices stores are more concentrated in the midwest.

During fiscal 2009, we opened 31 dressbarn Combo stores, and converted six existing stores to Combo stores.  We opened 49 maurices stores during fiscal 2009.  We evaluate store-level performance and seek to close or relocate underperforming stores.  During fiscal 2009, we closed 24 locations, including 19 dressbarn stores and 5 maurices stores.  We expect to open approximately 50 new stores in fiscal 2010, comprised of approximately 15 dressbarn locations (almost all of which will be Combo stores) and approximately 35 maurices locations.  Net of store closings, we currently plan dressbarn square footage to be flat and increase our aggregate maurices square footage by approximately 4%  for a net increase of approximately 2% in fiscal 2010.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our corporate offices and our dressbarn distribution center, with the remainder of the facility leased to two third parties.  We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet. We also own an approximately 360,000 square-foot distribution center and approximately 9 acres of adjacent land in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.

Advertising and Marketing

We rely on direct mail, national print advertising in lifestyle magazines for our dressbarn brand, compelling window and in-store marketing materials, our website and email to communicate our fashion and promotional message.  We utilize a customer relationship management system to track customer transactions and determine strategic decisions for our direct mail initiatives.  We pursue a public relations strategy to garner editorial exposure.

We participate in national cause-related marketing initiatives that resonate with our customers, creating brand affinity.  Our current key partners in these programs include The American Cancer Society and Dress for Success.  We believe these programs, which are conducted at the local level, reinforce that our stores are important members of their communities.

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

Employees

As of July 25, 2009, we had approximately 14,100 employees, approximately 8,600 of whom worked part-time.  We typically add temporary employees during peak selling periods.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

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

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include JCPenney, Kohl’s, Old Navy, Target and Sears.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convienence.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers.  We have no long-term purchase commitment or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier.  We have good working relationships with our suppliers. No single supplier is more than 10% of our business.

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

We utilize the Oracle Retail Merchandising System for both our  dressbarn segment  and our maurices segment.  The purpose of the Oracle Retail Merchandising system is to expand our capability to identify and analyze sales trends and consumer data, and achieve planning and inventory management improvements.

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

Our success and our ability to execute our business strategy depends largely on the efforts of our management.  The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.  We do not have key man life insurance on our key personnel. We compete for experienced personnel with companies which have greater financial resources than we do.  If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

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

The recent downturn in the financial markets could have an adverse effect on our ability to access our cash and investment securities.

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

Our investment in securities currently consists partially of auction rate securities that are not currently liquid or readily available to convert to cash and, therefore, we have reclassified such auction rate securities as long-term investment securities. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in an impairment charge being recognized on our Consolidated Statement of Operations which could be material and which could adversely affect our financial results.

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

We could be required to repurchase our 2.5% Convertible Senior Notes due in 2024 for cash prior to maturity of the notes.

During fiscal 2005, we issued $115.0 million principal amount of 2.5% Convertible Senior Notes due in 2024, or Convertible Senior Notes, in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Convertible Senior Notes were subsequently registered with the SEC. The holders of the Convertible Senior Notes could require us to repurchase the principal amount of the notes for cash before maturity of the notes under certain circumstances (see  “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 6. Debt” below).  Such a repurchase would require significant amounts of cash and could adversely affect our financial condition.

New accounting rules or regulations or changes in existing rules or regulations could adversely impact our reported results of operations.

Changes to existing accounting rules or the adoption of new rules could have an adverse effect on our reported results of operations.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued  FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 2.5% Convertible Senior Notes. We are required to adopt the FSP at the beginning of our fiscal year 2010, with retroactive application to financial statements for periods prior to the date of adoption.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including the potential impact on the apparel industry, our customers, our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products.

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

As described in Note 5 to our consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005. Current and future economic conditions may adversely impact maurices’ ability to attract new customers, retain existing customers, maintain sales volumes, and maintain margins.  These events could materially reduce maurices’ profitability and cash flow which could, in turn, lead to an impairment of maurices’ goodwill.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ customer relationships, trade names and proprietary technology could be impaired or subject to accelerated amortization.

As described in Note 5 to our consolidated financial statements included elsewhere herein, we continuously evaluate the recoverability of our long-lived assets. As economic conditions change we perform tests to evaluate the profitability and cash flow of our individual stores. Based on these evaluations it may be determined that a store’s assets are impaired and, therefore, we would record an asset impairment charge.

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

Risks associated with the pending Tween Brands, Inc. merger.

The pending merger of our subsidiary and Tween Brands, Inc. is subject to Tween Brands’ stockholder approval and other conditions, which are beyond our control.  Accordingly, we cannot assure you that the merger will be consummated.  Even if the merger is consummated, the transaction involves risks, including the following:

•	The merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the merger will be accretive to earnings per share during the second full year after the merger. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

•	The merger may present significant challenges.

The success of the merger will depend on our ability to manage both our operations and Tween Brands’ operations, to realize opportunities for revenue growth and, to some degree, to eliminate redundant and excess costs. Achieving the anticipated benefits of the merger may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in the size of the Company after the acquisition;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve;
•	achieving transition and new store growth potential;
•	potential attrition of key employees following the consummation of the merger; and
•	difficulties in maintaining uniform standards and controls, including internal control over financial reporting, required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

•	Dress Barn may be unable to retain Tween Brands’ key employees, the loss of which could adversely affect Dress Barn.

The success of the combined operations after the merger will depend in part upon our ability to retain key employees of Tween Brands. Key employees of Tween Brands may depart because of issues relating to post-transaction differences, including the different corporate cultures and our compensation structure that may differ from the current structure in place for Tween Brands employees. Accordingly, no assurance can be given that we will be able to retain key employees of Tween Brands. The loss of these key employees could adversely impact our business.

•	Legal proceedings in connection with the merger could delay or prevent the completion of the merger.

Purported class action lawsuits have been filed by third parties challenging the proposed merger and seeking, among other things, to enjoin the consummation of the merger. One of the conditions to the closing of the merger is that no governmental entity of competent jurisdiction has permanently enjoined the consummation of the merger or the transactions contemplated by the merger agreement. If a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger, then the injunction may delay the merger or prevent the merger from being completed.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease all of our stores.  Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease.  The table below, covering all open store locations leased by us on July 25, 2009, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number Without Renewal Options

2010	324	173	151

2011	274	201	73

2012	284	218	66

2013	211	179	32

2014	182	150	32

2015 and thereafter	284	188	96

Total	1,559	1,109	450

New store leases generally provide for an average base rent of approximately $15 to $25 per square foot per annum. Certain of our leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels.  Our aggregate minimum rentals under operating leases in effect at July 25, 2009 and excluding locations acquired after July 25, 2009, for fiscal 2010, are approximately $145.8 million.  In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

Most of the store leases give us the right to terminate the lease at little or no cost if certain specified sales volumes are not achieved.  This affords us greater flexibility to close underperforming stores.  Usually these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment.  We often receive tenant improvement allowances from landlords to offset these initial investments in leasehold improvements.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our corporate offices and our dressbarn distribution center.  The remainder of the rentable square footage is 100% leased through 2011.  The purchase of the Suffern facility was financed with a mortgage that is collateralized by a mortgage lien on the Suffern facility.  Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023.  We receive rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Operations.  We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We also own maurices’ distribution center, which has 360,000 square feet of space and approximately 9 acres of adjacent land which is located in Des Moines, Iowa.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to our business.  Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with our company of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	83	Chairman of the Board and Co-Founder

David R. Jaffe	50	President, Chief Executive Officer and Director

Vivian Behrens	56	Senior Vice President, Chief Marketing Officer

Armand Correia	63	Senior Vice President, Chief Financial Officer

Gene Wexler	54	Senior Vice President, General Counsel and Assistant Secretary

Reid Hackney	51	Vice President, Finance and Corporate Controller

Mr. Elliot S. Jaffe, our co-founder and Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David R. Jaffe became President and Chief Executive Officer in 2002.  Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001.  He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996.  Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs. Jaffe serves as Secretary and Treasurer of our company.

Ms. Vivian Behrens has been employed by our company since 2002 as Senior Vice President and Chief Marketing Officer.  She was a member of our Board of Directors from 2001 to 2002. Previously, Ms. Behrens held senior marketing positions at Posh & Sticks, Ltd., a consumer products multi-channel retailer, the Foot Locker Division of Venator, Inc., Charming Shoppes, Inc., Estee Lauder, Limited Inc. and Avon Products, Inc.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The Common Stock of The Dress Barn, Inc. is quoted on the NASDAQ Global Select Market under the symbol DBRN.

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2009		Fiscal 2008

Fiscal	High	Low	High	Low

First Quarter	$17.93	$7.76	$19.32	$15.02

Second Quarter	$11.40	$6.16	$16.55	$9.35

Third Quarter	$15.61	$8.44	$14.88	$11.00

Fourth Quarter	$16.81	$13.09	$16.28	$12.31

Number of Holders of Record

As of September 11, 2009, we had approximately 201 holders of record of our common stock.

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

Performance Graph

The following graph illustrates, for the period from July 31, 2004 through July 25, 2009, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index, and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
DOLLARS
2004
2005
2006
2007
2008
2009
YEARS
The Dress Barn Inc.
S & P 500
S&P Specialty Apparel Index

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 25, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,192,103	$12.20	4,086,894

Equity compensation plans not approved by security holders	-	-	-

Total	7,192,103	$12.20	4,086,894

Issuer Purchases of Equity Securities
Quarter Ended July 25, 2009

We did not purchase any securities in the quarter ending July 25, 2009.

In September 2007, our Board of Directors authorized an additional $100 million stock buyback program (the “Program”). The purchases are authorized to be made by us from time to time when market conditions warrant.  The Program authorizes the purchase of Dress Barn Common Stock through open market purchases and/or privately negotiated transactions and will be subject to applicable SEC rules. The Program has no expiration date.  The purchase of our shares are limited to $100 million in any one year by our revolving credit facility. No purchases were made under the Program during the quarter ended July 25, 2009.

The maximum number of shares that may yet be purchased under the Program is 6,163,072, based on the closing price of $15.47 on July 24, 2009, and the remaining authorized balance is approximately $95.3 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis and Quantitative and Qualitative Disclosures About Market Risk included in this Form 10-K.

In thousands, except earnings per share	Fiscal Year Ended
and store operating data	July 25, 2009	July 26, 2008	July 28, 2007	July 29, 2006	July 30, 2005

Net sales	$1,494,236	$1,444,165	$1,426,607	$1,300,277	$1,000,264
Cost of sales, including occupancy and buying costs (excluding depreciation)	918,350	885,927	842,192	773,631	621,656
Selling, general and
administrative expenses	422,372	397,424	383,652	353,031	286,751
Depreciation and amortization	48,535	48,200	45,791	41,679	34,457
Litigation (2)	—	—	—	—	(35,329)
Operating income	104,979	112,614	154,972	131,936	92,729

Interest income	5,394	7,817	7,051	2,656	1,735
Interest expense	(4,795)	(4,825)	(4,883)	(5,364)	(10,230)
Other income	1,062	512	1,382	1,526	1,526
Earnings before income taxes	106,640	116,118	158,522	130,754	85,760

Income taxes	36,952	42,030	57,340	51,800	33,200

Net earnings	$69,688	$74,088	$101,182	$78,954	$52,560

Earnings per share – basic (1)	$1.16	$1.23	$1.63	$1.29	$0.88
Earnings per share – diluted (1)	$1.11	$1.15	$1.45	$1.15	$0.86

Balance sheet data (at end of period):
Working capital	$204,496	$100,300	$104,332	$15,880	$40,756
Total assets	$1,131,821	$1,024,459	$981,325	$842,697	$716,245
Total debt	$142,409	$143,540	$144,751	$145,899	$156,989
Shareholders' equity	$626,080	$556,082	$509,401	$409,147	$313,128

Percent of net sales:
Cost of sales, including occupancy and buying costs, excluding depreciation and amortization	61.5%	61.3%	59.0%	59.5%	62.1%
Selling, general and administrative expenses	28.3%	27.5%	26.9%	27.2%	28.7%
Litigation	0.0%	0.0%	0.0%	0.0%	(3.5)%
Operating income	7.0%	7.8%	10.9%	10.1%	9.3%
Net earnings	4.7%	5.1%	7.1%	6.1%	5.3%

(1) All earnings per share amounts reflect the 2-for-1 stock split, effective April 3, 2006.

(2) In 2003, after a trial in the Superior Court of Connecticut, Waterbury District, a jury returned a verdict of $30 million of compensatory damages against us.  The court then entered a judgment of approximately $32 million in compensatory damages and expenses, which was subject to post-judgment interest.  In addition to the original litigation charge of $32 million recorded in fiscal 2003, we accrued interest and other amounts of approximately $3.3 million in the consolidated statement of operations in fiscal 2004.  In July 2005, the Supreme Court of Connecticut's decision to reverse the judgment against us became final. Upon the Supreme Court of Connecticut's decision reversing the judgment described above, approximately $35.3 million of previously recognized litigation charges were reversed in the consolidated statement of operations in fiscal 2005 and amounts held in the escrow account established in connection with our appeal were released.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.  Fiscal 2009 refers to the 52-week period ended July 25, 2009, fiscal 2008 refers to the 52-week period ended July 26, 2008, and fiscal 2007 refers to the 52-week period ended July 28, 2007.  Fiscal 2010 refers to our 53-week period that will end on July 31, 2010.

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

The retail environment remains very competitive and is subject to macroeconomic conditions. We expect to continue our strategy of opening new stores while closing underperforming locations.  We expect to continue store expansion focusing on both expanding in our major trading markets and developing and expanding into new domestic markets.  For fiscal 2010, we are currently projecting net square footage growth in the low single-digit percentage range.

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

Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended

	July 25, 2009	July 26, 2008	July 28, 2007
Net sales growth	3.5%	1.2%	9.7%
dressbarn comparable store sales	0.1%	(6.6)%	3.8%
maurices comparable store sales	(1.3)%	4.3%	6.9%
Total comparable store sales growth	(0.4)%	(2.9)%	4.8%
Cost of sales, including occupancy and buying costs, excluding depreciation	61.5%	61.3%	59.0%
SG&A as a percentage of sales	28.3%	27.5%	26.9%
Square footage growth	3.9%	5.2%	5.0%

Total store count	1,559	1,503	1,428

Diluted earnings per share	$1.11	$1.15	$1.45

Capital expenditures (in millions)	$58.4	$66.1	$63.0

 We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs (excluding utilities and depreciation), and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the consolidated statements of operations.

Highlights

The dressbarn and maurices customers have both been negatively impacted by the continued slowdown in consumer spending in fiscal 2009. This has led to the implementation of significant inventory controls during the year to reduce the need for markdowns to control inventory levels. The dressbarn business improved in the second half of the fiscal year with trend-right merchandise and effective marketing programs. The maurices business was softer than expected as the macroeconomic slowdown affected our previously more resilient younger maurices customers.

During fiscal 2009, we continued three key strategic initiatives to help improve the dressbarn customer experience.  The first was the Oracle Retail (Retek) merchandising system, which we began utilizing during the first quarter of fiscal 2008, for merchandising, the retail stock ledger and data warehousing (Phase I). This initiative is currently in Phase II, which enhances merchandise financial planning, allocation and invoice matching. The second initiative was Global Store, a new POS application, giving our stores greater functionality. This was piloted in stores in fiscal 2009, with a complete rollout expected to be completed during fiscal 2010. The third initiative was the implementation of an upgrade to our CRM system that will improve data analysis and  the efficiency of our marketing efforts for both brands.

During fiscal 2009, we undertook four key strategic initiatives to help improve the maurices customer experience.  The first was the rollout of our new décor developed in partnership with a third party design firm for new stores and remodels.  The new décor was utilized as we continued our new store expansion with the opening of 49 locations to allow us to continue to grow our market share. The second initiative was Global Store, a new POS application, providing our stores greater functionality. This was piloted in stores in fiscal 2009, with a complete rollout targeted during fiscal 2010.  The third initiative was investing in our DC packing area to allow us to support our store growth and significantly improve labor productivity.  The fourth initiative was focused on continuing the maturation of our 14-24 (Plus Sizes) department.

In fiscal 2008, we introduced a new line of coordinates called YVOS (“Your Very Own Style”). Our YVOS brand is designed to be very stylish and fresh and it creates a bold fashion statement for work and play at an affordable price.  This merchandise is priced 20% to 25% higher than current dressbarn merchandise due to more expensive fabrics, yarns, designs and trims.  Our competitors offer similar styles that are 35% to 40% higher in price than YVOS. The YVOS line of coordinates is now in approximately 50% of our stores.

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, each share of Tween Brands common stock will be exchanged for 0.47 shares of our common stock. Based on our stock price of $13.24 as of June 24, 2009 (the date of the agreement), this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close in the fourth quarter of calendar year 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions.

Results of Operations

We have two reportable segments, dressbarn (which consists of the dressbarn and dressbarn woman brands) and maurices. We believe that maurices is a reportable segment due to management’s review of maurices’ separately available operating results and other financial information used to regularly assess their performance for decision-making purposes.  maurices is discussed separately in the following Management’s Discussion and Analysis, as appropriate.

Fiscal 2009 Compared to Fiscal 2008

Net Sales:
	Fifty-Two Weeks Ended
(Amounts in millions, except for % change amounts)	July 25, 2009	% of Sales	July 26, 2008	% of Sales	% Change

dressbarn	$906.2	60.6%	$887.6	61.5%	2.1%
maurices	588.0	39.4%	556.6	38.5%	5.6%
Consolidated net sales	$1,494.2		$1,444.2		3.5%

Net sales for the fifty-two weeks ended July 25, 2009 increased 3.5% to $1,494.2 million from $1,444.2  million in the prior year.   This increase was mainly driven by a 3.9% square footage increase offset by a comparable store sales decrease of 0.4%.  The same store sales decrease was the result of several factors including decreased customer traffic to our stores and fewer customer transactions.  We believe the decrease in the number of customer transactions was the result of  the continuing economic challenges that are affecting a significant number of our customers.

During fiscal 2009, the dressbarn brand continued to be impacted by the slowdown in consumer spending, however, the dressbarn brand still managed to have positive comparable sales.  The strongest comparable store sales for the fifty-two week period were in the midwest, mid-atlantic and northeast regions. The regions with the weakest comparable store sales were the northwest and southeast. The best performing departments were suit separates, outerwear, shoes and accessories.  The weakest departmental performers were coordinates and casual bottoms.

For the maurices brand, fiscal 2009 comparable sales were down slightly in a very challenging retail environment. The two regions with comparable sales increases were the mid-atlantic and the midwest regions. The regions with the weakest comparable store sales were the southeast, northeast and northwest regions. Strong sales trends were noted for casual tops within the core women’s collections and within the dressier “Wear @ Work” assortment dressy tops performed well. The weakest results came from the dressier club assortment, shoes and a general softening in sales trends of bottoms. For the year, the Plus size collection produced an 18% comparable sales increase.   The growth in the Plus size collection represented approximately two percentage points of the comparable store sales results for fiscal 2009. Knit tops and Denim continue to be the key drivers within the Plus collection.

Revenue also includes income from the non-redemption of a portion of gift cards and gift certificates sold, and merchandise credits issued (gift card breakage). We recognize income on unredeemed gift cards when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions.  During fiscal 2009, we recognized $1.8 million of breakage income related to unredeemed gift cards which included $1.3 million for dressbarn and $0.5 million for maurices.  During fiscal 2008, we recognized $2.2 million of breakage income related to unredeemed gift cards which included $1.8 million for dressbarn and $0.4 million for maurices.

Cost of sales, including occupancy and buying costs, excluding depreciation:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$918.4	$885.9	$32.5	3.7%
As a percentage of sales	61.5%	61.3%

Cost of sales increased by 20 basis points to 61.5% of net sales in the current year period from 61.3% of net sales in the prior year period.  For the dressbarn brand, cost of sales was $568.7 million or 62.7% of net sales, a decrease of 70 basis points as compared to $562.3 million or 63.4% from the same period last year.  This decrease was the result of higher merchandise margins from last year mainly due to lower markdowns.  maurices cost of sales for fiscal 2009 was $349.7 million or 59.5% of net sales as compared to $323.6 million or 58.1% of net sales in fiscal 2008.  The increase in cost of sales as a percentage of sales was primarily the result of higher markdowns and the deleveraging of occupancy costs due to the comparable store sales decline.

SG&A expenses:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$422.4	$397.4	$25.0	6.3%
As a percentage of sales	28.3%	27.5%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased 80 basis points to 28.3% of net sales versus 27.5% last year.  dressbarn SG&A increased 50 basis points to 29.2% of net sales versus 28.7% last year due to increased professional fees relating to the pending Tween Brand, Inc. merger and store impairment charges.  Excluding the professional fees related to the Tween Brands, Inc. merger, SG&A expenses would have been 28.8% of net sales. maurices SG&A was $157.5 million or 26.8% of net sales for fiscal 2009 as compared to $142.7 million or 25.6% of net sales for fiscal 2008.  The increase was primarily attributable to a de-leveraging of payroll and benefits due to the comparable sales decrease coupled with a trade name impairment (described in Note 5 to the Financial Statements). Excluding the trade name impairment SG&A would have been 26.4% of net sales.

Depreciation and amortization:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$48.5	$48.2	$0.3	0.6%
As a percentage of sales	3.2%	3.3%

Depreciation expense increased 0.6% in fiscal 2009 as compared to last year primarily from the net opening of 56 stores, store remodels and relocations, and investment in technology.

Operating income:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$105.0	$112.6	$(7.6)	(6.7)%
As a percentage of sales	7.0%	7.8%

As a result of the above factors, operating income as a percent of net sales was 7.0% for fiscal 2009 compared to 7.8% for fiscal 2008. For the dressbarn brand, operating income as a percent of sales increased to 5.0% versus 4.8% fiscal 2008. For the maurices brand, operating income as a percent of sales decreased to 10.3% versus 12.6% last fiscal year.

Interest income:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$5.4	$7.8	$(2.4)	(30.8)%
As a percentage of sales	0.4%	0.5%

Interest income for the fifty-two week period was $5.4 million as compared to interest income of $7.8 million in fiscal 2008 due to lower interest rate yields in the current year. During fiscal 2009 we adopted a more conservative strategy with investments in higher grade securities with shorter term maturities for greater security and liquidity.

Interest expense:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$(4.8)	$(4.8)	$0.0	0.0%
As a percentage of sales	(0.3)%	(0.3)%

Interest expense for the fiscal year, primarily on our Convertible Senior Notes and the mortgage on our Suffern, NY facilities, remained consistent with the prior fiscal year.

Other income (expense):
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$1.1	$0.5	$0.6	120.0%
As a percentage of sales	0.1%	0.0%

Other income (expense) for the fiscal year was $1.1 million as compared to $0.5 million last year.  The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York. Fiscal 2008 included approximately $1.1 million of a cost basis investment impairment.

Income taxes:

(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$37.0	$42.0	$(5.0)	(11.9)%
As a percentage of sales	2.5%	2.9%

The effective tax rate for fiscal 2009 was 34.7% as compared to 36.2% effective tax rate reported for fiscal 2008.  Refer to Note 11 to the consolidated financial statements for additional details.

Fiscal 2008 Compared to Fiscal 2007

Net Sales:
	Fifty-Two Weeks Ended
(Amounts in millions, except for % change amounts)	July 26, 2008	% of Sales	July 28, 2007	% of Sales	% Change
dressbarn	$887.6	61.5%	$934.8	65.5%	(5.0)%
maurices	556.6	38.5%	491.8	34.5%	13.2%
Consolidated net sales	$1,444.2		$1,426.6		1.2%

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

The effective tax rate for fiscal 2008 did not change from the 36.2% rate reported for fiscal 2007.  Refer to Note 11 to the consolidated financial statements for additional details.

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

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close in the fourth quarter of calendar year 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions.

At July 25, 2009, we had cash, cash equivalents, investment securities and long-term investments of $384.6 million as compared to $278.3 million as of July 26, 2008.  The increase was due primarily to the cash generated by operations of $172.7 million offset by treasury stock purchases of $4.7 million and capital expenditures of $58.4 million.

Net cash provided by operations was $172.7 million for the fifty-two weeks ended July 25, 2009 compared with $145.5 million during last year’s comparable period.  The increase of $27.2 million was primarily driven by the higher level of accounts payable and income taxes payable offset by an increase of merchandise inventories due to earlier shipments of fall merchandise compared to the prior year decrease of inventories due to improved inventory management and aggressive promotions.

Merchandise inventories were $194.0 million at July 25, 2009 compared to $187.0 million at July 26, 2008. The increase is a result of the opening of new stores in fiscal 2009 and the earlier receipt of fall inventory in the dressbarn brand.  We believe current inventory levels are appropriate, based on sales trends and the industry environment.

As of July 25, 2009, $61.7 million was available under a $100.0 million revolving credit facility. The $38.3 million balance of our revolving credit facility consists of $4.2 million of outstanding standby letters of credit, primarily relating to insurance policies, and $34.1 million of trade letters of credit relating to the importation of merchandise. We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.

Net cash used in investing activities for the fifty-two weeks ended July 25, 2009 was $57.0 million consisting primarily of $58.4 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2009. Net cash used in investing activities for the fifty-two weeks ended July 26, 2008 was $46.2 million consisting primarily of  $66.1 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2008. The impact of these reductions was partially offset by net sales of $22.5 million in marketable securities and investments during fiscal 2008.

Our investments are comprised primarily of municipal bonds and a small amount of auction rate securities (“ARS”).  Our ARS are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Until February 2008, the auction rate securities market was highly liquid.  During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders could not sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal, unless a future auction on these investments is successful or they are redeemed by the seller.  We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or until maturity.

As of July 25, 2009, we had approximately $30.8 million of long-term marketable security investments which consisted of $39.9 million of ARS at cost, less a valuation allowance of $9.1 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  If market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.

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

Net cash used by financing activities was $2.2 million during fiscal 2009 while net cash used by financing activities was $39.1 million during fiscal 2008.  Our use of cash was primarily related to the purchases of $4.7 million of treasury stock slightly offset by the exercise of stock options and the related excess tax benefits.

In September 2007, our Board of Directors authorized a $100 million stock buyback program. Purchases of shares of our common stock will be made at our discretion from time to time, subject to market conditions and prevailing market prices.

We anticipate that total capital expenditures for fiscal 2010 will be approximately $55 million.  Of this amount, approximately $48 million is for new store openings, renovations and remodels, and information system upgrades. We plan to open approximately 50 additional stores in the upcoming fiscal year.

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at July 25, 2009.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned merger with Tween Brands, Inc., capital expenditures and all other operating requirements, including those of Tween Brands, Inc.,  and other proposed or contemplated expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 25, 2009 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond

Operating lease obligations	$589,547	$145,797	$219,706	$121,225	$102,819

Mortgage principal	27,263	1,347	2,919	3,246	19,751

Mortgage interest	11,483	1,421	2,616	2,289	5,157

Convertible Senior Notes (1)	115,000	115,000	—	—	—

Convertible Senior Notes interest (1)	44,563	2,875	5,750	5,750	30,188

Total	$787,856	$266,440	$230,991	$132,510	$157,915

(1) Holders of the Convertible Senior Notes may convert their notes into cash and shares of our common stock at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods, if the price of our common stock reaches, or the trading price of the convertible notes falls below, specified thresholds, or upon the event of certain transactions.  As of July 27, 2009 and continuing through October 23, 2009, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ending on July 24, 2009.  Upon conversion, we would deliver cash to the extent of the aggregate principal amount of Convertible Senior Notes to be converted and our conversion obligation.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  Therefore as holders of the Convertible Senior Notes elect to convert their notes, the principal amount of the notes would be currently payable and subsequent associated interest payments would be relinquished. The interest on the Convertible Senior Notes assumes no exercise of the conversion put by the holders. Our Convertible Senior Notes are due in 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 25, 2009.  The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases.  In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year.  Total CAM charges and real estate taxes for fiscal 2009, 2008, and fiscal 2007 were $44.7 million, $41.8 million, and $38.0 million, respectively.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments (2)	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond

Trade letters of credit	$34,107	$34,107	$—	$—	$—

Standby letters of credit	4,188	4,188	—	—	—

Firm purchase orders (1)	6,011	6,011	—	—	—

Total	$44,306	$44,306	$—	$—	$—

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

2.
At July 25, 2009, the liability recorded for uncertain tax positions, including the associated interest and penalties, was approximately $23 million pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”).  In the 12 months succeeding July 25, 2009, audit resolutions could potentially reduce total unrecognized tax benefits by up to $7.5 million. Since the ultimate amount and timing of further cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligation table (See Note 11 to the consolidated financial statements).

Recent Accounting Pronouncements
(Recently Adopted)

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 3 to our consolidated financial statements included elsewhere herein for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with the first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 27, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended July 25, 2009, except for a put option related to our auction rate securities that was recorded in conjunction with a settlement agreement with one of our investment firms, as more fully described in Note 2 to our consolidated financial statements included elsewhere herein.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS No. 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 157-4 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). This FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  FSP FAS 115-2 will be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations, cash flows or financial positions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after July 25, 2009 through September 21, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

Recently Issued

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141 R-1”). FSP 141 R-1 was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied to the pending Tween Brands, Inc. merger, if consummated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). The adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged.  The adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other generally accepted accounting principles in the United States (“GAAP”).  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010), and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) Accounting Principles Board (“APB”) No.14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our Fiscal 2010), and interim periods within those fiscal years. We will adopt the provisions of FSP APB 14-1 on July 26, 2009 and will be required to retroactively apply its provisions. The adoption of FSP APB 14-1 is expected to result in approximately $33.4 million of the carrying value of the 2.5% Convertible Senior Notes to be reclassified to equity as of the December 2004 issuance date. This amount represents the equity component of the proceeds from the notes calculated assuming an 8.0% non-convertible borrowing rate. The discount will be accreted to interest expense over the 7 year period to the first put date of the notes in 2011. Accordingly, beginning in fiscal year 2010, we will revise our consolidated statements of operations to reflect the additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for 2009, 2008, 2007, 2006, and 2005, respectively.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140  (“SFAS No. 166”) ..   SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,  and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”,  to qualifying special-purpose entities.  SFAS No. 166 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 167 on our consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be effective in the first quarter of fiscal 2010.

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

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.  Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate estimates, including those related primarily to merchandise inventories, marketable security investments, long-lived assets, goodwill, insurance reserves,  income taxes and  stock-based employee compensation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of our financial statements.

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

Sales from purchases made with gift cards and gift certificates or by layaway sales are recorded when the customer takes possession of the merchandise.  Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates.  We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions.  Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in prior years.  During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. Gift card breakage is included in net sales in the Consolidated Statement of Operations.

Cash and Cash Equivalents

We consider our highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates market value.  We also consider receivables related to credit card purchases to be equivalent to cash.  The majority of our money market funds at July 25, 2009 were maintained with one financial institution.  We maintain cash deposits and cash equivalents with well-known and stable financial institutions.  However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits.  This represents a concentration of credit risk.  We have not experienced any losses on our deposits of cash and cash equivalents to date.

Investment Securities

We have categorized our current and long-term marketable security investments as available for sale and trading securities which are stated at market value.  The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized.  The amortized cost is adjusted for amortization of premiums and discounts to maturity, with the net amortization included in interest income. During the third quarter of fiscal 2008, we classified our auction rate securities (“ARS”) as long-term.  We have classified our investment in ARS to long-term because of our inability to determine when our investments in ARS would settle. We believe this classification is still appropriate for our fiscal 2009 Consolidated Balance Sheet based on our belief that the market for these instruments may take in excess of twelve months to fully recover due to the current disruptions in the credit markets.  Additionally, we have recognized a $5.4 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government.  Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.  See Note 2 to our consolidated financial statements included elsewhere herein for further detail.

Merchandise Inventories

Our inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory.  The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality.  We include in the cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs, primarily commissions and import fees, all occupancy costs, excluding depreciation, and all costs associated with our buying and distribution functions.  Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.  Physical inventories are conducted in the third and fourth quarters to calculate actual shrinkage and inventory on hand.  Estimates are used to charge inventory shrinkage for the remaining quarters of the fiscal year.  We continuously review our inventory levels to identify slow-moving merchandise and broken assortments, using markdowns to clear merchandise, which reduces the cost of inventories to its estimated net realizable value.  Consideration is given to a number of quantitative factors, including anticipated subsequent markdowns and aging of inventories. To the extent that actual markdowns are higher or lower than estimated, our gross margins could increase or decrease and, accordingly, affect our financial position and results of operations.  A significant variation between the estimated provision and actual results could have a substantial impact on our results of operations.

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

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  As of July 25, 2009 and July 26, 2008, these reserves were $10.4 million and $9.3 million, respectively.  We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business.  We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds.  Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data.  We have stop-loss insurance coverage for individual claims in excess of $250,000.  We believe our accruals for claims and contingencies are adequate based on information currently available.  However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

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

We completed our annual impairment test of indefinite-lived intangible assets as of June 30, 2009 and concluded our Studio Y trade name had an estimated fair value which was less than the book value. We recorded a non-cash impairment charge in the amount of $2.0 million during the fourth quarter of fiscal 2009 relating to this trade name impairment. The results of the goodwill impairment testing as of June 30, 2009 concluded that the goodwill acquired in 2005 had an estimated fair value that significantly exceeded the book value at June 30, 2009.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent and lease incentives” on the Consolidated Balance Sheets and amortize the deferred rent over the terms of the leases as reductions to “Cost of sales including occupancy and buying costs” on the Consolidated Statements of Operations.

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

Leases with Related Parties

We lease two stores from our Chairman or related trusts.  Future minimum rentals under leases with such related parties which extend beyond July 25, 2009 are approximately $312,000 annually and in the aggregate of $0.5 million.  The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts.  Rent expense for fiscal years 2009, 2008, and 2007 under these leases amounted to approximately $337,000, $332,000, and $389,000, respectively.

Stock Based Compensation

Effective July 31, 2005, we adopted SFAS No. 123(R) using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with stock-based awards based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 13 to our consolidated financial statements included elsewhere herein, “Stock- Based Compensation Plans,” for additional information.

Fair Value of Financial Instruments

 Concentration of Credit Risk - Financial Instruments, which potentially subjects us to concentrations of credit risk, are principally bank deposits and short-term security investments.  Cash and cash equivalents are deposited with high credit quality financial institutions.  Short-term investments principally consist of “triple A” or “double A” rated instruments.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.At July 25, 2009 and July 26, 2008 our financial instruments consisted primarily of cash, cash equivalents, current marketable security investments, and payables.  We believe that the carrying value of these assets and liabilities are representative of their respective fair values because of the short maturity of these financial instruments. The Convertible Senior Notes are carried on the cost basis. The market value of the Senior Notes on July 24, 2009 was $176.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of July 25, 2009, we had approximately $30.8 million of  long-term marketable security investments which consisted of $39.9 million of ARS at cost, less a valuation allowance of $9.1 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. See Note 2 “Investment Securities” for additional information.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.  See Note 2 to our consolidated financial statements included elsewhere herein for further detail.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on July 29, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold.

We recorded the cumulative effect of applying FIN 48 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008. See Note 11 to our consolidated financial statements included elsewhere herein, “Income Taxes,” for additional information.

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

Our outstanding long-term liabilities as of July 25, 2009 included $25.9 million of our 5.33% mortgage loan due July 1, 2023.  As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On December 15, 2004, we issued $115 million of convertible senior notes.  As the Convertible Senior Notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. On July 24, 2009, the market value of the Convertible Senior Notes was $176.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

We also entered into a $100 million senior credit facility with a group of banks in December, 2005.  Under that senior credit facility, we have available a revolving credit facility with borrowings of up to $100 million at a variable rate.  At July 25, 2009, we had no outstanding borrowings under the revolving credit facility.  As of July 25, 2009, we had used $38.3 million of the $100.0 million revolving credit facility for outstanding letters of credit leaving a net available balance of $61.7 million.

We held no material options or other derivative instruments at July 25, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 25, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of July 26, 2008,  management concluded that a material weakness pertaining to our internal control over financial reporting was not effective. Management developed a remediation plan to strengthen our internal control over financial reporting relating to accounting for income taxes. The following plan was implemented during fiscal 2009 to remediate the material weakness:

•
In April 2008 we hired an Assistant Vice President of Tax, who has experience in accounting for income taxes.  In fiscal 2009 we filled the remaining open positions in the tax department with professionals trained and experienced in income taxes.

•
We improved the documentation and instituted a more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues;

•	We evaluated and supplemented the resources provided by our external expert; and
•	We accelerated the timing of certain tax review activities during the financial statement closing.

Management has assessed the effectiveness of our internal control over financial reporting as of July 25, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of July 25, 2009.  Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

Except as identified above, there was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the internal control over financial reporting of Dress Barn, Inc. and subsidiaries (the "Company") as of July 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 25, 2009 of the Company and our report dated September 21, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, NY
September 21, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.dressbarn.com, then “Investor Relations”, then under the Investors Relations pull-down menu, click on “Code of Ethics”.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website.  We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 30 Dunnigan Drive, Suffern, NY 10901.

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

ITEM 15.  (b)  LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 10.9, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10) *

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)

10.9	Amendment Number One to 162(m) Executive Bonus Plan, filed herewith

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.13	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13) *

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(14) *

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16) *

10.17	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.18	Credit Agreement dated as of December 21, 2005	(18)

10.19	First Amendment to Credit Agreement dated as of October 25, 2007	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

References as follows:

(1)
The Company’s Report on Form 8-K filed June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex A to the Company’s Proxy Statement, filed November 5, 2008.

(3)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (Exhibit 3.4).

(4)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983 (Exhibits 4 and 10(l)).

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(xx), 10(mm) and 14).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	The Company's Proxy Statement, filed October 31, 2005 (Annex A and Annex B).

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(12)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(13)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002 (Exhibit 10(w)(w)).

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(15)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(16)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(17)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 2, 2005.

(18)	The Company’s Report on Form 8-K filed December 23, 2005 (Exhibit 10.1).

(19)	The Company’s Report on Form 8-K filed November 1, 2007 (Exhibit 99.1).

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

The Dress Barn, Inc.

Date: September 21, 2009	by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board	September 21, 2009

/s/ DAVID R. JAFFE
David R. Jaffe	Director, President and	September 21, 2009
Chief Executive Officer
(Principal Executive Officer)

/s/ BURT STEINBERG
Burt Steinberg	Director and Executive Director	September 21, 2009

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 21, 2009

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 21, 2009

/s/ JOHN USDAN
John Usdan	Director	September 21, 2009

/s/ KATE BUGGELN
Kate Buggeln	Director	September 21, 2009

/s/ ARMAND CORREIA
Armand Correia	Chief Financial Officer	September 21, 2009
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the "Company") as of July 25, 2009 and July 26, 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended July 25, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of July 25, 2009 and July 26, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 25, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, effective July 29, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 21, 2009

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data	July 25, 2009	July 26, 2008

ASSETS
Current Assets:

Cash and cash equivalents	$240,763	$127,226
Investment securities (see Note 2)	112,998	92,697
Merchandise inventories	193,979	186,983
Prepaid expenses and other current assets	17,874	24,882
Total Current Assets	565,614	431,788

Property and Equipment, net (see Note 4)	277,913	274,279
Other Intangible Assets, net (see Note 5)	104,932	107,802
Goodwill (see Note 5)	131,368	130,656
Investment Securities (see Note 2)	30,813	58,404
Deferred Income Tax Assets	3,091	—
Other Assets	18,090	21,530
TOTAL ASSETS	$1,131,821	$1,024,459

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data	July 25, 2009	July 26, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$138,940	$121,084
Accrued salaries, wages and related expenses	32,116	27,934
Other accrued expenses	49,450	50,970
Customer credits	13,999	14,822
Income taxes payable	7,491	—
Current portion of deferred income tax liabilities (see Note 11)	2,775	401
Current portion of long-term debt (see Note 6)	1,347	1,277
Convertible Senior Notes (see Note 6)	115,000	115,000
Total Current Liabilities	361,118	331,488

Long-term debt (see Note 6)	26,062	27,263
Deferred rent and lease incentives	67,772	62,003
Deferred compensation and other long-term liabilities	50,789	44,391
Deferred income tax liabilities (see Note 11)	—	3,232
Total Liabilities	505,741	468,377

Commitments and Contingencies (see Note 12)

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	—	—
Common stock, par value $0.05 per share: Authorized- 165,000,000 shares
Issued- 60,237,797 and 60,359,617 shares, respectively Outstanding- 60,237,797 and 60,359,617 shares, respectively	3,012	3,018
Additional paid-in capital	125,790	115,476
Retained earnings	505,685	440,627
Accumulated other comprehensive (loss) income	(8,407)	(3,039)
Total Shareholders’ Equity	626,080	556,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,131,821	$1,024,459
See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Operations
Amounts in thousands, except per share data
	Fiscal Year Ended

	July 25, 2009	July 26, 2008	July 28, 2007

Net sales	$1,494,236	$1,444,165	$1,426,607
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	918,350	885,927	842,192
Selling, general and administrative expenses	422,372	397,424	383,652
Depreciation and amortization	48,535	48,200	45,791
Operating income	104,979	112,614	154,972

Interest income	5,394	7,817	7,051
Interest expense	(4,795)	(4,825)	(4,883)
Other income	1,062	512	1,382

Earnings before provision for income taxes	106,640	116,118	158,522

Provision for income taxes	36,952	42,030	57,340

Net earnings	$69,688	$74,088	$101,182

Earnings per share:
Basic	$1.16	$1.23	$1.63
Diluted	$1.11	$1.15	$1.45

Weighted average shares outstanding:
Basic	60,044	60,102	62,020
Diluted	62,990	64,467	70,022

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts and shares in thousands)	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 29, 2006	61,716	$3,086	$87,673	$318,380	-	$8	$409,147
Net earnings				101,182			101,182
Unrealized gain on investment securities						31	31
Total comprehensive income							101,213
Issuance of restricted stock	39	2	(2)				-
Restricted stock compensation expense	(5)		1,091				1,091
Tax benefit from exercise of stock options			5,863				5,863
Employee Stock Purchase Plan activity	15	1	298				299
Shares issued pursuant to exercise of stock options	939	46	6,465				6,511
Share based compensation – stock options			5,216				5,216
Purchase of treasury stock	(1,010)				(19,939)		(19,939)
Retirement of treasury stock		(20)		(8,070)	8,090		—
Balance, July 28, 2007	61,694	3,115	106,604	411,492	(11,849)	39	509,401
Net earnings				74,088			74,088
Unrealized (loss) on investment securities						(3,078)	(3,078)
Total comprehensive income							71,010
Adoption of FIN 48				(4,886)			(4,886)
Issuance of restricted stock	54	3	(3)				-
Restricted stock compensation expense	(2)		1,345				1,345
Tax benefit from exercise of stock options			383				383
Employee Stock Purchase Plan activity	23	1	307				308
Shares issued pursuant to exercise of stock options	225	11	1,604				1,615
Share based compensation – stock options			5,236				5,236
Purchase of treasury stock	(1,634)				(28,330)		(28,330)
Retirement of treasury stock		(112)		(40,067)	40,179		—
Balance, July 26, 2008	60,360	3,018	115,476	440,627	—	(3,039)	556,082
Net earnings				69,688			69,688
Unrealized (loss) on investment securities						(5,368)	(5,368)
Total comprehensive income							64,320
Issuance of restricted stock	26	1	(1)				—
Restricted stock compensation expense	(3)		304				304
Tax benefit from exercise of stock options			863				863
Employee Stock Purchase Plan activity	21	1	237				238
Shares issued pursuant to exercise of stock options	380	19	2,638				2,657
Share based compensation – stock options			6,273				6,273
Purchase of treasury stock	(546)				(4,657)		(4,657)
Retirement of treasury stock		(27)		(4,630)	4,657		—
Balance, July 25, 2009	60,238	$3,012	$125,790	$505,685	$—	$(8,407)	$626,080

See notes to consolidated financial statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands	Fiscal Year Ended
	July 25, 2009	July 26, 2008	July 28, 2007

Operating Activities:
Net earnings	$69,688	$74,088	$101,182
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	48,535	48,200	45,791
Impairments and asset disposals	8,291	4,110	2,363
Deferred taxes	2,981	9,999	(1,533)
Deferred rent and other occupancy costs	(4,120)	(4,606)	(4,520)
Share based compensation	6,577	6,612	6,307
Tax benefit on exercise of unqualified stock options	—	—	5,863
Excess tax benefits from stock-based compensation	(863)	(383)	(5,721)
Amortization of debt issuance cost	353	366	372
Amortization of bond premium cost	624	415	108
Change in cash surrender value of life insurance	907	732	(441)
Realized loss on sales of securities	153	304	215
Gift card breakage	(1,788)	(2,184)	(3,724)
Other	18	1,307	(354)
Changes in assets and liabilities:
Merchandise inventories	(6,574)	10,160	(26,656)
Prepaid expenses and other current assets	1,782	(7,084)	2,171
Other assets	(313)	378	450
Accounts payable	17,856	(12,718)	12,604
Accrued salaries, wages and related expenses	4,182	(2,128)	4,358
Other accrued expenses	227	(96)	7,313
Customer credits	965	1,865	2,605
Income taxes payable	13,785	1,642	(8,839)
Deferred rent and lease incentives	9,901	13,157	10,028
Deferred compensation and other long-term liabilities	(476)	1,319	5,290
Total adjustments	103,003	71,367	54,050
Net cash provided by operating activities	172,691	145,455	155,232

See notes to consolidated financial statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands
	Fiscal Year Ended
	July 25, 2009	July 26, 2008	July 28, 2007

Investing Activities:
Purchases of property and equipment	$(58,428)	$(66,097)	$(62,986)
Return of restricted cash	—	—	100
Sales and maturities of investment securities	96,342	307,902	344,097
Purchases of investment securities	(95,427)	(285,354)	(403,090)
Investment in life insurance policies	(177)	(2,108)	(3,279)
Purchases of long-term investments	—	(590)	(2,312)
Proceeds from an insurance settlement	733	—	—
Reimbursement related to acquisition of Maurices Incorporated	—	—	1,910
Net cash used in investing activities	(56,957)	(46,247)	(125,560)

Financing Activities:
Payment of long-term debt	(1,298)	(1,211)	(1,148)
Purchase of treasury stock	(4,657)	(40,179)	(8,090)
Proceeds from Employee Stock Purchase Plan	238	277	299
Excess tax benefits from stock-based compensation	863	383	5,721
Proceeds from stock options exercised	2,657	1,615	6,511
Net cash (used in) provided by financing activities	(2,197)	(39,115)	3,293

Net increase in cash and cash equivalents	113,537	60,093	32,965
Cash and cash equivalents- beginning of year	127,226	67,133	34,168
Cash and cash equivalents- end of year	$240,763	$127,226	$67,133

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$20,016	$37,506	$61,906
Cash paid for interest	$4,365	$4,431	$4,494
Capital expenditures incurred but not yet paid	$5,718	$7,781	$2,290
Treasury shares purchased not settled	$—	$—	$11,849

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries.  All intercompany balances and transactions are eliminated in consolidation.  We report on a 52-53 week fiscal year ending on the last Saturday in July.  Fiscal years 2009, 2008 and 2007 consisted of 52 weeks.

Dunnigan Realty, LLC, our wholly-owned subsidiary, was formed in fiscal 2003 to purchase, own and operate a distribution/office facility in Suffern, New York (the “Suffern facility”), of which the major portion is our corporate offices and dressbarn’s distribution center.  Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from us and two additional tenants that occupy the Suffern facility that are not affiliated with us.  The rental income from the unaffiliated tenants is shown as “other income” on our Consolidated Statements of Operations.  Intercompany rentals between us and Dunnigan Realty, LLC are eliminated in consolidation.

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

(amounts in thousands)	Fiscal Year Ended
	July 25, 2009	July 26, 2008	July 28, 2007
Balance at beginning of period	$1,714	$1,571	$1,550
Additions – charge to income	7,762	7,694	6,760
Adjustments and/or deductions	(7,620)	(7,551)	(6,739)
Balance at end of period	$1,856	$1,714	$1,571

Sales from purchases made with gift cards and gift certificates or by layaway are recorded when the customer takes possession of the merchandise.  Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates.  We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions.  Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in fiscal 2006, or prior years.  During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. Gift card breakage is included in net sales in the Consolidated Statements of Operations.

Cost of Sales, Including Certain Buying, Occupancy and Warehousing Expenses, excluding depreciation

Cost of sales consists of net merchandise costs, including design, sourcing, importing and inbound freight costs, as well as markdowns, shrinkage and promotional costs.  Buying, occupancy and warehousing costs consist of compensation and travel expenses for our buyers and certain senior merchandising executives; rent related to our stores, corporate headquarters, distribution centers and other office space; freight from our distribution centers to the stores; and compensation and supplies for our distribution centers, including purchasing, receiving and inspection costs. Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Segments

Our reportable segments are the dressbarn brands, which are used in 684 Combo stores (a combination of dressbarn and dressbarn woman stores), 120 dressbarn stores, and 34 dressbarn woman stores in 47 states as of July 25, 2009 and the maurices brand, which is used in 721 stores in 44 states as of July 25, 2009.

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

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates market value.  We also consider receivables related to credit card purchases to be equivalent to cash.  The majority of our money market funds at July 25, 2009 were maintained with one financial institution.  We maintain our cash deposits and cash equivalents with well-known and stable financial institutions.  However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk.  With the current financial environment and the instability of financial institutions we cannot be assured that we will not experience losses on our deposits, however, we have not experienced any losses on our deposits of cash and cash equivalents to date.

Investment securities

We have categorized our auction rate securities as available for sale and trading securities, stated at market value.  The unrealized holding gains and losses are included in other comprehensive income, a component of shareholders’ equity, until realized.  The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income.  During third quarter of fiscal 2008, we classified our auction rate securities (“ARS”) as long-term. We believe this classification is still appropriate for our fiscal 2009 Consolidated Balance Sheet based on our belief that the market for these instruments may take in excess of 12 months to fully recover due to the current disruptions in the credit markets.  Additionally, in fiscal 2009, we have recognized a $5.8 million temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government.  Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), and therefore, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our Consolidated Balance Sheets.  See Note 2 for further detail.

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

Impairment of Long-Lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores.  When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations.  Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level.  Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  In addition, we regularly evaluate our computer-related and other assets for recoverability.  Based on the review of certain under performing stores, we recorded impairment charges and store closings expenses that are included in selling, general and administrative expenses of $5.1 million in fiscal 2009, $3.5 million in fiscal 2008,and $1.7 million in fiscal 2007.  These impairment losses reflect the amount of book value over estimated fair market value of store related assets.

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

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities associated with workers’ compensation and employee healthcare benefit claims. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 25, 2009 and July 26, 2008 these reserves were $10.4 million and $9.3 million, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We file a consolidated Federal income tax return.

Additionally, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,  or (FIN 48), on July 29, 2007, the first day of fiscal 2008.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48 we may only recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008. See Note 11, “Income Taxes,” for additional information.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment using a fair value approach on an annual basis, or more frequently if events or circumstances occur that would more likely than not reduce the fair value below the carrying value. We have elected the June 30th of each fiscal year as our measurement date.

The goodwill impairment test is a two-step impairment test. In the first step, we compare the fair value to the carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, we must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities based on their fair value and determining the fair value of the impaired goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

In performing our impairment tests related to goodwill, we determine the fair value of our reporting units using a combination of a discounted cash flow approach and a market value approach. The discounted cash flow approach uses projections of estimated operating results and cash flows and applies a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital used for discounting our cash flow projections. We believe the rate we used is consistent with the risks inherent in our business and with the retail industry. The market value approach estimates fair value by applying cash flow multiples to the operating performance. The multiples are derived from comparable publicly traded companies with similar operating characteristics. The evaluation of goodwill requires us to use significant judgments and estimates, including but not limited to market multiples, projected future revenues and expenses, changes in gross margins, cash flows, and estimates of future capital expenditures. Our estimates may differ from actual results due to, among other things, economic conditions, changes to our business model, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. See Note 5 “Goodwill and Other Intangible Assets,” for additional information.

We have performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, as follows, would not have resulted in a change in conclusion in 2009: 1% increase in the discount rate, 10% decrease in the market approach multiple, 10% decrease in forecasted net income. Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of our trademarks are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales, royalty rates in the category of intellectual property, discount rates, and other variables. Significant differences between these estimates and actual results could materially affect our future financial results. See Note 5 “Goodwill and Other Intangible Assets,” for additional information.

As the retail industry continues to be materially impacted by the deterioration of the U.S. economic environment, we may be required to perform additional interim tests of impairment on our goodwill and intangible assets which may result in significant charges.

Store Preopening Costs

Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Marketing and Advertising Costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place.  Marketing and advertising expenses were $24.5 million for fiscal 2009, $25.1 million for fiscal 2008, and $21.3 million for fiscal 2007.

Operating Leases

We lease retail stores under operating leases.  Most lease agreements contain construction allowances and rent escalations.  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Deferred rent and lease incentives” on the Consolidated Balance Sheets and amortize the deferred rent over the term of the respective lease as reductions to “Cost of sales, including occupancy and buying costs” on the Consolidated Statements of Operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Other accrued expenses” on our Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Operations when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The more significant items subject to such estimates and assumptions include fair value of our equity securities, investment securities, carrying amount of property and equipment, goodwill, other intangible assets, obligations related to employee benefits, inventory valuation, insurance reserves, and accounting for income taxes.  Actual results could differ from those estimates.

Comprehensive Income

Comprehensive (loss)/income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on both current and long-term available-for-sale investment securities.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity.  We have recognized $5.8 million and $3.3 million during the fifty-two weeks ended July 25, 2009 and July 26, 2008, respectively, of a temporary unrealized loss in fair value of our ARS, with an offsetting entry to accumulated other comprehensive (loss) income.

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

During the fifty-two weeks ended July 25, 2009, July 26, 2008, and July 28, 2007 we recognized approximately $6.3 million, $5.3 million, and $5.2 million, respectively, in share-based compensation expense related to stock options. During the fifty-two weeks ended July 25, 2009, July 26, 2008, and July 28, 2007 we recognized approximately $0.3 million, $1.3 million and $1.1 million, respectively, in share-based compensation expense related to restricted stock.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 25, 2009	July 26, 2008	July 28, 2007
Weighted average risk-free interest rate	2.6%	4.1%	4.5%
Weighted average expected life (years)	4.9	4.8	4.7
Expected volatility of the market price of our common stock	40.5%	39.5%	39.5%
Expected dividend yield	0%	0%	0%

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

Fair Value of Financial Instruments

 Concentration of Credit Risk - Financial Instruments, which potentially subjects us to concentrations of credit risk, are principally bank deposits and short-term security investments.  Cash and cash equivalents are deposited with high credit quality financial institutions.  Short-term investments principally consist of “triple A” or “double A” rated instruments.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.At July 25, 2009 and July 26, 2008, our financial instruments consisted primarily of cash, cash equivalents, current marketable security investments, and payables.  We believe that the carrying value of these assets and liabilities are representative of their respective fair values because of the short maturity of these financial instruments. The Convertible Senior Notes are carried on the cost basis. The market value of the Senior Notes on July 24, 2009 was $176.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

As of July 25, 2009, we had approximately $30.8 million of  long-term marketable security investments which consisted of $39.9 million of ARS at cost, less a valuation allowance of $9.1 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities. See Note 2 “Investment Securities” for additional information.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our Consolidated Balance Sheets.  See Note 2 for further detail.

Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock.

Recent Accounting Pronouncements
(Recently Adopted)

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 3 to our consolidated financial statements included elsewhere herein for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with the first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 27, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended July 25, 2009, except for a put option related to our auction rate securities that was recorded in conjunction with a settlement agreement with one of our investment firms, as more fully described in Note 2 to our consolidated financial statements included elsewhere herein.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS No. 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 157-4 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). This FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  FSP FAS 115-2 will be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations, cash flows or financial positions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after July 25, 2009 through September 21, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

Recently Issued

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141 R-1”). FSP 141 R-1 was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied to the pending Tween Brands, Inc. merger, if consummated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). The adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged.  The adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other generally accepted accounting principles in the United States (“GAAP”).  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010), and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) Accounting Principles Board (“APB”) No.14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our Fiscal 2010), and interim periods within those fiscal years. We will adopt the provisions of FSP APB 14-1 on July 26, 2009 and will be required to retroactively apply its provisions. The adoption of FSP APB 14-1 is expected to result in approximately $33.4 million of the carrying value of the 2.5% Convertible Senior Notes to be reclassified to equity as of the December 2004 issuance date. This amount represents the equity component of the proceeds from the notes calculated assuming an 8.0% non-convertible borrowing rate. The discount will be accreted to interest expense over the 7 year period to the first put date of the notes in 2011. Accordingly, beginning in fiscal year 2010, we will revise our consolidated statements of operations to reflect the additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for 2009, 2008, 2007, 2006, and 2005, respectively.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140  (“SFAS No. 166”) .   SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,  and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”,  to qualifying special-purpose entities.  SFAS No. 166 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 167 on our consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be effective in the first quarter of fiscal 2010.

2.	Investment Securities

The following is a summary of our investment securities as of July 25, 2009 and July 26, 2008:
(Amounts in thousands)	July 25, 2009		July 26, 2008
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short term:
Municipal bonds	$101,655	$100,975	$92,642	$92,365
Auction rate securities	4,545	4,545	55	55

Trading securities:
Auction rate securities	6,798	6,798	—	—

Total short term Investment Securities	112,998	112,318	92,697	92,420

Available-for-sale securities long term:
Auction rate securities	30,813	39,900	58,404	61,720

Total long term Investment Securities	30,813	39,900	58,404	61,720

Total Investment Securities	$143,811	$152,218	$151,101	$154,140

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

Disruptions in the credit markets have adversely affected the auction market for ARS. We classify our net $30.8 million investment in available-for-sale ARS as long-term assets on our Consolidated Balance Sheets because of our inability to determine when our investments in ARS would sell. While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected. We determined that the $9.1 million valuation adjustment for the quarter ended July 25, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and therefore, recorded interest income and recorded a corresponding long term other asset. Simultaneously, we transferred these long term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.  The net effect of the initial transaction resulted in an other-than-temporary pre-tax loss of $0.2 million.

At July 25, 2009, the fair value of the auction rate securities and the put option was estimated at $6.8 million and $0.2 million, respectively.  As a result, we recorded a net pre-tax loss of approximately $0.1 million for the fiscal year ended July 25, 2009.  As of July 25, 2009, we classified these trading auction rate securities as short-term securities on our Consolidated Balance Sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our consolidated statements of operations.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”), and related guidance issued by the FASB and the Securities and Exchange Commission (“SEC”) in order to determine if the classification of the impairment is “other-than-temporary”.  An other-than-temporary impairment charge results in a realized loss being recorded in the statements of operations.  Otherwise, the unrealized loss is recorded as a component of other comprehensive (loss) income in shareholders’ equity.  Such an unrealized loss does not affect net income for the applicable accounting period.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

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

We purchase investments and investment securities that have been designated as “available-for-sale” as required by SFAS No. 115. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive (Loss) Income.”  The cost of securities sold is based on the specific identification method.

The estimated fair value and amortized cost of our available-for-sale investment securities and investments by contractual maturities at July 25, 2009 is as follows:

(Amounts in thousands)
Due In	Estimated Fair Value	Amortized Cost
One year or less	$64,136	$63,799
One year through five years	30,833	30,518
Over five years through ten years	2,682	2,665
Over ten years	46,160	55,236
Total	$143,811	$152,218

3.  Measurement of Fair Value

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

As of July 25, 2009, our financial assets utilizing Level 1 are our short term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.  We did not have any financial assets utilizing Level 2 inputs.  Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of securities collateralized primarily by student loans, and a related put option (see Note 2 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The table below provides our disclosure of all financial assets and liabilities as of July 25, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with SFAS No. 159 following the requirements of SFAS No. 157.

Fair Value Measurements as of July 25, 2009
(Amounts in thousands)
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities	$101,655	$—	$35,358	$137,013
Trading securities	—	—	6,798	6,798
Subtotal investment securities	101,655	—	42,156	143,811

Put option	—	—	230	230

Total	$101,655	$—	$42,386	$144,041

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	As of July 25, 2009

Balance at beginning of period, July 27, 2008	$58,459
Realized/Unrealized loss included in earnings *	(352)
Change in temporary valuation adjustment included in other comprehensive loss	(5,771)
Recognition of Put Option	230
Redemptions at par	(10,180)
Balance as of July 25, 2009	$42,386

*	Settlement Agreement- See Note 2 for further detail. Represents the amount of total losses for the period included in earnings relating to assets still held on July 25, 2009.

4. Property and Equipment

Property and equipment consisted of the following:
(Amounts in thousands)	July 25, 2009	July 26, 2008

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,625	53,332
Leasehold Improvements	174,772	163,216
Fixtures and Equipment	215,350	203,782
Information Technology	88,222	80,715
Construction in Progress	17,985	18,429
	556,085	525,605

Less accumulated depreciation and amortization	(278,172)	(251,326)

Property and equipment, net	$277,913	$274,279

We continuously evaluate the recoverability of our long-lived assets. As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $6.3 million during the fifty-two weeks ended July 25, 2009 in our Consolidated Statements of Operations.

5. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated.  The total purchase price was $328.3 million, net of cash acquired.  We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $130.7 million, was allocated to goodwill. Goodwill amortization is deductible for tax purposes. We became a majority owner of an equity investment, therefore, we began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009. This resulted in the recognition of goodwill in the amount of $0.7 million.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and indefinite life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually on or about June 30th or whenever we identify certain triggering events that may indicate as impairment. We assess the fair value of our indefinite-lived intangible assets using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the assets. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. We considered whether specific impairment indicators were present, such as plans to abandon or significantly reduce the use of a trade name (for which there were no such plans). We completed our annual impairment test of indefinite-lived intangible assets as of June 30, 2009 and concluded our Studio Y trade name had an estimated fair value which was less than the book value. We recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses during the fourth quarter of fiscal 2009 relating to this trade name impairment. The results of the goodwill impairment testing as of June 30, 2009 concluded that the goodwill acquired in 2005 had an estimated fair value that significantly exceeded the book value at June 30, 2009.

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology.  Trade names have an indefinite life and therefore are not amortized.  Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized on a straight-line basis over their useful lives.

Other intangible assets were comprised of the following:
(Amounts in thousands)
Description	Expected Life	July 25, 2009	July 26, 2008
Customer Relationship	7 years	$2,200	$2,200
Proprietary Technology	5 years	3,298	3,298
Trade Names	Indefinite	104,000	106,000
Total intangible assets		109,498	111,498

Less accumulated amortization		(4,566)	(3,696)

Intangible assets, net		$104,932	$107,802

Based on our customer relationship and proprietary technology balances as of July 25, 2009, we expect the related amortization expense for the remainder of the three succeeding fiscal years to be approximately $0.5 million in 2010, $0.3 million in 2011 and $0.1 million in 2012.

6. Debt

Our 2.50% Convertible Senior Notes (“Convertible Senior Notes”), which have an aggregate principal amount of $115 million, are due 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.  Each holder of the Convertible Senior Notes has the right to require us to repurchase their notes for cash equal to 100% of the principal amount plus any accrued and unpaid interest on December 15, 2011, December 15, 2014 and December 15, 2019.  Holders may also convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods.  Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value.  As of July 27, 2009 and continuing through October 23, 2009, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ended on July 24, 2009. As a result of the conversion criteria being met as of July 25, 2009 and July 26, 2008, combined with the ability of the holders, at their option, to convert their notes, the Company has classified the Convertible Senior Notes as current liabilities in the accompanying Consolidated Balance Sheets.  On July 24, 2009, the market value of the Convertible Senior Notes was $176.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

On December 21, 2005, we entered into a credit agreement with several lenders (the “Credit Agreement”). Our credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million.  The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions.  Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%.  The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio.  The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the Credit Agreement.  As of July 25, 2009, $61.7 million was available under the Credit Agreement, which represents the $100.0 million from our senior secured revolving credit facility less $38.3 million of outstanding letters of credit at July 25, 2009.

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

Debt consists of the following:

Debt consists of the following:
	July 25,	July 26,
(Amounts in thousands)	2009	2008
Dunnigan Mortgage	$27,263	$28,540
Convertible Senior Notes	115,000	115,000
Other	146	—
	$142,409	$143,540

Less: current portion	(116,347)	(116,277)
Total long-term debt	$26,062	$27,263

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, excluding the Convertible Senior Notes which are payable on demand, is as follows: $1.3 million, $1.4 million, $1.5 million, $1.6 million, $1.7 million and $19.8 million, respectively. Currently, the $115.0 million of Convertible Senior Notes is not a scheduled payment.

Interest expense relating to the above debt was approximately $4.4 million for the fiscal year ended July 25, 2009, $4.4 million for the fiscal year ended July 26, 2008, and $4.5 million for the fiscal year ended July 28, 2007  Fees related to the Credit Agreement and the Senior Credit Facility totaled $0.2 million for the fiscal year ended July 25, 2009, $0.3 million for the fiscal year ended July 26, 2008, and $0.3 million for the fiscal year ended July 28, 2007.

7.  Comprehensive Income (Loss)

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes our net earnings and unrealized gains and losses on available-for-sale investment securities.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated other comprehensive (loss) income in shareholders’ equity.  We have recognized a $5.8 million temporary unrealized loss in fair value of our ARS, partially offset by an unrealized gain of $0.4 million from our short term investments which is reflected in our accumulated other comprehensive (loss) income.  See Note 2 “Investments Securities” for additional information.  Comprehensive income for all periods presented is comprised of the following:

	Fiscal Year Ended
(Amounts in thousands)	July 25, 2009	July 26, 2008	July 28, 2007

Net earnings	$69,688	$74,088	$101,182
Unrealized (loss) gain on investments securities, net of taxes	(5,368)	(3,078)	31
Other Comprehensive income	$64,320	$71,010	$101,213

8. Stock Repurchase Program

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

The total purchases for the fiscal year ended July 25, 2009 were 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

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

9. Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share is the conversion obligation of the Convertible Senior Notes to the extent dilutive. See Note 6 “Debt” for additional information.

Components of basic and diluted earnings per share were as follows:
	Fiscal Year Ended
(Amounts in thousands, except earnings per share)	July 25, 2009	July 26, 2008	July 28, 2007

Net earnings	$69,688	$74,088	$101,182

Weighted-average shares outstanding during period on which basic earnings per share is calculated	60,044	60,102	62,020

Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	2,946	4,365	8,002

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	62,990	64,467	70,022

Earnings per share:
Basic	$1.16	$1.23	$1.63
Diluted	$1.11	$1.15	$1.45

The Convertible Senior Notes were dilutive at July 25, 2009, July 26, 2008 and July 28, 2007 as the average price of our stock was more than the conversion price of the Convertible Senior Notes for the year, in accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.  The number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 1,660,000 shares for fiscal 2009, approximately 2,866,000 shares for fiscal 2008, and approximately 5,565,000 shares for fiscal 2007.  The dilutive effect of the Convertible Senior Notes in fiscal 2009 was lower since it is directly related to the lower average market price of fiscal 2009.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
(Amounts in thousands)	July 25, 2009	July 26, 2008	July 28, 2007

Shares excluded from calculation of diluted earnings per share	3,088	1,761	561

10. Employee Benefit Plans

We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees.  We also sponsor an Executive Retirement Plan for certain officers and key executives. Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral.  During fiscal 2009, 2008 and 2007, we incurred expenses of approximately $2,231,000, $2,925,000 and $3,794,000, respectively, relating to the contributions to and administration of the above plans.  These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1.  We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  We do not provide any additional postretirement benefits.

11. Income Taxes

The components of the provision for income taxes were as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 25, 2009	July 26, 2008	July 28, 2007

Federal:
Current	$28,166	$26,407	$48,513
Deferred	1,644	12,083	(1,366)
	29,810	38,490	47,147
State:
Current	5,807	5,625	10,360
Deferred	1,335	(2,085)	(167)
	7,142	3,540	10,193

Provision for income taxes	$36,952	$42,030	$57,340

Significant components of our deferred tax assets and liabilities were as follows:

(Amounts in thousands)	July 25, 2009	July 26, 2008

Deferred tax assets:
Inventory capitalization and inventory-related items	$5,558	$5,022
Capital loss carryover and unrealized losses	4,680	998
Accrued payroll & benefits	17,159	14,090
Share based compensation	6,873	5,341
Straight-line rent	10,706	10,068
Federal benefit of uncertain tax positions	9,818	5,580
Other items	6,231	8,083
Total deferred tax assets	61,025	49,182
Deferred tax liabilities:
Depreciation	10,798	13,372
Intangibles	26,788	22,348
Interest	11,570	9,056
Other items	6,089	5,511
Total deferred tax liabilities	55,245	50,287
Valuation allowance	(5,464)	(2,528)
Net deferred tax assets (liabilities)	$316	$(3,633)

The fiscal 2009 total net deferred tax liability is presented on our Consolidated Balance Sheet as a long term asset of $3.1 million and as a current liability of $2.8 million.  The fiscal 2008 total net deferred tax liability is presented on our Consolidated Balance Sheet as a long term liability of $3.2 million and as a current liability of $0.4 million.

The Company assessed the ability to utilize its capital loss carryovers, as well as ability to realize the benefit of unrealized losses sustained in the current period, and concluded that a valuation allowance is required against the related tax assets. The Company established a valuation allowance of approximately $3.0 million during the year that relates to net operating loss carryovers, and unrealized losses on investments. The valuation allowance had a balance of $5.5 million at July 25, 2009 and $2.5 million at July 26, 2008.

The classification of deferred tax assets and deferred tax liabilities were as follows:

(Amounts in thousands)	July 25, 2009	July 26, 2008

Total current deferred tax assets	$14,884	$13,804
Total non-current deferred tax assets	40,677	32,850
Total deferred tax assets	$55,561	$46,654

Total current deferred tax liabilities	$17,659	$14,205
Total non-current deferred tax liabilities	37,586	36,082
Total deferred tax liabilities	$55,245	$50,287

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:
	Fiscal Year Ended

	July 25, 2009	July 26, 2008	July 28, 2007
Statutory tax rate	35.0%	35.0%	35.0%
State taxes – net of federal benefit	4.4%	4.3%	4.3%
Tax-exempt interest	(1.2)%	(2.0)%	(1.5%
Net change in the Fin 48 Reserve	(4.8)%	(4.2)%	—%
Valuation allowance – capital losses	0.7%	0.9%	—%
Non-deductible acquisition costs	0.4%	—%	—%
Other – net	0.2%	2.2%	(1.6)%
Effective tax rate	34.7%	36.2%	36.2%

We adopted FIN 48 on July 29, 2007 and as of the adoption date, we had recorded unrecognized tax benefits of $27.2 million, of which $19.4 million, if recognized, would affect the effective tax rate. At July 25, 2009, the liability for income taxes associated with uncertain tax positions was $23.3 million, of which $13.5 million, if recognized, would affect the effective tax rate.

We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. Our gross liability as of July 26, 2008 of $18.1 million includes accrued interest of $3.6 million and penalties of $0.5 million. The liability as of July 25, 2009 of $23.3 million includes accrued interest of $3.5 million and penalties of $1.7 million. During the year ended July 25, 2009, we recognized a tax benefit of $0.1 million attributable to interest and tax expense of $1.2 million attributable to penalties for a total expense of $1.1 million related to increases in its liability for uncertain tax positions.

            A recent event caused the Company to change its settlement posture in regard to an uncertain tax position which led to a release of tax reserves of $3.3 million and a transfer to current taxes of $3.2 million; these amounts make up a significant portion of the $6.9 million decrease in prior years taxes included in the tabular disclosure.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax liability excluding interest and penalties is as follows:

Total

Gross liability for unrecognized tax benefit at July 26, 2008	$14.0
Increases related to tax positions in prior years	11.9
Decreases related to tax positions in prior years	(6.9)
Decreases related to settlements	(0.2)
Decreases related to lapse in statute of limitations	(2.2)
Increases related to current year tax positions	1.5
Gross liability for unrecognized tax benefit at July 25, 2009	$18.1

We believe it is reasonably possible that there will be a $7.5 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions. We file income tax returns in the U.S. federal jurisdiction and various tax jurisdictions. Federal periods that remain subject to examination include fiscal 2006 to fiscal 2008 and state jurisdictions that remain subject to examination range from fiscal 2004 to 2008, with few exceptions.

12. Commitments and Contingencies

Lease commitments

We lease all of our stores.  Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs.  Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease.  Some of these leases have provisions for rent escalations during the initial term.  We receive rental income and reimbursement for taxes and common area maintenance charges primarily from two tenants that occupy a portion of the Suffern facility that are not affiliated with us.  The rental income from the other tenants is shown as “other income” on our Consolidated Statements of Operations.  In addition, the operating leases have been reduced by our sublease revenue annually by $1.8 million through fiscal 2012.

A summary of occupancy costs follows:
	Fiscal Year Ended
(Amounts in thousands)	July 25, 2009	July 26, 2008	July 28, 2007

Base rentals	$143,697	$137,398	$126,275
Percentage rentals	3,465	3,260	4,113
Other occupancy costs	49,131	46,174	41,909
	196,293	186,832	172,297
Less: Rental income from third parties	(1,813)	(1,821)	(1,659)
Total	$194,480	$185,011	$170,638

The following is a schedule of future minimum rentals under noncancelable operating leases as of July 25, 2009,
(amounts in thousands):

Fiscal Year	Total
2010	$145,797
2011	122,352
2012	97,354
2013	71,474
2014	49,750
Subsequent years	102,820
Total future minimum rentals	$589,547

Although we have the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

We lease two stores from our Chairman or related trusts.  Future minimum rentals under leases with such related parties which extend beyond July 25, 2009, included in the above schedule, are approximately $312,000 annually and in the aggregate $0.5 million.  The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts.  Rent expense for fiscal years 2009, 2008 and 2007 under these leases amounted to approximately $337,000, $332,000, and $389,000, respectively.

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

Legal Preceedings

We are subject to ordinary routine litigation incidental to our business.  Although the outcome of such items cannot be determined with certainty, in our opinion, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

13. Stock-Based Compensation Plans

Our 2001 Stock Incentive Plan provides for the granting of either ISO’s or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of 6 million shares to be available for issuance (for a total of 12 million, after giving effect to a 2 for 1 stock split payable March 31, 2006) under the 2001 Stock Incentive Plan.  As of July 25, 2009, there were approximately 4.1 million shares under the 2001 plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.  Refer to the Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income for new shares of common stock issued in fiscal 2009, fiscal 2008 and fiscal 2007.

Stock option awards outstanding under our current plans have generally been granted at exercise prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.  Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of July 25, 2009, there was $16.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. The total intrinsic value of options exercised during fiscal 2009 was approximately $3.2 million, fiscal 2008 was approximately $1.6 million, and during fiscal 2007 was approximately $14.8 million.  The total fair value of options that vested during fiscal 2009, fiscal 2008 and fiscal 2007, was approximately $5.0 million, $5.4 million, and $5.5 million, respectively.

The following table summarizes the activities in all Stock Option Plans and changes during fiscal 2009:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding – beginning of year	5,850,968	$11.05
Granted	1,807,505	14.98
Cancelled	(85,950)	15.73
Exercised	(380,420)	6.98

Outstanding end of year	7,192,103	$12.20

Options exercisable at year-end	3,647,636	$9.68
Weighted-average fair
value of options granted
during the year		$5.73

At July 25, 2009, we had 6,867,663 options vested and expected to vest with an aggregate intrinsic value of $28.0 million and a weighted-average remaining contractual term of 6.1 years.  At July 26, 2008, we had 5,609,267 options vested and expected to vest with an aggregate intrinsic value of $28.2 million and a weighted-average remaining contractual term of 6.1 years.  At July 28, 2007, we had 5,354,865 options vested and expected to vest with an aggregate intrinsic value of $46.2 million and a weighted-average remaining contractual term of 7.2 years.

The following table summarizes information about stock options outstanding at July 25, 2009:

Range of Exercise Prices	Number Outstanding as of July 25, 2009	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of July 25, 2009	Weighted Average Exercise Price

$2.85 – $5.19	541,775	0.5 years	$3.93	541,775	$3.93
$5.20 – $8.19	1,535,079	3.8 years	7.09	1,436,379	7.01
$8.20 – $12.93	2,134,628	6.2 years	11.58	1,217,428	11.51
$12.94 – $23.30	2,980,621	8.6 years	16.78	452,054	20.10

$2.85 - $23.30	7,192,103	6.2 years	$12.20	3,647,636	$9.68

The options exercisable at July 25, 2009, have an aggregate intrinsic value of $23.3 million and a weighted average contractual term of 4.5 years.

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally five years.  As of July 25, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.  The total fair value of the restricted stock awards recognized as compensation expense during the fifty-two weeks ended July 25, 2009, July 26, 2008, and July 28, 2007 was $ 0.3 million, $1.3 million, and $1.1million, respectively.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 26, 2008	140,524	$16.12
Granted	26,000	14.12
Vested	(51,943)	14.34
Forfeited	(3,000)	14.39
Restricted stock awards at July 25, 2009	111,581	$16.53

Our Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of our common stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  During the fifty-two weeks ended July 25, 2009, we sold approximately 21,000 shares to employees at an average discount of $1.29 per share under the Employee Stock Purchase Plan.  The compensation expense recognized for the discount given under the Employee Stock Purchase Plan was approximately $27,000 for the fifty-two weeks ended July 25, 2009.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows.  For the 52 weeks ended July 25, 2009, excess tax benefits realized from the exercise of stock options was $0.9 million.

14. Acquisition of Tween Brands, Inc.

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, each share of Tween Brands common stock will be exchanged for 0.47 shares of our common stock. Based on our stock price of $13.24 as of June 24, 2009 (the date of the agreement), this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close in the fourth quarter of calendar year 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions.

15. Segments

Our reportable segments are the dressbarn segment, which are used in 684 Combo stores (a combination of dressbarn and dressbarn woman stores), 120 dressbarn stores and 34 dressbarn woman stores in 47 states as of July 25, 2009 and the maurices segment, which is used in 721 stores in 44 states as of July 25, 2009.  We completed the acquisition of Maurices Incorporated in January 2005.

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

Information on the dressbarn and maurices net sales and the reconciliation to operating earnings, are as follows:

(Amounts in millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net sales
dressbarn	$906.2	$887.6	$934.8
maurices	588.0	556.6	491.8
Consolidated net sales	$1,494.2	$1,444.2	$1,426.6

Operating income
dressbarn	$44.9	$42.8	$94.9
maurices	60.1	69.8	60.1
Consolidated operating income	105.0	112.6	155.0
Interest income	5.4	7.8	7.0
Interest expense	(4.8)	(4.8)	(4.9)
Other income	1.0	0.5	1.4
Earnings before provision for income taxes	$106.6	$116.1	$158.5

Depreciation and amortization
dressbarn	$28.0	$27.8	$28.1
maurices	20.5	20.4	17.7
Consolidated depreciation and amortization	$48.5	$48.2	$45.8

Capital expenditures
dressbarn	$27.3	$34.4	$37.7
maurices	31.1	31.7	25.3
Consolidated capital expenditures	$58.4	$66.1	$63.0

(Amounts in millions)	July 25, 2009	July 26, 2008
Total assets
dressbarn	$949.1	$850.0
maurices	182.7	174.5
Total assets	$1,131.8	$1,024.5

Merchandise inventories
dressbarn	$126.1	$117.9
maurices	67.9	69.1
Total merchandise inventories	$194.0	$187.0

16. Quarterly Results of Operations (UNAUDITED)

 (Amounts in thousands, except per share data)
Fiscal Year Ended July 25, 2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$398,928	$375,709	$343,201	$376,398
Cost of sales, including occupancy and buying costs
(excluding depreciation)	237,994	220,642	230,516	229,198
Income tax expense/ (benefit) (1)	8,570	15,986	(657)	13,053
Net earnings/ (loss)	$26,421	$23,851	$(1,068)	$20,484

Earnings per share
Basic	$0.44	$0.40	$(0.02)	$0.34
Diluted	$0.41	$0.39	$(0.02)	$0.32

Fiscal Year Ended July 26, 2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$382,303	$352,570	$345,568	$363,724
Cost of sales, including occupancy and buying costs
(excluding depreciation)	231,309	206,571	223,832	224,215
Income taxes (2)	14,515	12,712	2,529	12,274
Net earnings	$22,114	$24,937	$7,414	$19,623

Earnings per share
Basic	$0.37	$0.41	$0.12	$0.33
Diluted	$0.34	$0.39	$0.12	$0.30

(1)	The income tax provision for the fourth quarter of fiscal 2009 was favorably impacted by the tax benefit of prior year’s tax positions in the amount of $5.1 million.
(2)
The income tax provision for the second quarter of fiscal 2008 was favorably impacted by the reversal of  $1.9 million of uncertain tax positions following a state administrative ruling that reduced our potential exposure for taxes and interest in that state.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference From

2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10) *

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)

10.9	Amendment Number One to 162(m) Executive Bonus Plan, filed herewith

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.13	Employment Agreement dated August 28, 2002 with Vivian Behrens	(13) *

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(14) *

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16) *

10.17	The Dress Barn Inc. 2.5% Convertible Senior Notes due 2024	(17)

10.18	Credit Agreement dated as of December 21, 2005	(18)

10.19	First Amendment to Credit Agreement dated as of October 25, 2007	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

References as follows:
(1)
The Company’s Report on Form 8-K filed June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex A to the Company’s Proxy Statement, filed November 5, 2008.

(3)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (Exhibit 3.4).

(4)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983 (Exhibits 4 and 10(l)).

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(xx), 10(mm) and 14).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	The Company's Proxy Statement, filed October 31, 2005 (Annex A and Annex B).

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(12)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(13)	The Company's Quarterly Report on Form 10-Q for the quarter ended October 26, 2002 (Exhibit 10(w)(w)).

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(15)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(16)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(17)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-124512) filed on May 2, 2005.

(18)	The Company’s Report on Form 8-K filed December 23, 2005 (Exhibit 10.1).

(19)	The Company’s Report on Form 8-K filed November 1, 2007 (Exhibit 99.1).