Form 10-Q
period 2009-10-24
DRESS BARN INC
filed 2009-11-24
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 24, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-11736

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The Registrant had 60,990,966 shares of common stock outstanding as of November 20, 2009.

THE DRESS BARN, INC
FORM 10-Q
QUARTER ENDED OCTOBER 24, 2009
TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	October 24, 2009	July 25, 2009

ASSETS
Current Assets:

Cash and cash equivalents	$283,571	$240,763
Investment securities	106,199	112,998
Merchandise inventories	181,136	193,979
Prepaid expenses and other current assets	17,182	19,041
Total Current Assets	588,088	566,781

Property and Equipment, net	278,803	277,913
Other Intangible Assets, net	102,750	104,932
Goodwill	130,656	130,656
Investment Securities	27,487	30,813
Deferred Income Taxes	1,571	3,091
Other Assets	15,689	14,986
TOTAL ASSETS	$1,145,044	$1,129,172

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	October 24, 2009	July 25, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$112,970	$138,940
Accrued salaries, wages and related expenses	31,979	32,116
Other accrued expenses	52,320	49,450
Customer credits	13,958	13,999
Income taxes payable	13,602	7,491
Current portion of deferred income taxes	6,916	7,405
Current portion of long-term debt	1,365	1,347
Convertible Senior Notes	102,654	101,354
Total Current Liabilities	335,764	352,102

Long-term debt	25,708	26,062
Deferred rent and lease incentives	69,009	67,772
Deferred compensation and other long-term liabilities	52,185	50,789
Total Liabilities	482,666	496,725

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	—	—
Common stock, par value $0.05 per share: Authorized- 165,000,000 shares
Issued and outstanding - 60,904,560 and 60,237,797 shares, respectively	3,046	3,012
Additional paid-in capital	152,589	145,277
Retained earnings	515,439	493,767
Accumulated other comprehensive (loss)	(7,392)	(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	663,682	633,649
Noncontrolling Interest	(1,304)	(1,202)
Total Shareholders’ Equity	662,378	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,145,044	$1,129,172

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	October 24, 2009	October 25, 2008

Net sales	$404,089	$376,398
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	240,292	229,198
Selling, general and administrative expenses	113,771	102,688
Depreciation and amortization	12,211	12,204
Operating income	37,815	32,308

Interest income	715	2,002
Interest expense	(2,560)	(2,480)
Other income	547	453
Earnings before provision for income taxes	36,517	32,283

Provision for income taxes	14,845	12,557

Net earnings	$21,672	$19,726

Earnings per share:
Basic	$0.36	$0.33
Diluted	$0.33	$0.30

Weighted average shares outstanding:
Basic	60,577	60,337
Diluted	66,503	64,901

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
 (Amounts and shares in thousands)

	Shares Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total The Dress Barn Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance, July 25, 2009	60,238	$3,012	$145,277	$493,767	$(8,407)	$663,649	$(1,202)	$632,447

Net earnings				21,672		21,672		21,672
Unrealized gain on investment securities					1,015	1,015		1,015
Total comprehensive income						22,687		22,687

Change in noncontrolling interest						—	(102)	(102)
Issuance of restricted stock	38	2	(2)			—		—
Restricted stock compensation expense			(251)			(251)		(251)
Tax benefit from exercise of stock options			2,194			2,194		2,194
Employee Stock Purchase Plan activity	4		55			55		55
Shares issued pursuant to exercise of stock options	625	32	3,682			3,714		3,714
Share based compensation – stock options			1,634			1,634		1,634

Balance, October 24, 2009	60,905	$3,046	$152,589	$515,439	$(7,392)	$663,682	$(1,304)	$662,378

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Thirteen Weeks Ended
	October 24, 2009	October 25, 2008

Operating Activities:

Net earnings	$21,672	$19,726

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,211	12,204
Asset impairments and disposals	2,294	1,682
Deferred taxes	1,031	1,655
Deferred rent and other occupancy costs	(1,381)	(329)
Share-based compensation	1,769	1,549
Deferred share-based compensation benefit	(386)	(317)
Excess tax benefits from share-based compensation	(2,194)	(410)
Amortization of debt issuance costs	142	134
Amortization of convertible senior notes discount	1,300	1,202
Cash surrender value of life insurance	(549)	1,764
Gift card breakage	(259)	(440)
Other	52	342

Changes in assets and liabilities:
Merchandise inventories	12,843	301
Prepaid expenses and other current assets	1,769	4,670
Other assets	(177)	108
Accounts payable	(25,970)	(9,757)
Accrued salaries, wages and related expenses	(137)	809
Other accrued expenses	2,009	3,885
Customer credits	218	(145)
Income taxes payable	8,305	4,074
Deferred rent and lease incentives	2,639	2,504
Deferred compensation and other long-term liabilities	1,396	(2,847)
Total adjustments	16,925	22,638

Net cash provided by operating activities	38,597	42,364

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Thirteen Weeks Ended
	October 24, 2009	October 25, 2008

Investing Activities:
Cash paid for property and equipment	(12,352)	(18,150)
Redemption of available-for-sale investment securities	30,139	21,269
Purchases of available-for-sale investment securities	(19,174)	(28,345)
Investment in life insurance policies	(29)	—
Net cash used in investing activities	(1,416)	(25,226)

Financing Activities:
Repayments of long-term debt	(336)	(316)
Purchase of treasury stock	—	(1,413)
Proceeds from employee stock purchase plan purchases	55	61
Excess tax benefits from share-based compensation	2,194	410
Proceeds from stock options exercised	3,714	1,169
Net cash provided by (used in) financing activities	5,627	(89)

Net increase in cash and cash equivalents	42,808	17,049
Cash and cash equivalents - beginning of period	240,763	127,226
Cash and cash equivalents - end of period	$283,571	$144,275

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$6,054	$533
Cash paid for interest	$362	$379
Accrual for capital expenditures	$6,579	$4,663
Treasury shares purchased not settled	$—	$2,227

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2009 (“our 10-K”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 25, 2009 Condensed Consolidated Balance Sheets amounts have been derived from audited financial statements included in our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cost of sales consists of all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation and all buying and occupancy costs, in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation. We include depreciation related to our distribution centers and corporate headquarters in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

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

Subsequent Events

In preparing the accompanying financial statements, we evaluated events occurring between the end of our fiscal quarter, October 24, 2009 and November 24, 2009 when the financial statements were issued.  See Note 15 to our Condensed Consolidated Financial Statements.

2.  Change in Accounting Principles

Change in method of accounting for noncontrolling interest
Effective July 26, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) authoritative guidance ASC 810-10, Consolidation – Overall, related to the accounting on noncontrolling interests in consolidated financial statements (formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”)).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  This guidance became effective beginning with our first quarter in fiscal 2010.  The guidance requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented.  Noncontrolling interest of $0.7 million, previously recorded as goodwill, was reclassed to our stockholders’ equity section resulting in the noncontrolling interest balance of $1.2 million, at July 25, 2009 in our Condensed Consolidated Balance Sheets.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and it did not affect our cash flows.  See tables below for further information related to our adoption.

Noncontrolling interest amounts of $0.1 million and $0.2 million, for the thirteen weeks ended October 24, 2009 and October 25, 2008, respectively, are not presented separately in the Condensed Consolidated Statements of Operations due to immateriality, but are reflected within the “other income” line item.

Change in method of accounting for convertible senior notes
In May 2008, the FASB issued ASC 470-20 Debt - Debt with Conversion and Other Options, new accounting guidance on debt with conversion and other options (formerly known as FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion).  This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance requires retrospective application of its provisions and it does not affect our cash flows.

Since our 2.5% Convertible Senior Notes due December 2024 are within the scope of this guidance, we adopted this guidance on July 26, 2009, and accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks ended October 25, 2008 on a retrospective basis. Upon adoption, we estimated the fair value, as of the date of issuance, of our 2.5% convertible senior notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount is being accreted to interest expense over the seven-year period to the first put date of the notes in 2011, resulting in an increase in non-cash interest expense in prior and future periods. The retrospective application to our Condensed Consolidated Statements of Operations resulted in an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for the fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.  Additionally, the retrospective application to our quarterly statements resulted in a pre-tax non-cash interest expense of $1.4 million for the thirteen weeks ending October 24, 2009 and $1.3 million for the thirteen weeks ending October 25, 2008.

The following tables provide additional information about our 2.5% Convertible Senior Notes.
(Amounts in thousands)	October 24, 2009	July 25, 2009
Carrying amount of the equity component (additional paid-in capital)	$33,406	$33,406
Principal amount of the convertible senior notes	$115,000	$115,000
Unamortized discount of the liability component	$12,346	$13,646
Net Carrying amount of the liability component	$102,654	$101,354

	October 24, 2009	October 25, 2008
Effective interest rate on the liability component	8.0%	8.0%
Cash interest expense recognized **	$—	$—
Non-cash interest expense recognized	$1,411	$1,304
** interest payments are made every December 15th and June 15th

The remaining period over which the unamortized discount will be recognized is 2.5 years.  As of October 24, 2009, the if-converted value of the notes did not exceed its principal amount.

The following tables set forth the effect of the retrospective application on certain previously reported items in accordance with the new accounting guidance on debt with conversions and other options, and the new accounting guidance on noncontrolling interest in consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	Previously Reported	Convertible	Non- controlling
	Consolidated	Senior Note	Interest	Consolidated
	July 25, 2009	Impact	Impact	July 25, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$240,763	$—	$—	$240,763
Investment securities	112,998			112,998
Merchandise inventories	193,979			193,979
Prepaid expenses and other current assets	17,874	1,167		19,041
Total Current Assets	565,614	1,167	—	566,781

Property and Equipment, net	277,913			277,913
Other Intangible Assets, net	104,932			104,932
Goodwill	131,368		(712)	130,656
Investment Securities	30,813			30,813
Deferred Income Tax	3,091			3,091
Other Assets	18,090	(3,104)		14,986
TOTAL ASSETS	$1,131,821	$(1,937)	$ (712)	$1,129,172

(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	Previously Reported	Convertible	Non- controlling
	Consolidated	Senior Note	Interest	Consolidated
	July 25, 2009	Impact	Impact	July 25, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$138,940	$—	$—	$138,940
Accrued salaries, wages and related expenses	32,116			32,116
Other accrued expenses	49,450			49,450
Customer credits	13,999			13,999
Income taxes payable	7,491			7,491
Current portion of deferred income tax	2,775	4,630		7,405
Current portion of long-term debt	1,347			1,347
Convertible senior notes	115,000	(13,646)		101,354
Total Current Liabilities	361,118	(9,016)	—	352,102

Long-term debt	26,062			26,062
Deferred rent and lease incentives	67,772			67,772
Deferred compensation and other long-term liabilities	50,789			50,789
Total Liabilities	505,741	(9,016)	—	496,725

Commitments and Contingencies

Preferred stock	—			—
Common stock	3,012			3,012
Additional paid-in capital	125,790	19,487		145,277
Retained earnings	505,685	(12,408)	490	493,767
Accumulated other comprehensive (loss)	(8,407)			(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	626,080	7,079	490	633,649
Noncontrolling Interest	—	—	(1,202)	(1,202)
Total Shareholders’ Equity	626,080	7,079	(712)	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,131,821	$(1,937)	$(712)	$1,129,172

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations  (unaudited)
(Amounts in thousands, except per share data)

	For the Thirteen Weeks Ended October 25, 2008
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$376,398	$—	$376,398
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separate below)	229,198		229,198
Selling, general and administrative expenses	102,688		102,688
Depreciation and amortization	12,204		12,204
Operating income	32,308	—	32,308

Interest income	2,002		2,002
Interest expense	(1,226)	(1,254)	(2,480)
Other income	453		453
Earnings before provision for income taxes	33,537	(1,254)	32,283

Provision for income taxes (benefit)	13,053	(496)	12,557

Net earnings	$20,484	$(758)	$19,726

Earnings per share:
Basic	$0.34	$(0.01)	$0.33
Diluted *	$0.32	$(0.01)	$0.30

Weighted average shares outstanding:
Basic	60,337	60,337	60,337
Diluted	64,901	64,901	64,901

*	Amounts do not add across due to rounding.

3.  Recent Accounting Pronouncements

Recently Adopted

The FASB has codified a single source of U.S. Generally Accepted Accounting Principles (US GAAP), the Accounting Standards Codification™  (Codification).  The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009, including our first quarter of fiscal 2010.  The Codification is for disclosure purposes only and did not impact our financial position, results of operations or cash flows.  Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The accounting guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010).  We will begin to apply this guidance to any business combinations beginning with fiscal 2010.

In February 2008, the FASB issued new accounting guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This guidance became effective beginning with our fiscal year 2010.  The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance on derivatives and hedging.  The new accounting guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged.  The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued new accounting guidance on intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset and to improve the period of expected cash flows used to measure the fair value.  The guidance applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010), and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets, effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). This new guidance improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.   We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial statements.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value, effective for the first reporting period, including interim periods, beginning after issuance (our 2nd quarter of fiscal 2010). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

4.  Investment Securities

The following is a summary of our investment securities as of October 24, 2009 and July 25, 2009:
(Amounts in thousands)	October 24, 2009		July 25, 2009
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$99,384	$98,863	$101,655	$100,975
Auction rate securities	—	—	4,545	4,545

Trading securities:
Auction rate securities	6,815	6,815	6,798	6,798

Total short-term Investment Securities	106,199	105,678	112,998	112,318

Available-for-sale securities long-term:
Auction rate securities	27,487	35,400	30,813	39,900

Total long-term Investment Securities	27,487	35,400	30,813	39,900

Total Investment Securities	$133,686	$141,078	$143,811	$152,218

Our investment securities have been designated as either “available-for-sale” or “trading” as required by the FASB accounting guidance on investment securities.  Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption, “Accumulated other comprehensive (loss) income”. Trading securities are measured at fair market value each period.  The gains or losses due to changes in fair market value during the period are reported as realized gains or losses, and are included in our net earnings.

As of October 24, 2009 and July 25, 2009, our available-for-sale investment securities are comprised of municipal bonds and auction rate securities.  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

Auction Rate Securities

Auction rate securities (ARS) are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period.  The vast majority of our auction rate securities are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  The cost of securities sold is based on the specific identification method.

Our net $27.5 million investment in available-for-sale ARS are classified as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would sell.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  On occasion an ARS is called by its issuer as was the case during the first quarter of fiscal 2010, when we had $9.0 million of ARS redemptions.  We determined that the $7.9 million valuation adjustment for the thirteen weeks ended October 24, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future periods. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (Settlement Agreement).  Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008.  By entering into the Settlement Agreement, we (1) received the right (Put Option) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012.  We elected to measure the Put Option under the fair value in accordance with accounting guidance on financial instruments, transferred these long-term auction rate securities from available-for-sale to trading investment securities at market value on our Condensed Consolidated Balance Sheets.

At October 24, 2009, the fair value of the auction rate securities and the Put Option was estimated at $6.8 million and $0.3 million, respectively.  We classified these trading auction rate securities as short-term “Investment securities” and the Put Option was included in our short-term “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our Condensed Consolidated Statements of Operations.

We review our impairments in accordance with FASB accounting guidance on investments in debt and equity securities to determine if the classification of the impairment is other-than-temporary.  An other-than-temporary impairment charge results in a realized loss being recorded in the statements of operations.  Otherwise, the unrealized loss is recorded as a component of other comprehensive (loss) income in shareholders’ equity.  Such an unrealized loss does not affect net income for the applicable accounting period.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies see a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

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

5.  Measurement of Fair Value

Fair Values Measurements of Financial Instruments

The FASB accounting guidance on fair value measurement requires certain financial assets and liabilities be carried at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value in accordance with this guidance, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Accounting guidance on fair value measurement for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in three hierarchies that prioritize the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are as follows:

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

We may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with FASB accounting guidelines.

As of October 24, 2009, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.  We did not have any financial assets utilizing Level 2 inputs.  Financial assets utilizing Level 3 inputs included investments in auction rate securities consisting of securities collateralized primarily by student loans, and a related Put Option (see Note 4 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The table below provides our disclosure of all financial assets and liabilities as of October 24, 2009 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets and liabilities.

Fair Value Measurements for financial assets as of October 24, 2009
(Amounts in thousands)

Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities	$99,384	$—	$27,487	$126,871
Trading securities	—	—	6,815	6,815
Subtotal investment securities	99,384	—	34,302	133,686

Put Option	—	—	251	251

Total Assets	$99,384	$—	$34,553	$133,937

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	As of October 24, 2009

Balance at beginning of period, July 25, 2009	$42,386
Realized/Unrealized gain included in earnings *	17
Change in temporary valuation adjustment included in other comprehensive income	1,174
Change in valuation of Put Option	21
Redemptions at par	(9,045)
Balance as of October 24, 2009	$34,553

*	Settlement Agreement- See Note 4 for further detail. Represents the amount of total gains for the period included in earnings relating to assets still held on October 24, 2009.

Fair Values Measurements of Non-Financial Instruments

On July 26, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations.  The adoption of this new guidance did not affect our financial position, results of operations or cash flows for the periods presented.

The table below segregates all non-financial assets and liabilities for the thirteen weeks ended October 24, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities in the period ended October 24, 2009 are as follows:

(Amounts in thousands)
Description	Total	Level 1	Level 2	Level 3	Total Realized Losses
Studio Y trade name (a)	$13,000	$—	$—	$13,000	$2,000
Long-lived assets held and used (b)	4,612	—	—	4,612	294

Total	$17,612	$—	$—	$17,612	$2,294

(a)
During the first quarter of fiscal 2010, based on the performance of the Studio Y brand, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value on October 24, 2009.  Therefore, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses (see Note 8 for further detail).

(b)
The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon the store’s past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.  The impairment charges noted above are primarily related to a decline in revenues of the respective stores.

6.  Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	October 24, 2009		July 25, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$283,571	$283,571	$240,763	$240,763
Short-Term Investment Securities (b)	106,199	105,678	112,998	112,318
Long-Term Investment Securities (b)	27,487	35,400	30,813	39,900
Put Option (b)	251	251	230	230

Liabilities:
2.5% Convertible Senior Notes (c)	216,704	102,654	176,094	101,354
5.33% mortgage note, due July 2023 (d)	22,626	26,933	22,061	27,263
Other long-term debt (e)	140	140	146	146

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.

(b)	For more information on our investment securities and Put Option, refer to Note # 4 and Note # 5 for further detail.

(c)	Fair value is based on PORTAL (Private Offering Resale and Trading through Automated Linkage). Refer to Note # 2 and Note # 9 for further detail.

(d)	The fair value of the mortgage notes is based on estimated current interest rates that we could obtain for a similar borrowing.

(e)	The carrying amount of the other long-term debt approximates fair value.

7. Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	October 24, 2009	July 25, 2009

Property and Equipment:
Land	$6,131	$6,131
Buildings	53,742	53,625
Leasehold Improvements	177,887	174,772
Fixtures and Equipment	220,463	215,350
Information Technology	90,227	88,222
Construction in Progress	18,398	17,985
	566,848	556,085

Less accumulated depreciation and amortization	(288,045)	(278,172)

Property and equipment, net	$278,803	$277,913

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations.   As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $0.3 million during the thirteen weeks ending October 24, 2009 and $1.7 million during the thirteen weeks ended October 25, 2008 in our Condensed Consolidated Statements of Operations (see Note 5 for further detail).

8. Goodwill and Other Intangible Assets

In January 2005, we acquired 100% of the outstanding stock of Maurices Incorporated.  The total purchase price was $328.3 million, net of cash acquired.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $130.7 million, was allocated to goodwill.  Goodwill amortization is deductible for tax purposes.

We became a majority owner of an equity investment in the first quarter of fiscal 2009.  We began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009, which was reflected in goodwill in the amount of $0.7 million.  Pursuant to the transition provisions, we adopted the new FASB accounting guidance on consolidation, related to the accounting for noncontrolling interests in consolidated financial statements (see Note 2).  We have retroactively adjusted our fiscal 2009 presentation to reflect the non-controlling interest portion of our equity investment.  Accordingly, we reclassed our prior equity investment adjustment of $0.7 million from goodwill, resulting in a remaining balance of $130.7 million.

In accordance with the FASB accounting guidance on goodwill and intangible assets, the amortization of goodwill and indefinite-life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually on or about June 30th or whenever we identify certain triggering events that may indicate impairment.  We assess the fair value of our indefinite-lived intangible assets using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset if we were to license the use of the assets. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.  We considered whether specific impairment indicators were present, such as plans to abandon (for which there were no such plans).

Other identifiable intangible assets consist of trade names, customer relationships and proprietary technology.  Trade names have an indefinite life and therefore are not amortized.  Customer relationships and proprietary technology constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives.

During the first quarter of fiscal 2010, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value on October 24, 2009.  Therefore, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses.  For testing purposes, the fair value was estimated based on projections of future years’ operating results and associated cash flows. These projections reflected management’s expectations for a gradual recovery in the overall economy beginning in the calendar year 2010 as well as improved results from ongoing growth opportunities and initiatives.  Should the improved operating results reflected in these projections not materialize, future impairment charges may be required.

Other intangible assets were comprised of the following as of October 24, 2009:

(Amounts in thousands)

Description	Expected Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer Relationship	7 years	$2,200	$(1,519)	$681
Proprietary Technology	5 years	3,298	(3,229)	69
Trade Names	Indefinite	102,000	—	102,000
Total		$107,498	$(4,748)	$102,750

Other intangible assets were comprised of the following as of July 25, 2009:
(Amounts in thousands)

Description	Expected Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer Relationship	7 years	$2,200	$(1,440)	$760
Proprietary Technology	5 years	3,298	(3,126)	172
Trade Names	Indefinite	104,000	—	104,000
Total		$109,498	$(4,566)	$104,932

Based on our customer relationship and proprietary technology balances as of October 24, 2009, we expect the related amortization expense for the remainder fiscal 2010 to be approximately $0.3 million, $0.3 million in fiscal 2011 and $0.1 million in fiscal 2012.

9. Debt

Debt consists of the following:

(Amounts in thousands)	October 24, 2009	July 25, 2009

5.33% mortgage note, due July 2023	$26,933	$27,263
2.5% Convertible Senior Notes	102,654	101,354
Other	140	146
	$129,727	$128,763

Less: current portion	(104,019)	(102,701)
Total long-term debt	$25,708	$26,062

Our 2.50% Convertible Senior Notes (Convertible Senior Notes), which have an aggregate principal amount of $115 million, are due 2024.  We may redeem some or all of the Convertible Senior Notes for cash at any time on or after December 22, 2011 at a redemption price equal to 100% of the principal amount of the notes plus accrued interest.  Each holder of the Convertible Senior Notes has the right to require us to repurchase their notes for cash equal to 100% of the principal amount plus any accrued and unpaid interest on December 15, 2011, December 15, 2014 and December 15, 2019.  Holders may also convert their notes into cash and shares of our common stock, if any, at a conversion rate of 95.1430 shares per $1,000 principal amount of Convertible Senior Notes (equal to a conversion price of approximately $10.51 per share), during specified periods.  Upon conversion, we would deliver cash for the aggregate principal amount of Convertible Senior Notes to be converted.  The excess, if any, of the price of our common stock above $10.51 per share would be payable in common shares.  If the market price of the common stock exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value.  As of October 26, 2009 and continuing through January 22, 2010, the holders of the Convertible Senior Notes may convert their notes as described above because our stock price closed at or above $12.61 per share for 20 trading days within the 30-trading-day period ended on October 23, 2009. As a result of the conversion criteria being met as of October 24, 2009 and July 25, 2009, combined with the ability of the holders, at their option, to convert their notes, we classified the Convertible Senior Notes as current liabilities in the accompanying Condensed Consolidated Balance Sheets.  On October 23, 2009 and July 24, 2009, the market value of the Convertible Senior Notes was $216.7 million and $176.1 million as valued on PORTAL (Private Offering Resale and Trading through Automated Linkage).

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options.  This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance requires retrospective application of its provisions and it does not affect our cash flows.  On July 26, 2009 we adopted this guidance, and accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks ended October 25, 2008 on a retrospective basis. The adoption this guidance resulted in approximately $33.4 million of the carrying value of the 2.5% Convertible Senior Notes to be reclassified to equity as of the December 2004 issuance date.  This amount represents the equity component of the proceeds from the notes calculated assuming an 8.0% non-convertible borrowing rate.  The discount will be accreted to interest expense over the seven year period to the first put date of the notes in 2011.  The results of the retrospective basis on our Condensed Consolidated Statements of Operations reflected an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.

Additionally, the results of the retrospective basis on our quarterly results on a pre-tax non-cash interest expense basis were $1.4 million for the thirteen weeks ending October 24, 2009 and $1.3 million for the thirteen weeks ending October 25, 2008.  See Note 2 for further discussion of this adoption.

On December 21, 2005, we entered into a credit agreement with several lenders (the Credit Agreement). Our credit agreement provides a senior secured revolving credit facility that provides for borrowings and issuance of letters of credit for up to $100 million, which we may request be increased up to $150 million.  The Credit Agreement will terminate on December 21, 2010 or earlier under certain conditions.  Borrowings under the Credit Agreement are based on either LIBOR or the higher of the prime rate of JPMorgan Chase Bank, N.A. or the Federal Funds Effective Rate plus 0.50%.  The interest rates under the Credit Agreement vary depending upon our adjusted leverage ratio.  The Credit Agreement contains affirmative, negative and financial covenants, the most restrictive of which include a fixed charge coverage ratio and a limit on capital expenditures in any fiscal year.  The Credit Agreement is collateralized by substantially all of our assets exclusive of the Dunnigan Realty, LLC assets, and Maurices Incorporated assets, and none of our subsidiaries have guaranteed the Credit Agreement.  As of October 24, 2009, $65.3 million was available under the Credit Agreement, which represents the $100.0 million from our senior secured revolving credit facility less $34.7 million of outstanding letters of credit at October 24, 2009.

In connection with the purchase of the Suffern facility, Dunnigan Realty, LLC (Dunnigan), in July 2003, borrowed $34 million under a 5.33% rate mortgage loan.  The Dunnigan mortgage loan (the Mortgage) is collateralized by a mortgage lien on the Suffern facility, of which the major portion is our corporate offices and dressbarn’s distribution center.  Payments of principal and interest on the mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  In connection with the mortgage, we paid approximately $1.7 million in debt issuance costs.  These costs were deferred and included in “Other Assets” on our Condensed Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

10.  Income Taxes

As of October 24, 2009, our gross unrecognized tax benefits were $22.7 million, including accrued interest and penalties of $5.3 million.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $12.9 million.  Our gross unrecognized tax benefits during the three-month period ended October 24, 2009 decreased by $0.5 million, including interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 26, 2008.  Tax periods for state jurisdictions that remain subject to examination include the tax period July 30, 2005 through the tax period ended July 26, 2008, with few exceptions.  Our federal tax return for the fiscal period ended July 29, 2006 is currently under examination.  We believe it is reasonably possible that there will be a $7.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

11.  Share-Based Compensation

Our 2001 Stock Incentive Plan provides for the granting of either Incentive Stock Options (ISO’s) or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of 6 million shares to be available for issuance (for a total of 12 million, after giving effect to a 2 for 1 stock split payable March 31, 2006) under the 2001 Stock Incentive Plan.  As of October 24, 2009, there were approximately 3.2 million shares under the 2001 plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

Stock option awards outstanding under our current plans have generally been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.  Effective July 31, 2005, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of October 24, 2009, there was $19.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.  The total intrinsic value of options exercised during the thirteen weeks ended October 24, 2009 was approximately $6.6 million.  The total fair value of options that vested during the first quarter of fiscal 2010 was approximately $4.9 million.

The following table summarizes the activities in all Stock Option Plans and changes during fiscal 2010:

	Options	Weighted Average Exercise Price
Options outstanding – beginning of year July 25, 2009	7,192,103	$12.20
Granted	821,263	17.67
Cancelled	(31,975)	15.93
Exercised	(625,335)	5.94

Options outstanding at October 24, 2009	7,356,056	$13.32

Options exercisable at October 24, 2009	3,909,017	$11.19

Weighted-average fair value of options granted		$6.29

At October 24, 2009, we had 6,983,912 options vested and expected to vest with an aggregate intrinsic value of $45.1 million and a weighted-average remaining contractual term of 6.7 years.

The options exercisable at October 24, 2009, have an aggregate intrinsic value of $32.9 million and a weighted average contractual term of 5.4 years.

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

In accordance with FASB accounting guidance on share-based compensation, the fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally five years.  As of October 24, 2009, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years.  Compensation expense recognized for restricted stock awards during both the thirteen weeks ended October 24, 2009 and October 25, 2008 was $0.1 million.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 25, 2009	111,581	$16.53
Granted	37,955	17.52
Vested	(19,582)	18.47
Forfeited	—	—
Restricted stock awards at October 24, 2009	129,954	$16.53

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of October 24, 2009, there was $0.1 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the thirteen weeks ended October 24, 2009 and the thirteen weeks ended October 25, 2008, we recognized a total of ($0.4) million and ($0.5) million of compensation expense relating to certain existing LTIP valuation periods.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 24, 2009	October 25, 2008

Weighted average risk-free interest rate	2.4%	2.6%
Weighted average expected life (years)	4.3	4.9
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	43.2%	40.5%
Expected dividend yield	0%	0%

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

FASB accounting guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows.  For the thirteen weeks ended October 24, 2009, excess tax benefits realized from the exercise of stock options was $2.2 million.

12.  Comprehensive (Loss) Income

Comprehensive (loss) income (OCI) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated OCI in shareholders’ equity.  We have recognized a $7.9 million temporary unrealized loss in fair value of our ARS, partially offset by an unrealized gain of $0.5 million from our short-term investments, which is reflected in our accumulated OCI.  See Note 4 for additional information.

13.  Share Repurchase Programs

On September 20, 2007, our Board of Directors authorized a $100 million share repurchase program (the 2007 Program).  Under the 2007 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.  The 2007 Program has no expiration date.

There were no stock purchases during the thirteen weeks ended October 24, 2009.  The total stock purchases that have been made to the 2007 Program are 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

14.  Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share is the conversion obligation of the Convertible Senior Notes to the extent dilutive. See Note 9 for additional information.  Components of basic and diluted earnings per share were as follows:

	Thirteen Weeks Ended
(Amounts in thousands, except earnings per share)	October 24, 2009	October 25, 2008

Net earnings	$21,672	$19,726

Weighted-average shares outstanding during period on which basic earnings per share is calculated	60,577	60,337

Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	5,926	4,564

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	66,503	64,901

Earnings per share:
Basic	$0.36	$0.33
Diluted	$0.33	$0.30

The Convertible Senior Notes were dilutive to earnings per share for the thirteen weeks ending October 24, 2009 and October 25, 2008, as a result of our average stock price being greater than the conversion price of the Convertible Senior Notes.  In accordance with FASB accounting guidance, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 4.2 million shares for the thirteen weeks ended October 24, 2009 and approximately 3.0 million shares for the thirteen weeks ended October 25, 2008.  The dilutive effect of the Convertible Senior Notes in fiscal 2009 was less since it is directly related to the lower average market price of fiscal 2009.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended
(Amounts in thousands)	October 24, 2009	October 25, 2008

Shares excluded from calculation of diluted earnings per share	3,656	3,012

15. Merger Agreement with Tween Brands, Inc.

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, each share of Tween Brands common stock will be exchanged for 0.47 shares of our common stock. Based on our stock price of $13.24 as of June 24, 2009 (the date of the merger agreement), this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of The Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close on November 25, 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions.

On October 23, 2009, we filed an amendment to our S-4 filed June 24, 2009 with the SEC, which contains a joint prospectus/proxy statement.  Subsequently, Tween Brands, Inc. distributed the definitive joint prospectus/proxy statement to its stockholders that are entitled to vote on the adoption of the merger agreement. Tween Brands stockholders of common stock at the close of business on the record date, which is October 26, 2009, are entitled to vote on the adoption of the merger agreement.

16.  Segments

Effective with the acquisition of maurices in January 2005, we operate and report in two segments, the dressbarn brands and the maurices brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Condensed Consolidated Balance Sheets Data:
(Amounts in millions)	October 24, 2009	July 25, 2009

Total assets
dressbarn	$961.9	$946.5
maurices	183.1	182.7
Total consolidated assets	$1,145.0	$1,129.2

Merchandise inventories
dressbarn	$115.6	$126.1
maurices	65.5	67.9
Total consolidated merchandise inventories	$181.1	$194.0

(continued)

Condensed Consolidated Statements of Operations and Cash Flow Data:

	Thirteen Weeks Ended
(Amounts in millions)	October 24, 2009	October 25, 2008

Net sales
dressbarn	$248.0	$232.8
maurices	156.1	143.6
Consolidated net sales	$404.1	$376.4

Operating income
dressbarn	$19.4	$18.2
maurices	18.4	14.1
Consolidated operating income	37.8	32.3
Interest income	0.7	2.0
Interest expense	(2.5)	(2.5)
Other income	0.5	0.5
Earnings before provision for income taxes	$36.5	$32.3

Depreciation and amortization
dressbarn	$6.7	$7.1
maurices	5.5	5.1
Consolidated depreciation and amortization	$12.2	$12.2

Capital expenditures
dressbarn	$4.4	$9.0
maurices	8.0	9.2
Consolidated capital expenditures	$12.4	$18.2

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K for the fiscal year ended July 25, 2009.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current views with respect to future events and financial performance.  Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a high-level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information into context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this MD&A.  It should not be relied upon separately from the balance of this quarterly report.

General

We operate women’s apparel specialty stores, principally under the names “dressbarn”, “dressbarn woman” and “maurices”.  Since our retail business began, we have established, marketed and expanded our business as a source of fashion and value.  We offer a lifestyle-oriented, stylish, value-priced assortment of career and casual fashions tailored to our customers’ needs.  During the first quarter of our fiscal 2010, maurices initiated a soft launch into the new business channel of e-commerce.

Financial Performance Summary

During the thirteen weeks of fiscal 2010 that ended October 24, 2009 (the first quarter), net sales were $404.1 million, an increase of 7.4% from $376.4 million for the thirteen weeks ended October 25, 2008 (the prior period). Our comparable store sales increased 4.3% during the same period (dressbarn increased 4.6% and maurices increased 3.6%), primarily due to our merchandise assortment that resonated with our customers during the quarter. We opened 8 dressbarn Combo stores and 13 maurices stores during the first quarter.  There were no store closings during the first quarter.  Our total store square footage at the end of the first quarter increased approximately 3.0% from the end of the prior period.

Net earnings for the first quarter increased to $21.7 million from $19.7 million for the prior period.  Diluted earnings per share for the first quarter were $0.33 versus $0.30 per share for the prior period.

Company Initiatives

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, this consideration would be equal to an aggregate equity value of $157 million.  In addition, we expect to issue 11.8 million shares of The Dress Barn, Inc.’s common stock as well as pay off Tween Brands, Inc.’s outstanding bank debt. This transaction, unanimously approved by each of The Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close on November 25, 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions.

We will continue our ongoing strategy of opening new stores while closing underperforming locations in this current macroeconomic pressured and competitive environment.  We intend to maintain store expansion using cash flow from operations while focusing on both expanding in our major trading markets and developing and expanding into new domestic markets.  We currently plan to open approximately 30 additional stores and close approximately 30 stores during the remainder of our fiscal year ending July 31, 2010 (fiscal 2010).

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended
	October 24, 2009	October 25, 2008

Net sales growth vs. prior year	7.4%	3.5%
dressbarn comparable store sales	4.6%	0.2%
maurices comparable store sales	3.6%	(2.5)%
Total comparable store sales growth	4.3%	(0.8)%
Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	59.5%	60.9%
SG&A as a percentage of sales	28.2%	27.3%
Square footage growth vs. prior year	3.0%	5.2%

Total store count	1,580	1,533

Capital expenditures (in millions)	$12.4	$18.2
Diluted earnings per share	$0.33	$0.30

We consider comparable store sales to be one of the most important indicators of our performance since it impacts the following:

•	Leveraging our costs, including store payroll, store supplies and occupancy costs.
•	Directly impacting our total net sales, cash and working capital.

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

Results of Operations

Net sales:
	Thirteen Weeks Ended
(Amounts in millions, except for % change amounts)	October 24, 2009	% of Sales	October 25, 2008	% of Sales	% Change

dressbarn	$248.0	61.4%	$232.8	61.8%	6.5%
maurices	156.1	38.6%	143.6	38.2%	8.8%
Consolidated net sales	$404.1		$376.4		7.4%

Net sales for the first quarter increased by 7.4% to $404.1 million from $376.4 million for the prior period.  Our net sales increase for the first quarter was boosted by our consolidated comparable store sales increase of 4.3% (dressbarn reported 4.6% while maurices reported 3.6%) and combined with 3.0% net additional store square footage primarily from new store openings.  The dressbarn brands’ total number of sales transactions increased 1.3%, units per transaction increased 0.2%, and average dollar sale increase 5.1%.  Additionally, our average unit retail increased 4.9%.  maurices sales for the first quarter were $156.1 million as compared with $143.6 million in the prior period primarily driven by the 3.6% comparable store sales increase and new store growth. maurices average unit retail increased 5.3% and units per transaction decreased 2.4% for a net increase of approximately 2.9% in average dollar sale in addition to the 0.7% increase in total sales transactions.

Cost of sales, including buying and occupancy costs, excluding depreciation (cost of sales):
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$240.3	$229.2	$11.1	4.8%
As a percentage of sales	59.5%	60.9%

Cost of sales for the first quarter decreased 140 basis points as a percent of sales to 59.5% from 60.9% for the prior period.   For the dressbarn brands, cost of sales was 61.1% of net sales versus 61.7% for the prior period, a decrease of 60 basis points for the first quarter as compared to the prior period, primarily due to lower markdowns. For the maurices brand, cost of sales was 56.9% of net sales and 59.6% for the prior period, a decrease of 270 basis points for the first quarter as compared to the prior period, primarily the result of a decrease in markdowns and a higher initial mark-on.

SG&A expenses:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$113.8	$102.7	$11.1	10.8%
As a percentage of sales	28.2%	27.3%

SG&A expenses for the first quarter increased 90 basis points to 28.2% from 27.3% for the prior period.  For the dressbarn brands, SG&A increased 80 basis points to 28.3% versus 27.5% for the prior period. The increase was due primarily to merger-related costs of $1.6 million and $2.5 million of charges (benefits) related to our deferred compensation plan that resulted from stock market appreciation that impacts the liability for this plan (a charge of $1.6 million in the first quarter of the current year versus a benefit of $0.9 million in the prior year first quarter) offset by the leveraging of store operating in relation to the comparable store sales increase.  maurices SG&A expenses were 27.9% of sales for the first quarter versus 27.0% for the prior period. This increase was primarily attributable to the $2.0 million impairment of the Studio Y trade name in the first quarter and increased health insurance costs offset by lower marketing costs.

Depreciation and amortization:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$12.2	$12.2	$—	0.0%
As a percentage of sales	3.0%	3.2%

Depreciation expense remained consistent in the first quarter as compared to the prior period.

Operating income:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$37.8	$32.3	$5.5	17.0%
As a percentage of sales	9.4%	8.6%

As a result of the above factors, operating income as a percent of net sales was 9.4% for the current quarter and 8.6% for the prior quarter.  For the dressbarn brands operating income increased to 7.8% as a percent of sales as compared to the prior period. For the maurices brand, operating income as a percent of sales increased to 11.8% versus 9.9% for the prior period.

Interest income:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$0.7	$2.0	$(1.3)	(65.0)%
As a percentage of sales	0.2%	0.5%

The decline in interest income resulted primarily from lower interest rates for the first quarter as compared to the prior period.

Interest expense:
(Amounts in millions, except for % amounts)	October 24, 2009		October 25, 2008		$ Change	% Change

Thirteen weeks ended	$(2.6)		$(2.5)		$(0.1)	4.0%
As a percentage of sales	(0.6	) %	(0.7	) %

Interest expense for the thirteen weeks ended October 24, 2009 remained consistent to the prior comparable period.

Other Income:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$0.5	$0.5	$—	0.0%
As a percentage of sales	0.1%	0.1%

Other income remained flat at $0.5 million as compared the prior year.  The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income Tax Expense:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$14.8	$12.6	$2.2	17.5%
As a percentage of sales	3.7%	3.3%

The effective tax rate is approximately 40.7% for the first quarter compared to 38.9% for the prior year first quarter. The increase in the effective tax rate for the three months ended October 24, 2009 when compared to the prior period was primarily attributable to non-deductible merger-related expenses incurred and a reduction in tax exempt income in the current period. We currently project an effective tax rate for the remainder of fiscal 2010 of approximately 40.8%, which includes interest on our existing uncertain tax positions.

Net earnings:
(Amounts in millions, except for % amounts)	October 24, 2009	October 25, 2008	$ Change	% Change

Thirteen weeks ended	$21.7	$19.7	$2.0	10.2%
As a percentage of sales	5.4%	5.2%

Net earnings for the first quarter increased to $0.33 per diluted share, compared to $0.30 per diluted share in the prior period primarily due to the increased sales offset by the increase in cost of goods sold, selling, general and administrative expenses and lower interest income.

Liquidity and Capital Resources

In summary, our cash flows were as follows (amounts in thousands):

(unaudited)	13 Weeks Ended
	October 24, 2009	October 25, 2008
Net cash provided by operating activities	$38,597	$42,364
Net cash used in investing activities	(1,416)	(25,226)
Net cash provided by/(used in) financing activities	5,627	(89)

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use lines of credit on our $100 million revolving credit facility to facilitate imports of our products through letters of credit.

On June 24, 2009, we entered into an agreement pursuant to which one of our subsidiaries will merge with Tween Brands, Inc. in a stock-for-stock transaction. Under the terms of the merger agreement, this consideration would be equal to an aggregate equity value of $157 million. In addition, Tween Brands, Inc.’s outstanding bank debt will be repaid. This transaction, unanimously approved by each of The Dress Barn, Inc.’s and Tween Brands, Inc.’s Board of Directors, is expected to close on November 25, 2009 and is subject to Tween Brands, Inc. stockholder approval and other customary closing conditions. We expect to issue an aggregate of approximately 11.8 million shares of our common stock in connection with the transaction.

At October 24, 2009, we had cash, cash equivalents, investment securities and long-term investments of $417.3 million as compared to $384.6 million as of July 25, 2009.  The increase was due primarily to the cash generated by operations of $38.6 million partially offset by capital expenditures of $12.4 million.

Net cash provided by operations was $38.6 million for the first quarter compared with $42.4 million during last year’s comparable period.  The decrease of $3.8 million was primarily driven by the increase in cash used to pay off our accounts payable offset by a decrease of merchandise inventories due to improved inventory management and aggressive promotions.

As of October 24, 2009, $65.3 million was available under a $100.0 million revolving credit facility. The $34.7 million balance of our revolving credit facility consists of $4.2 million of outstanding standby letters of credit, primarily relating to insurance policies, and $30.5 million of trade letters of credit relating to the importation of merchandise. We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business. We expect to enter into a new credit facility simultaneously with the closing of the Tween Brands transaction.

Net cash used in investing activities for the first quarter was $1.4 million consisting primarily of $12.4 million of capital expenditures for property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during the first quarter. The impact of these reductions was partially offset by net cash inflow of $11.0 million from our investment securities which included $9.0 million of ARS redemptions.

Our investments are comprised primarily of money markets, municipal bonds and auction rate securities (ARS), (see Note 4 for further detail).  Our ARS are all AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Our auction rate securities are deemed not currently liquid since there is currently not enough demand to sell the entire issue at auction.  As a result of the ARS unfavorable market, we decided to invest our cash in low-risk money market funds.  At October 24, 2009, we had a balance of $247.0 million in money market funds. In accordance with FASB guidance, the money market funds are included in our “cash and cash equivalents” line item on our Condensed Consolidated Balance Sheets since these type of investments are considered to be highly liquid.

As of October 24, 2009, we had approximately $27.5 million of long-term security investments which consisted of $35.4 million of ARS at cost, less a valuation allowance of $7.9 million to reflect our estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  If market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or until maturity.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. We elected to measure the Put Option under the fair value method in accordance with FASB accounting guidance, and therefore, recorded interest income and a corresponding other asset. Simultaneously, we transferred these long-term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds if needed from these securities until future auctions for these ARS are successful, we sell the securities in a secondary market, which is currently limited, or they are redeemed by the seller.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plan.

Net cash provided by financing activities was $5.6 million during fiscal 2010 while net cash used in financing activities was $0.1 million during the prior period.  The increase in cash flow from financing activity was related to proceeds we received from stock option exercises and the related excess tax benefits.

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at October 24, 2009.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

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

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2009 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, investment securities, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation.  We continue to monitor our accounting policies to ensure proper application. Other than the changes shown below, we have made no changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended July 25, 2009.

Revenue recognition for e-commerce
•
Our e-commerce sales of products, ordered through our retail internet site known as www.maurices.com, are recognized upon estimated delivery and receipt of the shipment by the customers.  E-commerce revenue is also reduced by an estimate of returns and excludes sales taxes.

Recent Accounting Pronouncements

See Note 3 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements in addition to the adoptions explained below.

Implementation of new accounting guidance
•
Amounts restated to reflect the retrospective adoption of certain provisions of new accounting guidance on debt with conversions and other options, described in Note 2 of our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

•
Amounts differ from those previously reported to reflect the adoption of new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements, described in Note 2 of our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 25, 2009, except as described below.  Our market risk profile as of July 25, 2009 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2009 Annual Report on Form 10-K.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $35.4 million are primarily investments in highly-rated (AAA/Aaa) auction rate securities. We classify our net $27.5 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. We determined that the $7.9 million valuation adjustment for the quarter ended October 24, 2009 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008. By entering into the Settlement Agreement, we (1) received the right to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012. In accordance with accounting guidance, we measured the Put Option under the fair value, recorded interest income and recorded a corresponding other asset. Simultaneously, we transferred these long-term auction rate securities from available-for-sale to trading investment securities at market value.

At October 24, 2009, the fair value of the auction rate securities and the Put Option was estimated at $6.8 million and $0.3 million, respectively.  As a result, we recorded a net pre-tax gain of approximately $0.04 million for the thirteen weeks ended October 24, 2009.  As of October 24, 2009, we continue to classify our auction rate securities as current securities on our Condensed Consolidated Balance Sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our Condensed Consolidated Statements of Operations.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Note 4 of our Condensed Consolidated Financial Statements for further information regarding our investments in ARS.

Item 4 - CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of October 24, 2009.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

We are subject to ordinary routine litigation incidental to the business.

Tween Brands, the members of Tween Brands’ board of directors and, in certain of the lawsuits, Dress Barn, Dress Barn’s chief executive officer and/or Merger Sub, were named as defendants in several purported class action lawsuits that were filed by Tween Brands stockholders in either the Common Pleas Court of Franklin County, Ohio or the Delaware Court of Chancery. Plaintiff Clair Rand filed the first suit in Ohio on June 29, 2009, naming as defendants Tween Brands, its six directors, Dress Barn, and its chief executive officer. Plaintiff Sarah Elliott filed a similar suit in Ohio on July 8, 2009, naming as defendants only Tween Brands and its directors. Plaintiff Cheryl Dutiel filed a similar suit in Delaware on July 17, 2009, naming as defendants Tween Brands, its six directors, Dress Barn, and Merger Sub. Plaintiff Edward Hirsch filed a similar suit in Ohio on August 4, 2009, naming the same defendants as plaintiff Dutiel. Following the defendants’ motions to stay the Ohio suits in favor of the Delaware litigation, the three Ohio plaintiffs voluntarily dismissed their suits and together filed a similar suit in the Delaware Court of Chancery on August 28, 2009, but did not include Dress Barn or its chief executive officer as defendants.

Amended complaints have been filed in each of the two Delaware actions. The amended complaints allege, among other things, that Tween Brands and its directors breached their fiduciary duties by allegedly failing to obtain adequate consideration in the proposed merger, agreeing to certain provisions in the merger agreement, and issuing allegedly inadequate disclosure documents; and (in the Dutiel complaint) that Dress Barn, by obtaining non-public information about Tween Brands, aided and abetted the Tween Brands directors’ alleged breach in failing to obtain adequate consideration for the merger. The suits seek, among other things, to enjoin the consummation of the merger. The parties have engaged in initial discovery proceedings. By letter decision dated October 2, 2009, the Delaware Chancellor consolidated the two Delaware actions and appointed lead plaintiffs and lead counsel for plaintiffs (“Plaintiffs’ Lead Counsel”).

All defendants and plaintiffs, through Plaintiffs’ Lead Counsel, reached an agreement in principle to settle the claims in all the now-consolidated actions, subject to the approval of the Delaware Court of Chancery.

Under the parties’ agreement in principle, (i) the defendants will provide supplemental disclosures to stockholders, which are contained in the proxy statement/prospectus, (ii) the parties will present to the Delaware Court of Chancery a Stipulation of Settlement and any other necessary documents to obtain the prompt approval by the Court of the settlement and the dismissal with prejudice and release of all claims against all defendants held by the plaintiffs and class members, and (iii) plaintiffs’ attorneys will make an application to the Court for an award of fees and expenses from defendants. The settlement is contingent upon, among other things, consummation of the merger and approval by the Delaware Court of Chancery.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2009.  Except as set forth below, there have been no material changes during the quarter ended October 24, 2009, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 25, 2009.

Our Expansion into New Services and Technologies Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new service offerings, which include our new e-commerce service.  This new offering may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, our gross profits in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this was to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Acquisitions and Investments

We have acquired and invested in companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks, including our pending transaction with Tween Brands, such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;
•	problems retaining key personnel;
•	additional operating losses and expenses of the businesses we acquired or in which we invested;
•	the potential impairment of amounts capitalized as intangible assets and goodwill as part of the acquisition;
•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
•
the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing at companies we acquire - the controls, procedures and policies appropriate for a larger public company;
•	potential unknown liabilities associated with a company we acquire or in which we invest.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1), (2)
Quarter Ended October 24, 2009

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

July 26, 2009 through October 24, 2009	—	—	—	4,917,108

(1)
We have a $100 million Stock Repurchase Program (the 2007 Program) which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions.  The 2007 Program has no expiration date.  As of October 24, 2009, the remaining authorized amount for stock repurchases under the 2007 Program was $95.3 million.

(2)	Based on the closing price of $19.39 at October 23, 2009.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: November 24, 2009	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 24, 2009	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)