Form 10-Q
period 2010-01-23
DRESS BARN INC
filed 2010-03-04
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 23, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The Registrant had 79,587,593 shares of common stock outstanding as of March 1, 2010.

THE DRESS BARN, INC
FORM 10-Q
QUARTER ENDED JANUARY 23, 2010
TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	January 23, 2010	July 25, 2009

ASSETS

Current Assets:

Cash and cash equivalents	$252,280	$240,763
Restricted cash	1,329	—
Investment securities	125,299	112,998
Merchandise inventories	242,458	193,979
Deferred income taxes	20,450	—
Prepaid expenses and other current assets	45,579	19,041
Total Current Assets	687,395	566,781

Property and Equipment, net	482,175	277,913
Other Intangible Assets, net	186,318	104,932
Goodwill	226,897	130,656
Investment Securities	26,697	30,813
Deferred Income Taxes	—	3,091
Other Assets	28,904	14,986
TOTAL ASSETS	$1,638,386	$1,129,172

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	January 23, 2010	July 25, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$126,293	$138,940
Accrued salaries, wages and related expenses	57,190	32,116
Other accrued expenses	73,615	49,450
Customer liabilities	36,258	13,999
Income taxes payable	—	7,491
Deferred income taxes	—	7,405
Current portion of long-term debt	1,383	1,347
Tender offer payable and Convertible Senior Notes (see Note 10)	117,000	101,354
Total Current Liabilities	411,739	352,102

Long-term debt	25,351	26,062
Lease related liabilities	182,862	67,772
Deferred compensation and other long-term liabilities	60,173	50,789
Deferred income taxes	11,475	—
Total Liabilities	691,600	496,725

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	—	—
Common stock, par value $0.05 per share: Authorized- 165,000,000 shares
Issued and outstanding – 73,348,837 and 60,237,797 shares, respectively	3,668	3,012
Additional paid-in capital	413,970	145,277
Retained earnings	537,127	493,767
Accumulated other comprehensive (loss)	(6,684)	(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	948,081	633,649
Noncontrolling Interest	(1,295)	(1,202)
Total Shareholders’ Equity	946,786	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,638,386	$1,129,172

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	January 23, 2010	January 24, 2009

Net sales	$594,120	$343,201
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	361,617	230,516
Selling, general and administrative expenses	171,704	102,987
Depreciation and amortization	17,697	12,111
Operating income (loss)	43,102	(2,413)

Loss on tender offer (see Note 10)	(5,792)	—
Interest income	560	1,422
Interest expense	(2,696)	(2,457)
Other income	443	452
Earnings (loss) before income taxes	35,617	(2,996)

Provision (benefit) for income taxes	13,929	(1,160)

Net earnings (loss)	$21,688	$(1,836)

Earnings (loss) per share:
Basic	$0.32	$(0.03)
Diluted	$0.28	$(0.03)

Weighted average shares outstanding:
Basic	68,735	59,880
Diluted	76,379	59,880

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009

Net sales	$998,209	$719,599
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	601,909	459,714
Selling, general and administrative expenses	285,475	205,675
Depreciation and amortization	29,908	24,315
Operating income	80,917	29,895

Loss on tender offer (see Note 10)	(5,792)	—
Interest income	1,275	3,424
Interest expense	(5,256)	(4,937)
Other income	990	905
Earnings before provision for income taxes	72,134	29,287

Provision for income taxes	28,774	11,397

Net earnings	$43,360	$17,890

Earnings per share:
Basic	$0.67	$0.30
Diluted	$0.61	$0.29

Weighted average shares outstanding:
Basic	64,636	60,117
Diluted	71,593	62,430

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
 (Amounts and shares in thousands)

	Shares Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total The Dress Barn Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance, July 25, 2009	60,238	$3,012	$145,277	$493,767	$(8,407)	$633,649	$(1,202)	$632,447

Net earnings				43,360		43,360		43,360
Unrealized gain on investment securities					1,723	1,723		1,723
Total comprehensive income						45,083		45,083

Change in noncontrolling interest						—	(93)	(93)
Issuance of restricted stock	184	9	(9)			—		—
Restricted stock compensation expense			456			456		456
Tax benefit from exercise of stock options			3,451			3,451		3,451
Employee Stock Purchase Plan activity	6		111			111		111
Shares issued pursuant to exercise of stock options	1,132	57	9,395			9,452		9,452
Share based compensation – stock options			3,920			3,920		3,920
Tween Brands, Inc. merger	11,699	585	250,598			251,183		251,183
Tween merger restricted stock issuance	90	5	(5)			—		—
2.5% Convertible Senior Notes tender offer (see Note 10)			(14,027)			(14,027)		(14,027)
Tax benefit from the Convertible Senior Note tender offer			14,803			14,803		14,803

Balance, January 23, 2010	73,349	$3,668	$413,970	$537,127	$(6,684)	$948,081	$(1,295)	$946,786

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009

Operating Activities:

Net earnings	$43,360	$17,890

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	29,908	24,315
Asset impairments and disposals	4,981	4,039
Deferred taxes	5,152	2,124
Deferred rent and other occupancy costs	(7,169)	(2,284)
Share-based compensation	4,376	3,245
Deferred share-based compensation benefit	—	(113)
Convertible senior note tender offer (see Note 10)	5,792	—
Excess tax benefits from share-based compensation	(3,451)	(395)
Amortization of debt issuance costs	465	296
Amortization of convertible senior notes discount	2,604	2,419
Cash surrender value of life insurance	(3,593)	1,760
Gift card breakage	(1,341)	(1,064)
Other	352	884

Changes in assets and liabilities:
Merchandise inventories	67,731	28,206
Prepaid expenses and other current assets	132	(2,762)
Other assets	639	236
Accounts payable	(42,088)	(18,300)
Accrued salaries, wages and related expenses	6,725	202
Other accrued expenses	(18,521)	(3,251)
Customer liabilities	12,056	4,806
Income taxes payable	(7,491)	—
Lease related liabilities	3,778	4,229
Deferred compensation and other long-term liabilities	298	(3,158)
Total adjustments	61,335	45,434

Net cash provided by operating activities	104,695	63,324

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009

Investing Activities:
Merger of Tween Brands (see Note 2)	82,754	—
Cash paid for property and equipment	(24,828)	(27,527)
Redemption of available-for-sale investment securities	44,855	50,921
Purchases of available-for-sale investment securities	(36,842)	(45,691)
Investment in life insurance policies	(3,321)	(177)
Change in restricted cash	186	—
Net cash provided by (used in) investing activities	62,804	(22,474)

Financing Activities:
Repayments of long-term debt	(675)	(639)
Repayments of Tween Brands long-term debt in connection with the merger (see Note 2)	(162,915)	—
Purchase of treasury stock	—	(4,657)
Convertible Senior Notes Tender offer	(5,406)	—
Proceeds from employee stock purchase plan purchases	111	121
Excess tax benefits from share-based compensation	3,451	395
Proceeds from stock options exercised	9,452	1,252
Net cash used in financing activities	(155,982)	(3,528)

Net increase in cash and cash equivalents	11,517	37,322
Cash and cash equivalents - beginning of period	240,763	127,226
Cash and cash equivalents - end of period	$252,280	$164,548

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$32,836	$10,251
Cash paid for interest	$2,135	$2,191
Accrual for capital expenditures	$3,808	$2,865
Issuance of common stock for Tween Brands merger	$251,183	$—

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly owned subsidiaries (collectively, “we”, “our” the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2009 (“our 10-K”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 25, 2009 Condensed Consolidated Balance Sheets amounts have been derived from audited financial statements included in our 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to Tween Brands’ financial statements to conform to Dress Barn’s financial reporting classification of expenses in the consolidated statements of operations and the classification of liabilities in the consolidated balance sheet.

In conjunction with the merger of Tween Brands, the following revenue recognition accounting policies have been adopted in addition to the revenue recognition accounting policies which can be found in our 10-K. 1) Revenues are generated through Tween Brands international franchise stores through merchandise shipped at cost; and 2) Tween Brands defers a portion of revenues earned from its customer loyalty programs. Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs on net sales is recognized ratably over the series of transactions required to both earn and redeem the customer discounts.

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

Subsequent Events

The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial position or results of operations except for the settlement of the tender offer as described in detail in Note 10.

2.  Merger with Tween Brands, Inc.

On November 25, 2009, we completed the merger with Tween Brands, Inc., a Delaware corporation (“Tween Brands”), pursuant to the Agreement and Plan of Merger, dated June 24, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, we are the acquirer, with one of our subsidiaries merging with Tween Brands, Inc. in a stock-for-stock transaction. The Merger was approved by the stockholders of Tween Brands at a special meeting of stockholders held on November 25, 2009. The Merger became effective on November 25, 2009. As a result of the Merger, Tween Brands became a wholly owned subsidiary of Dress Barn. We consummated the Merger with Tween Brands for a variety of reasons; including the opportunity to capitalize on the strength of its brand awareness, leverage the utilization of combined infrastructure and personnel, and to expand into the girls age 7 to 14 or “tween” market.

As provided in the Merger Agreement, each share of Tween Brands’ common stock, par value $.01 per share (“Tween Brands Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive 0.47 shares of our common stock, par value $.05 per share for a total of 11,698,629 shares of our common stock issued, plus cash in lieu of fractional shares of our common stock in the amount of $0.2 million. In addition, as provided in the Merger Agreement, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Merger were cancelled and automatically converted into the right to receive a lump sum cash payment totaling $0.8 million (without interest), which was equal to (i) the amount, if any, by which the measurement value, as defined in the Merger Agreement, exceeded the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands Common Stock issuable upon exercise of the stock option (whether such option was vested or unvested).  Any Tween Brands stock option with an exercise price equal to or greater than the measurement value was cancelled without consideration.

In addition, at the effective time of the Merger, the vesting of each share of Tween Brands restricted stock was accelerated, and each such share was converted into the right to receive 0.47 shares of our common stock. These shares were treated as a pre-Merger expense by Tween Brands.

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 14. We will refer to the post-Merger operations of Tween Brands as “Justice”.

The Company’s condensed consolidated financial statements include Justice’s results of operations from November 25, 2009, the effective date of the Merger.  The following are Justice’s results included in our Condensed Consolidated Statements of Operations (Unaudited):
Thirteen and Twenty-Six Weeks Ended January 23, 2010
Net sales	$221,105
Cost of sales, including occupancy and buying costs	125,777
Selling, general and administrative expenses	52,923
Depreciation and amortization	5,514
Operating income	$36,891

The Company accounted for the acquisition as a purchase using the accounting standards established by the FASB guidance on business combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, of $96.2 million, was allocated to goodwill (see Note 9). The Company recognized a total of $5.8 million of merger related costs in the twenty-six weeks ended January 23, 2010.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, November 25, 2009, in accordance with the FASB guidance on business combinations.  Under the acquisition method of accounting, all of Tween Brands’ assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values while transaction costs associated with the transaction are expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on the data. In addition, the Company utilized specialists to assist in the valuation process. The final purchase accounting has not yet been completed as it pertains to certain items primarily relating to income taxes and the valuation of tangible and intangible assets.

The estimated fair values of assets acquired and liabilities assumed, as of the close of business on November 24, 2009 are as follows:

(Amounts in thousands)

Shares of Dress Barn common stock issued in the Merger (rounded)	11,699
Per share price of our common stock	$21.47
Fair value Dress Barn common stock issued	$251,183
Repayment of Tween Brands' bank debt
and accrued interest	162,915
Payment for stock options and fractional shares	976

Total Purchase Price	$415,074

Current assets	$127,929
Inventory	116,210
Short-term deferred tax assets	12,410
Property, plant, and equipment, net	213,718
Intangibles	83,900
Other non-current assets	7,196
Total assets acquired	561,363

Accounts payable and accrued expenses	(107,117)
Deferred rent and lease incentives	(117,794)
Deferred compensation & other LT liabilities	(7,449)
Long-term deferred tax liabilities	(10,170)
Total liabilities assumed	(242,530)

Net assets acquired, net of cash and cash equivalents acquired of $83,730	318,833

Goodwill	$96,241

The following unaudited pro forma information assumes the Justice acquisition had occurred on July 27, 2008. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on July 27, 2008, nor is it indicative of the Company’s future results.

(Amounts in thousands, except per share data)
	Thirteen weeks ended		Twenty-six weeks ended
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009

Pro forma net sales	$657,422	$609,150	$1,320,770	$1,239,822
Pro forma net income (loss)	$22,664	$(11,846)	$56,613	$11,050
Pro forma earnings (loss) per share:
Basic	$0.31	$(0.17)	$0.78	$0.15
Diluted	$0.28	$(0.17)	$0.71	$0.15

3.  Change in Accounting Principles

Change in method of accounting for noncontrolling interest

Effective July 26, 2009, we adopted the FASB Accounting Standards Codification (ASC) authoritative guidance ASC 810-10, Consolidation – Overall, (formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  This guidance became effective beginning with our first quarter in fiscal 2010.  The guidance requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented.  Noncontrolling interest of $0.7 million, previously recorded as goodwill, was reclassified to our shareholders’ equity section resulting in the noncontrolling interest balance of $1.2 million, at July 25, 2009 in our Condensed Consolidated Balance Sheets.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and it did not affect our cash flows.  See tables below for further information related to our adoption.

Noncontrolling interest income (loss) amounts for the thirteen weeks ended January 23, 2010 and January 24, 2009 were ($0.1) million and $0.2 million, respectively.  For the twenty-six weeks ended January 23, 2010 and January 24, 2009, noncontrolling interest income amounts were $0.1 million and $0.3 million, respectively.  Noncontrolling interest income amounts are not presented separately in the Condensed Consolidated Statements of Operations due to immateriality, but are reflected within the “other income” line item.

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

Since our 2.5% Convertible Senior Notes due December 2024 (the “Notes”) were within the scope of this guidance, we adopted this guidance on July 26, 2009, and accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks and twenty-six weeks ended January 24, 2009 on a retrospective basis.  Upon adoption, we estimated the fair value, as of the date of issuance, of the Notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount was being accreted to interest expense over the seven-year period to the first put date of the notes in 2011, resulting in an increase in non-cash interest expense in prior and future periods. The retrospective application to our Condensed Consolidated Statements of Operations resulted in an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for the fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.  The impact on our quarterly statements resulted in a pretax non-cash interest expense of $1.3 million for the thirteen weeks ended January 23, 2010 and $2.6 million for the twenty-six weeks ended January 23, 2010. Additionally, the retrospective application to our quarterly statements resulted in a pre-tax non-cash interest expense of $1.3 million for the thirteen weeks ended January 24, 2009 and $2.5 million for the twenty-six weeks ended January 24, 2009. See Note 10 regarding the tender offer of the Notes.

The following tables set forth the effect of the retrospective application on certain previously reported items in accordance with the new accounting guidance on debt with conversions and other options, and the new accounting guidance on noncontrolling interest in consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	Previously Reported	Convertible	Non- controlling
	Consolidated	Senior Note	Interest	Consolidated
	July 25, 2009	Impact	Impact	July 25, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$240,763	$—	$—	$240,763
Investment securities	112,998			112,998
Merchandise inventories	193,979			193,979
Prepaid expenses and other current assets	17,874	1,167		19,041
Total Current Assets	565,614	1,167	—	566,781

Property and Equipment, net	277,913			277,913
Other Intangible Assets, net	104,932			104,932
Goodwill	131,368		(712)	130,656
Investment Securities	30,813			30,813
Deferred Income Tax	3,091			3,091
Other Assets	18,090	(3,104)		14,986
TOTAL ASSETS	$1,131,821	$(1,937)	$(712)	$1,129,172
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

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations  (unaudited)
(Amounts in thousands, except per share data)

	For the Thirteen Weeks Ended January 24, 2009
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$343,201	$—	$343,201
Cost of sales, including occupancy and
buying costs (excluding depreciation which is shown separate below)	230,516		230,516
Selling, general and administrative expenses	102,987		102,987
Depreciation and amortization	12,111		12,111
Operating loss	(2,413)	—	(2,413)

Interest income	1,422		1,422
Interest expense	(1,186)	(1,271)	(2,457)
Other income	452		452
Loss before income tax benefit	(1,725)	(1,271)	(2,996)

Income tax benefit	(657)	(503)	(1,160)

Net Loss	$(1,068)	$(768)	$(1,836)

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	59,880	59,880	59,880
Diluted	59,880	59,880	59,880

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations  (unaudited)
(Amounts in thousands, except per share data)

	For the Twenty-Six Weeks Ended January 24, 2009
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$719,599	$—	$719,599
Cost of sales, including occupancy and
buying costs (excluding depreciation which is shown separate below)	459,714		459,714
Selling, general and administrative expenses	205,675		205,675
Depreciation and amortization	24,315		24,315
Operating income	29,895	—	29,895

Interest income	3,424		3,424
Interest expense	(2,412)	(2,525)	(4,937)
Other income	905		905
Earnings (loss) before provision for income taxes	31,812	(2,525)	29,287

Provision for income taxes (benefit)	12,396	(999)	11,397

Net earnings (loss)	$19,416	$(1,526)	$17,890

Earnings (loss) per share:
Basic *	$0.32	$(0.03)	$0.30
Diluted	$0.31	$(0.02)	$0.29

Weighted average shares outstanding:
Basic	60,117	60,117	60,117
Diluted	62,430	62,430	62,430

* Amounts do not add across due to rounding.

4.  Recent Accounting Pronouncements

Recently Adopted

The FASB has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification™ (“Codification”).  The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009, including our first quarter of fiscal 2010.  The Codification is for disclosure purposes only and did not impact our financial position, results of operations or cash flows.  Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The accounting guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010).  We applied this guidance to the Justice Merger which was completed on November 25, 2009.

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

Recently Issued

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets, effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). This new guidance improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.   We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial position, results of operations or cash flows.

5.  Investment Securities

The following is a summary of our investment securities as of January 23, 2010 and July 25, 2009:
(Amounts in thousands)	January 23, 2010		July 25, 2009
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$102,158	$101,739	$101,655	$100,975
Variable rate demand notes	15,052	15,052	—	—
Auction rate securities	1,300	1,300	4,545	4,545

Trading securities:
Auction rate securities	6,789	6,789	6,798	6,798

Total short-term Investment Securities	125,299	124,880	112,998	112,318

Available-for-sale securities long-term:
Auction rate securities	26,697	33,800	30,813	39,900

Total long-term Investment Securities	26,697	33,800	30,813	39,900

Total Investment Securities	$151,996	$158,680	$143,811	$152,218

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

As of January 23, 2010 and July 25, 2009, our available-for-sale investment securities are comprised of municipal bonds, variable rate demand notes and auction rate securities (“ARS”).  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period.  The vast majority of our ARS are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Our net $26.7 million investment in available-for-sale ARS are classified as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would sell.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  We determined that the $7.1 million valuation adjustment for the twenty-six weeks ended January 23, 2010 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

Under the terms of a Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We hold approximately $7.2 million, at par value, of eligible ARS with UBS. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012.  We elected to measure the Put Option under the fair value method in accordance with accounting guidance on financial instruments and transferred these long-term ARS from available-for-sale to trading investment securities at market value on our Condensed Consolidated Balance Sheets.

At January 23, 2010, the fair value of the ARS and the Put Option were estimated at $6.8 million and $0.3 million, respectively.  We classified these trading ARS as short-term “Investment securities” and the Put Option was included in our short-term “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related ARS with no material net impact to our Condensed Consolidated Statements of Operations.

We review our impairments in accordance with FASB accounting guidance on investments in debt and equity securities to determine if the classification of the impairment is other-than-temporary.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies assessed a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

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

6.  Measurement of Fair Value

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

The table below provides our disclosure of all financial assets as of January 23, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets.

Fair Value Measurements for financial assets as of January 23, 2010
(Amounts in thousands)

Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$102,158	$—	$—	$102,158
Auction rate securities			27,997	27,997
Variable rate demand notes	—	15,052	—	15,052
Trading securities	—	—	6,789	6,789
Subtotal investment securities	102,158	15,052	34,786	151,996

Put Option	—	—	309	309

Total	$102,158	$15,052	$35,095	$152,305

Fair Value Measurements for financial assets as of July 25, 2009
(Amounts in thousands)

Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$101,655	$—	$—	$101,655
Auction rate securities	—	—	35,358	35,358
Trading securities	—	—	6,798	6,798
Subtotal investment securities	101,655	—	42,156	143,811

Put Option	—	—	230	230

Total	$102,158	$—	$42,386	$144,041

As of January 23, 2010, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

Our investments in variable rate demand notes (“VRDN”) contain major bank liquidity agreements, municipal bonds and notes and commercial paper including money market instruments. Certain securities are subject to a hard-put option(s) where the principal amount is contractually assured by the issuer and/or the broker and backed by a letter of credit. The market approach was used to value our VRDN. We classified these securities as Level 2 instruments due to either its usage of observable market prices in less active markets or, when observable market prices were not available, its use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Financial assets utilizing Level 3 inputs include ARS and the related Put Option (see Note 5 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):
Level 3 (Unobservable inputs) (Amounts in thousands)	Three Months ended January 23, 2010	Six Months ended January 23, 2010
Balance at beginning of period	$34,553	$42,386
Realized/Unrealized gain included in earnings *	(25)	(8)
Change in temporary valuation adjustment included in other comprehensive income	810	1,984
Change in valuation of Put Option	57	78
Redemptions at par	(300)	(9,345)
Balance as of January 23, 2010	$35,095	$35,095

*	Settlement Agreement- See Note 5 for further detail. Represents the amount of total gains for the period includedin earnings relating to assets still held on January 23, 2010.

Fair Values Measurements of Non-Financial Instruments

On July 26, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations.  The adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows for the periods presented.

The table below segregates non-financial assets and liabilities as of January 23, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities as of January 23, 2010 are as follows:

(Amounts in thousands)

Description	Total	Level 1	Level 2	Level 3	13 weeks Realized Losses	26 weeks Realized Losses
maurices Studio Y trade name (a)	$13,000	$—	$—	$13,000	$—	$2,000
Long-lived assets held and used (b)	163,541	—	—	163,541	2,687	2,981

Total	$176,541	$—	$—	$176,541	$2,687	$4,981

(a)
During the first quarter of fiscal 2010, based on the performance of the Studio Y brand, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value on October 24, 2009.  Therefore, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses (see Note 9 for further detail).

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

7.  Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	January 23, 2010		July 25, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$252,280	$252,280	$240,763	$240,763
Short-Term Investment Securities (b)	125,299	125,299	112,998	112,318
Long-Term Investment Securities (b)	26,697	26,697	30,813	39,900
Put Option (b)	309	309	230	230

Liabilities:
2.5% Convertible Senior Notes (c)	—	—	176,094	101,354
5.33% mortgage note, due July 2023 (d)	23,034	26,598	22,061	27,263
Other long-term debt (e)	136	136	146	146

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.

(b)	For more information on our investment securities and Put Option, refer to Note 5 and Note 6 for further detail.

(c)
Effective on January 22, 2010, we completed a tender offer for all of the outstanding Notes. Fair value as of July 25, 2009 is based on PORTAL (Private Offering Resale and Trading through Automated Linkage).  Refer to Note 3 and Note 10 for further detail.

(d)	The fair value of the mortgage notes is based on the net present value of cash flows at estimated current interest rates that we could obtain for a similar borrowing.

(e)	The carrying amount of the other long-term debt approximates fair value.

8. Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	January 23, 2010	July 25, 2009

Property and Equipment:
Land	$15,631	$6,131
Buildings	74,183	53,625
Leasehold Improvements	274,395	174,772
Fixtures and Equipment	263,757	215,350
Information Technology	138,880	88,222
Construction in Progress	17,297	17,985
	784,143	556,085

Less accumulated depreciation and amortization	(301,968)	(278,172)

Property and equipment, net	$482,175	$277,913

The increase in property and equipment is primarily due to the Justice Merger which was consummated on November 25, 2009. See Note 2 for further detail.

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations.  As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $2.7 million and $2.4 million during the thirteen weeks ended January 23, 2010 and January 24, 2009.  We recorded an asset impairment and disposal charge of $3.0 million and $4.0 million during the twenty-six weeks ended January 23, 2010 and January 24, 2009 in our Condensed Consolidated Statements of Operations (see Note 6 for further detail).

9. Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Merger with Tween Brands. We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $96.2 million, was allocated to goodwill. Goodwill amortization for this transaction is not deductible for tax purposes. In conjunction with the merger we acquired “Justice” brand trademarks and service marks, including the mark “Justice” which used to identify merchandise and services.  Many of these marks are registered with the U.S. Patent and Trademark Office.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

In January 2005, we acquired the outstanding stock of Maurices Incorporated. We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $130.7 million, was allocated to goodwill.  Goodwill amortization for this tranaction is deductible for tax purposes.  In conjunction with this transaction we acquired the “maurices” and “Studio Y” brands and trademarks.

We became a majority owner of an equity investment in the first quarter of fiscal 2009.  We began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009, which was reflected in goodwill in the amount of $0.7 million. Pursuant to the transition provisions, we adopted the new FASB accounting guidance on consolidation, related to the accounting for noncontrolling interests in consolidated financial statements.  We have retroactively adjusted our fiscal 2009 presentation to reflect the noncontrolling interest portion of our equity investment.  Accordingly, we reclassed our prior equity investment adjustment of $0.7 million from goodwill, resulting in a remaining balance of $130.7 million.

The following analysis details the changes in goodwill for each reportable segment during the six months ended January 23, 2010:

(Amounts in thousands)	maurices	Justice	Total

Balance at July 25, 2009	$130,656	—	$130,656

Justice Merger	—	$96,241	96,241

Balance at January 23, 2010	$130,656	$96,241	$226,897

In accordance with the FASB accounting guidance on goodwill and intangible assets, the amortization of goodwill and indefinite-life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually on or about June 30th or whenever we identify certain triggering events that may indicate impairment.  We assess the fair value of our indefinite-lived intangible assets, such as trade names, using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset if we were to license the use of the assets. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.  We considered whether specific impairment indicators were present, such as plans to abandon (for which there were no such plans).  There were no cumulative goodwill losses to date.

Other identifiable intangible assets consist of customer relationships and proprietary technology.  Trade names and franchise rights were determined to have an indefinite life and therefore are not amortized.  Customer relationships, proprietary technology and defensive assets constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives on a straight line basis. A fair value was not assigned to the customer relationships from the Justice Merger because under the valuation analysis income approach the value of the customer loyalty and the resulting relationship was offset by the costs associated with the asset and the relatively short life of the customer relationship.

We also acquired favorable leases of $6.5 million classified in the other long-term assets in our balance sheet. Favorable lease rights are amortized over the lease term and assessed for impairment in accordance with ASC 350-35.

During the first quarter of fiscal 2010, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value. As a result, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses in the first quarter of fiscal 2010.  For testing purposes, the fair value was estimated based on projections of future years’ operating results and associated cash flows.  Should the improved operating results reflected in these projections not materialize, future impairment charges may be required.

Other intangible assets were comprised of the following as of January 23, 2010:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$102,000	—	$102,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	2 years	2,200	$(1,598)	602
maurices Proprietary Technology	5 years	—	3,298	(3,298)	—

Justice Limited Too Trade Name (c)	7 years	7 years	1,600	(43)	1,557
Justice Proprietary Technology (d)	5 years	5 years	4,800	(141)	4,659
Total			$191,398	$(5,080)	$186,318

(a)
Fair value was determined using a discounted cash flow model that incorporates the relief from royalty (“RFR”) method.  Significant assumptions included, among other things, estimates of future cash flows, royalty rates and discount rates.  This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(b)
Fair value of these international franchise rights was determined using a discounted cash flow model that incorporates the relief from royalty (“RFR”) method. This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(c)
Fair value was determined using the RFR method and assigned an indefinite life. This meets the definition of a defensive asset under ASC 350-30-25-5, and was assigned a remaining life of seven years which represents the lifecycle of the average Justice customer.

(d)
Fair value was determined using the cost approach, as it consists of internally developed software that does not have an identifiable revenue stream.  The remaining life is the estimated obsolescence rate determined for each identified asset.

Other intangible assets were comprised of the following as of July 25, 2009:
(Amounts in thousands)
Description	Expected Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
maurices:
Customer Relationship	7 years	$2,200	$(1,440)	$760
Proprietary Technology	5 years	3,298	(3,126)	172
Trade Names	Indefinite	104,000	—	104,000
Total		$109,498	$(4,566)	$104,932

Based on our customer relationship and proprietary technology balances as of January 23, 2010, we expect the related amortization expense for the remainder fiscal 2010 to be approximately $0.7 million, $1.4 million in fiscal 2011, $1.2 million in fiscal 2012, $1.1 million in fiscal 2013 and $1.1 million in fiscal 2014.

10. Debt

Debt consists of the following:

(Amounts in thousands)	January 23, 2010	July 25, 2009
5.33% mortgage note, due July 2023	$26,598	$27,263
2.5% Convertible Senior Notes	—	101,354
Other	136	146
	$26,734	$128,763

Less: current portion	(1,383)	(102,701)
Total long-term debt	$25,351	$26,062

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options.  This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance requires retrospective application of its provisions and it does not affect our cash flows.  On July 26, 2009 we adopted this guidance, and accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks and twenty-six weeks ended January 24, 2009 on a retrospective basis. The adoption of this guidance resulted in approximately $33.4 million of the carrying value of the Notes to be reclassified to equity as of the December 2004 issuance date.  This amount represents the equity component of the proceeds from the Notes calculated assuming an 8.0% non-convertible borrowing rate.  The discount was being accreted to interest expense over the seven year period to the first put date of the Notes in 2011.  The results of the retrospective basis on our Condensed Consolidated Statements of Operations reflected an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million, and $2.2 million for fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.

Additionally, the results of the retrospective basis on our quarterly results on a pre-tax non-cash interest expense basis for the thirteen weeks ended January 24, 2009 were $1.3 million and for the twenty-six weeks ended January 24, 2009 were $2.5 million. See Note 3 for further discussion of this adoption.

Mortgage Note

In connection with the purchase of our Suffern facility, Dunnigan Realty, LLC, in July 2003, borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is our corporate offices and dressbarn’s distribution center.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  In connection with the Mortgage, we paid approximately $1.7 million in debt issuance costs.  These costs were deferred and included in “Other Assets” on our Condensed Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.

Tender Offer of Convertible Senior Notes

During the second quarter ended January 23, 2010, we conducted a tender offer of our Convertible Senior Notes (the “Offer”).  Pursuant to the Offer, all of the outstanding Notes with a balance of $112.5 million were validly tendered for exchange and not withdrawn as of the expiration date of the Offer of January 22, 2010.  Therefore, the Company was contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of: a) cash of $112.5 million for the face amount of the notes; b) cash of $4.5 million as inducement to exchange (40 dollars per note); and c) the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  We have reflected the total cash payment of $117 million as of January 23, 2010 in our consolidated balance sheet in the line item, “Tender Offer Payable and Convertible Senior Notes.”  As a result of the Offer, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by 0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.     Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was deminimus to our consolidated financial statements.  Following settlement of the Offer on January 27, 2009, no Notes remain outstanding.

Revolving Credit Agreement

On November 25, 2009, we entered into a revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  The Credit Agreement replaces the Company’s prior $100 million five-year credit facility entered into on December 21, 2005.  The prior facility was scheduled to expire on December 21, 2010, but was terminated concurrently with the Credit Agreement becoming effective on November 25, 2009.  We did not incur any early termination penalties in connection with the termination of the prior facility.

The Credit Agreement provides for an asset based senior secured revolving credit facility up to $200 million based on certain asset values and matures in four years. The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business, capital expenditures, and for general corporate purposes. The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit.  The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement. There are currently no borrowings outstanding under the Credit Agreement. Letters of credit totaling $36.7 million that were outstanding under the prior facility at November 25, 2009 will be treated as letters of credit under the Credit Agreement for the same amount.

The Credit Agreement contains customary representations, warranties, and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments and certain other restrictive agreements.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the Credit Agreement and the guarantees thereof, the Company and our Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory, but excluding real estate.

As of January 23, 2010, we had $32.4 million of outstanding letters of credit, of which $28.3 was issued by one of our banks and $4.1 million are private label letters of credit secured by the Company.

11.  Income Taxes

As a result of the merger with Tween Brands discussed in Note 2, the Company recorded a $12.4 million current deferred tax asset and $10.2 million non-current deferred tax liability in purchase accounting.  In addition, as a result of the conversion of the convertible notes discussed in Note 10, the Company reduced its current deferred tax liabilities by $14.6 million, reduced its current taxes payable by $0.2 million and correspondingly increased its additional paid in capital by $14.8 million.

As of January 23, 2010, our gross unrecognized tax benefits were $32.0 million, including accrued interest and penalties of $7.1 million.  As a result of the merger with Tween Brands, $9.2 million of gross unrecognized tax benefits were recorded in purchase accounting.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $15.0 million.  Excluding the amounts recorded in purchase accounting, discussed above, our gross unrecognized tax benefits during the three-month period ended January 23, 2010 decreased by $0.1 million, including interest and penalties.  Excluding the amounts recorded in purchase accounting, discussed above, our gross unrecognized tax benefits during the six-month period ended January 23, 2010 decreased by $0.6 million, including interest and penalties. We believe it is reasonably possible that there will be an $8.7 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

Effective with the completion of the merger of Dress Barn and Tween Brands on November 25, 2009 the Tween Brands federal consolidated group ceases to exist and the companies acquired as a result of the merger joined Dress Barn’s federal consolidated group.   Due to the merger, the Company now has foreign operations and will now provide taxes for certain foreign jurisdictions.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and a few foreign jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 26, 2008 for the Dress Barn consolidated group; for the Tween Brands Consolidated Group federal periods ended February 3, 2007 through January 31, 2009. Tax periods for state jurisdictions that remain subject to examination include the tax period July 30, 2005 through the tax period ended July 26, 2008, with few exceptions for the Dress Barn Group and for the Tween Brands Group periods ended January 28, 2006 through January 31, 2009.  The Dress Barn federal tax return for the fiscal period ended July 29, 2006 is currently under examination.  Earlier years related to certain foreign jurisdictions remain subject to examination.

12.  Share-Based Compensation

Our 2001 Stock Incentive Plan (the “2001 Plan”) provides for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of six million shares to be available for issuance (for a total of 12 million, after giving effect to a 2-for-1 stock split payable March 31, 2006) under the 2001 Plan.  As of January 23, 2010, there were approximately 2.4 million shares under the 2001 Plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

Stock option awards outstanding under our current plans have been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of January 23, 2010, there was $21.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.  The total intrinsic value of options exercised during the thirteen weeks ended January 23, 2010 was approximately $5.6 million and during the twenty-six weeks ended January 23, 2010 was approximately $12.1 million. The total fair value of options that vested during the first six-month period of fiscal 2010 was approximately $6.3 million.

The following table summarizes the activities in all of our stock option plans and changes during fiscal 2010:

	Options	Weighted Average Exercise Price
Options outstanding – beginning of year July 26, 2009	7,192,103	$12.20
Granted	1,193,613	18.64
Cancelled	(67,445)	17.51
Exercised	(1,131,555)	8.35

Options outstanding at January 23, 2010	7,186,716	$13.82

Options exercisable at January 23, 2010	3,634,961	$11.31

Weighted-average fair value of options granted		$8.79

At January 23, 2010, we had 6,900,659 options vested and expected to vest with an aggregate intrinsic value of $70.8 million and a weighted-average remaining contractual term of 6.7 years.  The options exercisable at January 23, 2010, have an aggregate intrinsic value of $46.0 million and a weighted average contractual term of 5.1 years.

The 2001 Plan also allows for the issuance of restricted shares.  Any shares of restricted stock are counted against the shares available for future grant limit as three shares for every one restricted share granted.  In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant.

The fair value of restricted stock awards is estimated on the date of grant based on the market price of our stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of January 23, 2010, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.  Compensation expense recognized for restricted stock awards during the thirteen weeks ended January 23, 2010 and January 24, 2009 was $0.7 million and $0.1 million.  Compensation expense recognized for restricted stock awards during the twenty-six weeks ended January 23, 2010 and January 24, 2009 was $0.8 million and $0.2 million.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 25, 2009	111,581	$16.53
Granted	184,204	20.12
Vested	(67,432)	16.09
Forfeited	(50)	17.52
Restricted stock awards at January 23, 2010	228,303	$19.56

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of January 23, 2010, there was $0.05 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the thirteen weeks ended January 23, 2010 we did not recognized any compensation expense relating to certain existing LTIP valuation periods. During the 13 weeks ended January 24, 2009, we recognized a total of $0.1 million of compensation expense relating to certain existing LTIP valuation periods. During the twenty-six weeks ended January 23, 2010 and January 24, 2009, we recognized a total of ($0.4) million and ($0.4) million of compensation expense relating to certain existing LTIP valuation periods.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009

Weighted average risk-free interest rate	2.1%	2.6%
Weighted average expected life (years)	3.9	4.9
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	48.1%	40.5%
Expected dividend yield	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends.  The risk-free rate is based on the yield of a U.S. Treasury strip rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted.  Option valuation models require input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the thirteen weeks and twenty-six weeks ended January 23, 2010, excess tax benefits realized from the exercise of stock options was $1.3 million and $3.5 million.

13.  Comprehensive (Loss) Income

Comprehensive (loss) income (“OCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated OCI in shareholders’ equity.  We have recognized a $7.1 million temporary unrealized loss in fair value of our ARS, partially offset by an unrealized gain of $0.4 million from our short-term investments, which is reflected in our accumulated OCI.  See Note 5 for additional information.

14.  Share Repurchase Programs

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

There were no stock purchases during the twenty-six week period ended January 23, 2010.  The total stock purchases that have been made under the 2007 Program are 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

15.  Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share is the conversion obligation of the Notes to the extent dilutive. See Note 10 for additional information.  Components of basic and diluted earnings per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands, except earnings per share)	January 23,	January 24,	January 23, 2010	January 24, 2009
	2010	2009

Net earnings (loss)	$21,688	$(1,836)	$43,360	$17,890

Weighted-average shares outstanding during period on which basic earnings per share is calculated	68,735	59,880	64,636	60,117

Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	7,644	—	6,957	2,313

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	76,379	59,880	71,593	62,430

Earnings (loss) per share:
Basic	$0.32	$(0.03)	$0.67	$0.30
Diluted	$0.28	$(0.03)	$0.61	$0.29

The Notes were dilutive to earnings per share for the twenty-six weeks ending January 24, 2009 and the thirteen and twenty-six weeks ended January 23, 2010, as a result of our average stock price being greater than the conversion price of the Notes.  In accordance with FASB accounting guidance, the number of additional shares related to the dilutive effect of the Notes was approximately 1.2 million, 5.6 million and 5.0 million shares for the twenty-six weeks ended January 23, 2010 and the thirteen and twenty-six weeks ended January 24, 2009, respectively.  For the thirteen weeks ended January 24, 2009 there were 2.1 million shares which were anti-dilutive as a result of the net loss for the quarter.  The Notes were fully redeemed as of January 22, 2010, the effective date of the Offer. See Notes 3 and 10 for further details.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009

Shares excluded from calculation of diluted earnings per share	1,602	9,505	1,665	4,986

16.  Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail and outlet operations of our dressbarn and dressbarn Women brand.
•	maurices segment – consists of the specialty retail, outlet, and e-commerce operations of our maurices brand.
•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Licensing revenue is less than 0.2% of our annual net sales.  E commerce revenue is less than 1.3% of our annual net sales.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Condensed Consolidated Statements of Operations and Cash Flow Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in millions)	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009

Net sales
dressbarn	$209.3	$196.5	$457.3	$429.4
maurices	163.7	146.7	319.8	290.2
Justice *	221.1	n/a	221.1	n/a
Consolidated net sales	$594.1	$343.2	$998.2	$719.6

Operating income (loss)
dressbarn	$(9.8)	$(11.8)	$9.6	$6.4
maurices	16.0	9.4	34.4	23.5
Justice *	36.9	n/a	36.9	n/a
Consolidated operating income (loss)	43.1	(2.4)	80.9	29.9
Loss on tender offer	(5.8)	—	(5.8)	—
Interest income	0.6	1.4	1.3	3.4
Interest expense	(2.7)	(2.5)	(5.3)	(4.9)
Other income	0.4	0.5	1.0	0.9
Earnings (loss) before income taxes	$35.6	$(3.0)	$72.1	$29.3

Depreciation and amortization
dressbarn	$6.8	$6.9	$13.5	$14.0
maurices	5.4	5.2	10.9	10.3
Justice *	5.5	n/a	5.5	n/a
Consolidated depreciation and amortization	$17.7	$12.1	$29.9	$24.3

Capital expenditures
dressbarn	$3.2	$3.9	$7.6	$12.9
maurices	7.1	5.4	15.1	14.6
Justice *	2.1	n/a	2.1	n/a
Consolidated capital expenditures	$12.4	$9.3	$24.8	$27.5

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

(continued)

Condensed Consolidated Balance Sheets Data:

(Amounts in millions)	January 23, 2010	July 25, 2009

Total assets
dressbarn	$1,127.9	$946.5
maurices	172.4	182.7
Justice *	338.1	n/a
Total consolidated assets	$1,638.4	$1,129.2

Merchandise inventories
dressbarn	$100.6	$126.1
maurices	55.1	67.9
Justice *	86.8	n/a
Total consolidated merchandise inventories	$242.5	$194.0

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

17. Commitments and Contingencies

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at January 23, 2010 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations (a)	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond

Operating lease obligations (b)	$1,182,569	$176,543	$410,231	$284,692	$311,103

Mortgage principal	26,598	1,383	2,997	3,334	18,884

Mortgage interest	10,764	1,384	2,538	2,201	4,641

Tax payments	1,914	1,914	-	-	-

Other debt	136	136	-	-	-

Total	$1,221,981	$181,360	$415,766	$290,227	$334,628

(a)
At January 23, 2010 the ultimate amount and timing of further cash settlements relating to $30.1 million of gross tax liabilities for uncertain tax positions cannot be predicted with reasonable certainty, those liabilities for uncertain tax positions are excluded from the contractual obligation table (See Note 11 to the consolidated financial statements).

(b)
The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of January 23, 2010.  The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases.  In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year.  Total CAM charges and real estate taxes for the thirteen weeks ended January 23, 2010 and January 24, 2009 were $18.5 million and $11.0 million, respectively.  Total CAM charges and real estate taxes for the twenty-six weeks ended January 23, 2010 and January 24, 2009 were $29.8 million and $22.0 million, respectively.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond

Trade letters of credit	$26,742	$26,742	$—	$—	$—

Standby letters of credit	5,626	5,626	—	—	—

Firm purchase orders (a)	9,153	9,153	—	—	—

Total	$41,521	$41,521	$—	$—	$—

(a)
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

Legal Matters

On October 2, 2009, three lawsuits against Tween Brands, Inc. and its Board of Directors were consolidated in Delaware state court into a single purported class action relating to the merger of Tween Brands, Inc. into a subsidiary of the Company.  The lawsuit alleged, among other things, that Tween Brands and its directors breached their fiduciary duties by allegedly failing to obtain adequate consideration in the proposed merger and issuing allegedly inadequate disclosure documents.  Plaintiffs and defendants reached an agreement in principle pursuant to which Tween Brands put additional disclosure language in its merger proxy statement and agreed to pay legal fees to plaintiffs’ law firms. The settlement agreement is subject to further documentation and approval of the Delaware Chancery Court.

On January 21, 2010, Tween Brands, Inc. was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  This wage and hour lawsuit is in its preliminary stages.  Tween Brands is investigating the claims made in the lawsuit.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction. All three cases were consolidated in California state court.  A mediation was held in January 2010.  The parties are currently in settlement negotiations.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

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

General

We operate women’s and girls’ apparel specialty stores, principally under the names “dressbarn”, “dressbarn woman”, “maurices” and “Justice”.  Since our retail business began, we have established, marketed and expanded our business as a source of fashion and value.  We offer a lifestyle-oriented, stylish, value-priced assortment tailored to our customers’ needs.

During the second quarter of our fiscal 2010, we consummated a merger with Tween Brands, the specialty apparel company that targets girls who are ages 7 to 14 (“tweens”). As provided for in the Merger Agreement, each share of Tween Brands’ common stock was converted into the right to receive 0.47 shares of our common stock, for a total of 11,698,629 shares issued valued at $251.2 million on the date of the merger, plus cash in lieu of a fractional share of our common stock in the amount of $0.2 million. In addition, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Merger will be cancelled and automatically converted into the right to receive a lump sum cash payment totaling $0.8 million (without interest) equal to (i) the amount, if any, by which the measurement value, as defined, exceeds the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands common stock issuable upon exercise of the stock option (whether such option is vested or unvested).

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 14. We will refer to the post-Merger operations of Tween Brands as “Justice”.

 Justice Overview

Justice sales come from a variety of income streams, including retail sales in Justice stores and customer orders from catazines and its e-commerce website, www.shopjustice.com.  Such e-commerce revenue is less than 5% of its annual net sales. Justice also earns licensing revenue from its international franchised stores and from advertising and other “tween-right” marketing initiatives with partner companies. Licensing revenue is less than 1% of its annual net sales.

The Justice business model is predicated on anticipating what its customer wants, “Our Girl”- as Justice refers to her- and delivering the hottest fashion and shopping experience just for her and all at a great value for mom.

Justice creates, designs and develops its own exclusive Justice branded merchandise in-house.  This allows Justice to maintain creative control and respond as quickly as fashion trends dictate, putting Justice ahead of its competition when it comes to offering the hottest fashion assortment to its customers.

The Justice merchandise mix represents the broad assortment that its girl wants in her store- a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs.    While apparel represents about 66% of its product mix, significant contributions are made by lifestyle and accessories categories, all serving to diversify the offering in Justice stores.  Justice plans inventories to include about 20% of core offerings, complemented by approximately 65% “predictable fashion” and 15% of trendier, “incoming fashion” pieces.

As of January 23 2010, Justice operated 899 stores.  Justice stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of “our girl”.  In order to keep the store atmosphere fresh, Justice reassess the layouts of its stores and reinvests in new formats to better highlight its merchandise.

Justice is located where its target customer shops. Justice store footprint includes over 475 mall locations, where the presence of strong anchors and other specialty retailers enhance the shopping experience for its existing customers, as well as generate new-to-Justice traffic for its stores. Strip centers bring convenient shopping to Justice’s customers and Justice currently has over 225 stores located in these formats.  Justice also has a significant presence in lifestyle centers, which continue to grow in importance as a shopping destination, and outlet centers. Justice is currently located across 45 states and Puerto Rico.

Several initiatives are currently in process at Justice:

First, Justice will continue to communicate the “Justice value proposition” to drive its sales, primarily through direct mail marketing.  For example, Justice plans to increase its spring mailings from 28 million pieces last year up to 38 million this year.

Justice’s marketing strategy reinforces the message that Justice has the hottest fashion and the exciting shopping experience “our girl” wants at a price that is as value-conscious as its competition.   Justice has found a successful marketing rhythm that lets Justice attract and retain both the returning Justice customers and those newly introduced to the brand.  In order to achieve and maintain significant brand name recognition, Justice invests in the development of its brands through various means, including customer research, advertising and promotional events, direct mail marketing (through catazines and postcards), internet marketing and other measures.

Second, Justice is increasing the direct sourcing penetration from its current levels.  Through its Justice sourcing offices in Korea and Hong Kong, Justice continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling Justice to control the quality of goods, combined with speed to market and pricing.   With Justice’s successful sourcing operations, Justice is able to eliminate the middleman, reduce costs and increase initial markup.  Justice has registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

Seasonality - The retail apparel market has two principal selling seasons, spring (our third and fourth fiscal quarters) and fall (our first and second fiscal quarters).  Justice sales and operating profits are significantly higher during the fall season, as this includes both the back to school and holiday selling periods.

Financial Performance Summary

NOTE: All results for Justice are from November 25, 2009 (the merger date) to the end of the fiscal quarter.

During the thirteen weeks of fiscal 2010 that ended January 23, 2010 (the second quarter), net sales were $594.1 million, an increase from $343.2 million for the thirteen weeks ended January 24, 2009 (the prior year quarter). Net sales for Justice were $221.1 million since the merger on November 25, 2009. The Company’s comparable store sales increased 10.0% during the second quarter (dressbarn increased 5.6%, maurices increased 4.5% and Justice increased 19.3%). Net sales also increased as a result of 28.1% net additional store square footage primarily from the Justice merger and new store openings. We opened no new dressbarn Combo stores and 7 maurices stores during the second quarter.  The Justice merger added 906 stores.  There were 9 dressbarn, 2 maurices and 9 Justice store closings during the second quarter.  Our total store square footage at the end of the second quarter increased approximately 28.1% from the end of the prior period, primarily due to the Justice merger.

Net earnings for the second quarter increased to $21.7 million from net loss of $1.8 million for the prior period.  Diluted earnings per share for the second quarter were $0.28 versus a $0.03 per share loss for the prior period.

During the twenty-six weeks of fiscal 2010 that ended January 23, 2010 (the six-month period), net sales were $998.2 million, an increase from $719.6 million for the twenty-six weeks ended January 24, 2009 (the prior period).  Net sales for Justice were $221.1 million since the merger on November 25, 2009. Our comparable store sales increased 7.5% during the six-month period (dressbarn increased 5.0%, maurices increased 4.0% and Justice increased 19.3%, primarily due to our merchandise assortment at value prices that resonated with our customers. We opened 8 dressbarn Combo stores and 20 maurices stores during the six month period.  The Justice merger added 906 stores.  There were 9 dressbarn, 2 maurices and 9 Justice store closings during the six-month period. Our total store square footage at the end of the quarter increased approximately 15.9% from the end of the prior period primarily due to the Justice merger.

Net earnings for the twenty-six weeks increased to $43.4 million from $17.9 million for the prior period.  Diluted earnings per share for the twenty-six weeks were $0.61 versus $0.29 per share for the prior period.

Company Initiatives

Tender Offer of Convertible Senior Notes

During the second quarter ended January 23, 2010, we conducted a tender offer of our Convertible Senior Notes (the “Offer”).  Pursuant to the Offer, all of the outstanding Notes with a balance of $112.5 million were validly tendered for exchange and not withdrawn as of the expiration date of the Offer of January 22, 2010.  Therefore, the Company was contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of: a) cash of $112.5 million for the face amount of the notes; b) cash of $4.5 million as inducement to exchange (40 dollars per note); and c) the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  We have reflected the total cash payment of $117 million as of January 23, 2010 in our consolidated balance sheet in the line item, “Tender Offer Payable and Convertible Senior Notes.”  As a result of the Offer, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by 0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.     Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was deminimus to our consolidated financial statements.  Following settlement of the Offer on January 27, 2009, no Notes remain outstanding.

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

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Net sales growth vs. prior year	73.1%	(0.7)%	38.7%	1.5%
dressbarn comparable store sales	5.6%	(5.7)%	5.0%	(2.5)%
maurices comparable store sales	4.5%	(2.4)%	4.0%	(2.5)%
Justice comparable store sales *	19.3%	n/a	19.3%	n/a
Total comparable store sales *	10.0%	(4.4)%	7.5%	(2.5)%

Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	60.9%	67.2%	60.3%	63.9%

SG&A as a percentage of sales	28.9%	30.0%	28.6%	28.6%

Square footage growth vs. prior year	28.1%	5.1%	15.9%	5.1%

Stores open	2,475	1,531	2,475	1,531

Capital expenditures (in millions)	$12.4	$9.3	$24.8	$27.5

Diluted earnings per share	$0.28	$(0.03)	$0.61	$0.31

*
The Justice merger was consummated on November 25, 2009 and therefore does not have data related to our prior reporting period presented. Justice comparable store sales were based on the sales of stores open for the full period from the merger date to the end of the quarter compared to the same stores open for the full period in the prior year which were operated by Tween Brands, Inc prior to the merger.

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

Results of Operations

Net sales:

	Thirteen Weeks Ended
(Amounts in millions, except for % change amounts)	January 23, 2010	% of Sales	January 24, 2009	% of Sales	% Change

dressbarn	$209.3	35.2%	$196.5	57.3%	6.5%
maurices	163.7	27.6%	146.7	42.7%	11.6%
Justice	221.1	37.2%	—	—	—
Consolidated net sales	$594.1		$343.2		73.1%

	Twenty-Six Weeks Ended
(Amounts in millions, except for % change amounts)	January 23, 2010	% of Sales	January 24, 2009	% of Sales	% Change

dressbarn	$457.3	45.8%	$429.4	59.7%	6.5%
maurices	319.8	32.0%	290.2	40.3%	10.2%
Justice	221.1	22.2%	—	—	—
Consolidated net sales	$998.2		$719.6		38.7%

Net sales for the fiscal second quarter increased to $594.1 million from $343.2 million for the prior period. The increase is primarily due to the inclusion of Justice. Our net sales increase for the fiscal second quarter was boosted by our consolidated comparable store sales increase of 10.0% (dressbarn reported 5.6%, maurices reported 4.5% and Justice reported 19.3%) and combined with 28.1% net additional store square footage primarily from the Justice merger and new store openings.  The dressbarn brands’ total number of sales transactions decreased 1.5%, units per transaction increased 1.1%, and average dollar sale increased 8.0%.  Additionally, our average unit retail increased 6.8%.  maurices sales increase was primarily driven by the 4.5% comparable store sales increase and new store growth. maurices average unit retail increased 7.7% and units per transaction decreased 2.2% for a net increase of approximately 5.3% in average dollar sale offset by the 0.7% decrease in total sales transactions.

Net sales for the six month period increased to $998.2 million from $719.6 million for the prior period.  The increase is primarily due to the inclusion of Justice. Our consolidated comparable store sales increase of 7.5% (dressbarn reported 5.0%, maurices reported 4.0% and Justice reported 19.3%) and combined with 15.9% net additional store square footage primarily from the Justice merger and new store openings also contributed to the sales increase.  The dressbarn brands’ total number of sales transactions were flat while units per transaction increased 0.6%, and average dollar sale increased 6.5%.  Additionally, our average unit retail increased 5.8%.  maurices sales increase was primarily driven by the 4.0% comparable store sales increase and new store growth.  maurices average unit retail increased 6.5% and units per transaction decreased 2.2% for a net increase of approximately 4.1% in average dollar sale offset by the 0.1% decrease in total sales transactions.

Cost of sales, including buying and occupancy costs, excluding depreciation (cost of sales):
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009	$ Change	% Change

Thirteen weeks ended	$361.6	$230.5	$131.1	56.9%
As a percentage of sales	60.9%	67.2%

Twenty-six weeks ended	$601.9	$459.7	$142.2	30.9%
As a percentage of sales	60.3%	63.9%

Cost of sales for the second quarter decreased to 60.9% from 67.2% for the prior period.  For the dressbarn brands, cost of sales was 65.4% of net sales versus 69.8% for the prior period, a decrease of 440 basis points for the second quarter as compared to the prior period, primarily due to lower markdowns. For the maurices brand, cost of sales was 60.4% of net sales and 63.7% for the prior period, a decrease of 330 basis points for the second quarter as compared to the prior period, primarily the result of a decrease in markdowns and a higher initial mark-on. For the Justice brand, cost of sales was $125.7 million or 56.9% of net sales.

Cost of sales for the first six months decreased as a percent of sales to 60.3% from 63.9% for the prior period.   For the dressbarn brands, cost of sales was 63.1% of net sales versus 65.4% for the prior period, a decrease of 230 basis points for the first six months as compared to the prior six month period, primarily due to lower markdowns. For the maurices brand, cost of sales was 58.7% of net sales for the six month period and 61.7% for the prior six month period, a decrease of 300 basis points, primarily the result of a decrease in markdowns and a higher initial mark-on. For the Justice brand, cost of sales was $125.7 million or 56.9% of net sales.

SG&A expenses:
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009	$ Change	% Change

Thirteen weeks ended	$171.7	$103.0	$68.7	66.7%
As a percentage of sales	28.9%	30.0%

Twenty-six weeks ended	$285.5	$205.7	$79.8	38.8%
As a percentage of sales	28.6%	28.6%

SG&A expenses for the second quarter decreased 110 basis points to 28.9% from 30.0% for the prior period. Second quarter’s SG&A includes $4.2 million of merger expenses. For the dressbarn brands, SG&A increased in the second quarter to 36.0% of sales versus 32.7% for the prior period. The leveraging of store operating costs in relation to the comparable store sales increase was offset by increased incentive costs.  maurices SG&A expenses were 26.5% of sales for the second quarter versus 26.4% for the prior period. The increase in SG&A as a percent to sales is attributable to increased incentive compensation costs tied to the strong sales results and costs relating to the startup of its e-commerce operations. For the Justice brand, SG&A expenses were $52.9 million or 24.0% of net sales.

SG&A expenses for the first six months of the current and prior six month period were flat at 28.6% of net sales.  SG&A for the current six month period includes $5.8 million of merger expenses, $2.0 million of trade name impairment and a $1.5 million increase in our deferred compensation plan liability.  For the dressbarn brands, SG&A  increased 200 basis points to 31.9% versus 29.9% for the prior six month period. maurices SG&A expenses were 27.1% of sales for the first six months versus 26.7% for the prior year six month period. For the Justice brand, since the merger on November 25, 2009, SG&A expenses were $52.9 million or 24.0% of net sales.

Depreciation and amortization:
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009	$ Change	% Change

Thirteen weeks ended	$17.7	$12.1	$5.6	46.1%
As a percentage of sales	3.0%	3.5%

Twenty-six weeks ended	$29.9	$24.3	$5.6	23.0%
As a percentage of sales	3.0%	3.4%

Depreciation expense for the thirteen weeks and twenty-six weeks ended January 23, 2010 increased primarily due to the inclusion of the Justice results.

Operating income (loss):
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009		$ Change	% Change

Thirteen weeks ended	$43.1	$(2.4)		$45.5	n/a	%
As a percentage of sales	7.3%	(0.7	) %

Twenty-six weeks ended	$80.9	$29.9		$51.0	170.7%
As a percentage of sales	8.1%	4.2%

As a result of the above factors, operating income as a percent of net sales was 7.3% for the current quarter and (0.7)% for the prior quarter.  For the dressbarn brands, the operating loss was (4.7)% as a percent of sales as compared a loss of (6.0)% in the prior period. For the maurices brand, operating income as a percent of sales increased to 9.8% versus 6.4% for the prior period. The Justice operating income as a percentage of sales was $36.9 million or 16.7% for the period from November 25, 2009, the date the merger was consummated, to the end of the fiscal quarter.

As a result of the above factors, operating income as a percent of net sales was 8.1% for the first six months and 4.2% for the prior year six month period.  For the dressbarn brands operating income increased to 2.1% as a percent of sales as compared to 1.5% in the prior year six month period. For the maurices brand, operating income as a percent of sales increased to 10.8% versus 8.1% for the prior year six month period. The Justice operating income as a percentage of sales was $36.9 million or 16.7% for the period from November 25, 2009, the date the merger was consummated, to the end of the fiscal quarter.

Loss on tender offer:

On January 25, 2010, we announced the completion of a tender offer for 100% of the outstanding balance of the 2.5% Convertible Senior Notes, or $112.5 million, effective January 22, 2010. In conjunction with this tender offer we recognized loss of $5.8 million comprised of a $4.6 million loss on the $40 per note inducement and a $1.2 million loss on derecognition related to the difference between the net book value and the fair value of the notes.

Interest income:
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009	$ Change	% Change

Thirteen weeks ended	$0.6	$1.4	$(0.8)	(60.6)%
As a percentage of sales	0.1%	0.4%

Twenty-six weeks ended	$1.3	$3.4	$(2.1)	(62.8	) %
As a percentage of sales	0.1%	0.5%

The decline in interest income resulted primarily from lower interest rates for the thirteen and twenty-six weeks ended January 23, 2010 as compared to the thirteen and twenty-six weeks ended January 24, 2009.

Interest expense:
(Amounts in millions, except for % amounts)	January 23, 2010		January 24, 2009		$ Change	% Change

Thirteen weeks ended	$(2.7)		$(2.5)		$(0.2)	9.7%
As a percentage of sales	(0.5	) %	(0.7	) %

Twenty-six weeks ended	$(5.3)		$(4.9)		$(0.4)	6.5%
As a percentage of sales	(0.5	) %	(0.7	) %

Interest expense for the thirteen weeks and twenty-six weeks ended January 23, 2010 remained relatively consistent to the prior comparable period.

Other income:
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009	$ Change	% Change

Thirteen weeks ended	$0.4	$0.5	$(0.1)	(2.0	) %
As a percentage of sales	0.1%	0.1%

Twenty-six weeks ended	$1.0	$0.9	$0.1	9.4%
As a percentage of sales	0.1%	0.1%

Other income remained consistent for the thirteen and twenty-six weeks ended January 23, 2010 and January 23, 2009.  The majority of this amount represents rental income from the two tenants’ currently occupying space in our corporate headquarters property in Suffern, New York.

Income Tax Expense (benefit):
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009		$ Change	% Change

Thirteen weeks ended	$13.9	$(1.2)		$15.1	n/a
As a percentage of sales	2.3%	(0.3	) %

Twenty-six weeks ended	$28.8	$11.4		$17.4	152.5%
As a percentage of sales	2.9%	1.6%

The effective tax rate is approximately 39.1% for the second quarter compared to 38.7% for the comparable prior year quarter. The effective tax rate is approximately 39.9% for the twenty-six weeks compared to 38.9% for the prior year six month period.  The increase in the effective tax rate for the twenty-six weeks ended January 23, 2010 when compared to the prior year six month period was primarily attributable to non-deductible merger-related expenses incurred and a reduction in tax exempt income in the current period.  We currently project an effective tax rate for the remainder of fiscal 2010 of approximately 39.6%, which includes interest on our existing uncertain tax positions.

Net earnings (loss):
(Amounts in millions, except for % amounts)	January 23, 2010	January 24, 2009		$ Change	% Change

Thirteen weeks ended	$21.7	$(1.8)		$23.5	n/a
As a percentage of sales	3.7%	(0.5	) %

Twenty-six weeks ended	$43.4	$17.9		$25.5	142.4%
As a percentage of sales	4.3%	2.5%

As a result of operating results, net earnings for the second quarter were $0.28 per diluted share, compared to a net loss of $0.03 per diluted share in prior quarter.  Net earnings for the twenty-six weeks ended January 23, 2010 increased to $0.61 per diluted share, compared to $0.29 per diluted share in the prior year six month period.

 Liquidity and Capital Resources

In summary, our cash flows were as follows (amounts in thousands):

	Twenty-Six Weeks Ended
	January 23, 2010	January 24, 2009
Net cash provided by operating activities	$104,695	$63,324
Net cash provided by (used in) investing activities	62,804	(22,474)
Net cash used infinancing activities	(155,982)	(3,528)

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use our $200 million revolving credit facility to facilitate imports of our products through letters of credit.

At January 23, 2010, we had cash, cash equivalents, investment securities and long-term investments of $404.3 million as compared to $384.6 million as of July 25, 2009.  The increase was due primarily to the excess of cash generated from operations of $104.9 million partially offset by capital expenditures of $24.8 million. During the second quarter we completed Tween Brands, Inc. merger (the “Justice acquisition”) for total consideration of $415.3 million, net of cash and investment securities acquired, including the issuance of approximately 11.7 million shares of our common stock to Tween Brand’s stockholders.

Net cash provided by operations was $104.7 million for the twenty-six weeks compared with $63.3 million during last year’s comparable period.  The increase of $41.6 million was primarily driven by the increase in net earnings versus the prior year. Additional cash generated from vendor financing of our inventory of $15.7 million was offset by $22.6 million of tax payments due to the increase in taxable earnings.

Net cash provided by investing activities for the six-month period was $62.8 million consisting primarily of net cash received of $82.8 million from the Justice merger offset by $24.8 million of capital expenditures.

Net cash used in financing activities was $156.0 million during fiscal 2010 while net cash used in financing activities was $3.5 million during the prior period.  The use of cash in financing activities was primarily due to the  repayment of Tween Brands debt in conjunction with the merger in the amount of $162.9 million offset by the proceeds we received from stock option exercises and the related excess tax benefits.

As of January 23, 2010, $171.7 million of the $200.0 million revolving credit facility was available, with the availability reduced by $28.3 million of letters of credit, primarily relating to the importation of merchandise. We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.

Our investments are comprised primarily of money markets, municipal bonds, variable rate demand notes and auction rate securities (“ARS”), (see Note 5 for further detail). Our ARS are primarily AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Our ARS are deemed not currently liquid since there is currently not enough demand to sell the entire issue at auction. We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or until maturity. Approximately $7.2 million of our ARS, at par value, are covered by an agreement with UBS, whereby at our option, UBS will purchase from us at par value during the period June 30, 2010 through July 2, 2012 all eligible ARS.

At January 23, 2010, we had a balance of $200.8 million in money market funds. In accordance with FASB guidance, the money market funds are included in our “cash and cash equivalents” line item on our Condensed Consolidated Balance Sheets since these type of investments are considered to be highly liquid.

Tender Offer of Convertible Senior Notes

During the second quarter ended January 23, 2010, we conducted a tender offer of our Convertible Senior Notes (the “Offer”).  Pursuant to the Offer, all of the outstanding Notes with a balance of $112.5 million were validly tendered for exchange and not withdrawn as of the expiration date of the Offer of January 22, 2010.  Therefore, the Company was contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of: a) cash of $112.5 million for the face amount of the notes; b) cash of $4.5 million as inducement to exchange (40 dollars per note); and c) the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  We have reflected the total cash payment of $117 million as of January 23, 2010 in our consolidated balance sheet in the line item, “Tender Offer Payable and Convertible Senior Notes.”  As a result of the Offer, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by 0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.     Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was deminimus to our consolidated financial statements.  Following settlement of the Offer on January 27, 2009, no Notes remain outstanding.

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at January 23, 2010.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The material change to the contractual obligations and commercial commitments during the period covered by this report was due to the Justice merger, which was consummated on November 25, 2009. See Note 16 of our Condensed Consolidated Financial Statements for information regarding our contractual obligations and commercial commitments.

Seasonality

The retail apparel market has two principal selling seasons, spring (our third and fourth fiscal quarters) and fall (our first and second fiscal quarters).  The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years.  Justice sales and operating profits are significantly higher during the fall season, as this includes both the back to school and holiday selling periods.  We expect these trends to continue.  In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, and changes in our merchandise mix.

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

Recent Accounting Pronouncements

See Note 3 and 4 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 25, 2009, except as described below.  Our market risk profile as of July 25, 2009 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2009 Annual Report on Form 10-K.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $33.8 million are primarily investments in highly-rated (AAA/Aaa) auction rate securities. We classify our net $26.7 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle. We determined that the $7.1 million valuation adjustment for the quarter ended January 23, 2010 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS agreed that it would purchase eligible ARS it sold to us prior to February 13, 2008. Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Note 5 of our Condensed Consolidated Financial Statements for further information regarding our investments in ARS.

Item 4 - CONTROLS AND PROCEDURES

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) occurred during the fiscal quarter ended January 23, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In November 2009, the Company completed its acquisition of Tween Brands. Management is currently in the process of implementing its integration of Tween Brand’s internal controls over financial reporting with the Company’s internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for Dress Barn and Tween Brands in future fiscal periods. Management expects the integration process to be completed during fiscal 2010.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act as of January 23, 2010).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On October 2, 2009, three lawsuits against Tween Brands, Inc. and its Board of Directors were consolidated in Delaware state court into a single purported class action relating to the merger of Tween Brands, Inc. into a subsidiary of the Company.  The lawsuit alleged, among other things, that Tween Brands and its directors breached their fiduciary duties by allegedly failing to obtain adequate consideration in the proposed merger and issuing allegedly inadequate disclosure documents.  Plaintiffs and defendants reached an agreement in principle pursuant to which Tween Brands put additional disclosure language in its merger proxy statement and agreed to pay legal fees to plaintiffs’ law firms. The settlement agreement is subject to further documentation and approval of the Delaware Chancery Court.

On January 21, 2010, Tween Brands, Inc. was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  This wage and hour lawsuit is in its preliminary stages.  Tween Brands is investigating the claims made in the lawsuit.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction. All three cases were consolidated in California state court.  A mediation was held in January 2010.  The parties are currently in settlement negotiations.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2009.  Except as set forth below, there have been no material changes during the quarter ended January 23, 2010, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 25, 2009.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including the potential impact on the apparel industry, our customers, and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products.

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

As described in Note 9 to our consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005 and the Justice merger consummated in November 2009. Current and future economic conditions may adversely impact maurices’ or Justice’s ability to attract new customers, retain existing customers, maintain sales volumes, and maintain margins.  These events could materially reduce maurices’ or Justice’s profitability and cash flow which could, in turn, lead to an impairment of maurices’ or Justice’s goodwill and intangible assets.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ or Justice’s intangible assets could be impaired or subject to accelerated amortization.

We utilize ports to import our products from Asia

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products. A disruption at ports through which our products are imported could have a material adverse effect on our results of operations and cash flows.

We are pursuing a strategy of international expansion

Justice has licensed stores in certain Middle Eastern countries and Russia and currently intends to expand into other countries in the future. In addition to the general risks associated with doing business in foreign markets, as stated above, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.

We may suffer negative publicity and our business may be harmed if we need to recall any products we sell

Justice has in the past and may in the future need to recall products that we determine may present safety issues. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.

Our expansion into new services and technologies subjects us to additional business, legal, financial and competitive risks

We may have limited or no experience in our newer market segments and our customers may not adopt our new service offerings, which include our new e-commerce service.  This new offering may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, our gross profits in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this was to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Risks associated with the Justice merger

The success of the merger will depend on our ability to manage both our operations and Justice operations, to realize opportunities for revenue growth and, to some degree, to eliminate redundant and excess costs. Achieving the anticipated benefits of the merger may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in the size of the Company;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve;
•	achieving transition and new store growth potential;
•	potential attrition of key employees following the consummation of the merger; and
•	difficulties in maintaining uniform standards and controls, including internal control over financial reporting, required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended January 23, 2010

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

October 25, 2009 through January 23, 2010	—	—	—	3,977,585

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”) which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions.  The 2007 Program has no expiration date.  As of January 23, 2010, the remaining authorized amount for stock repurchases under the 2007 Program was $95.3 million.

(2)	Based on the closing price of $23.97 at January 22, 2010.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on December 9, 2009.  Holders of an aggregate of 60,804,377 shares of our common stock at the close of business on October 9, 2009 were entitled to vote at the meeting, of which 56,796,868 were present in person or represented by proxy.  At the Annual Meeting, our shareholders voted as follows:

Proposal One. To re-elect two directors each for a three-year term expiring on the date of our 2012 Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified.

Name of Nominee	Total Votes For	Total Votes Withheld
John Usdan (3-year term, expiring at the 2012 Annual Meeting of Shareholders )	56,455,193	341,675
Randy L. Pearce (3-year term, expiring at the 2012 Annual Meeting of Shareholders )	56,586,073	210,775

John Usdan and Randy L. Pearce were re-elected to serve as directors as noted above.  Our directors, whose terms of office expire at the 2010 Annual Meeting of Shareholders, are Elliot S. Jaffe and Michael W. Rayden.  Our directors, whose term of office expires at the 2011 Annual Meeting of Shareholders, are David R. Jaffe, Klaus Eppler, and Kate Buggeln. No other persons were nominated, or received votes, for election as directors of The Dress Barn, Inc. at our 2009 Annual Meeting of Shareholders.

Proposal Two. To amend and re-approve under Internal Revenue Code Section 162(m) the material terms of performance-based awards under the Company’s Executive 162(m) bonus plan, as amended.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non- Votes
Total Shares Voted	54,099,269	2,661,254	36,342	—

The proposal to amend and re-approve under Internal Revenue Code Section 162(m) the material terms of performance-based awards under the Company’s Executive 162(m) bonus plan, as amended was approved.

Proposal Three. To approve the engagement of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending July 31, 2010.

	Total Votes For	Total Votes Against	Total Votes Abstained	Broker Non- Votes
Total Shares Voted	56,238,930	547,633	10,304	—

The proposal to approve the engagement of Deloitte & Touche LLP as the Company’s independent auditors was ratified.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
The Dress Barn, Inc.

Date: March 4, 2010	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2010	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)