Form 10-Q
period 2010-04-24
DRESS BARN INC
filed 2010-06-03
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 24, 2010

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
Yes ☐  No ☒

The Registrant had 80,016,158 shares of common stock outstanding as of May 28, 2010.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED APRIL 24, 2010

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	April 24, 2010	July 25, 2009

ASSETS

Current Assets:

Cash and cash equivalents	$263,266	$240,763
Restricted cash	1,338	—
Investment securities	82,659	112,998
Merchandise inventories	263,985	193,979
Deferred income taxes	19,898	—
Prepaid expenses and other current assets	39,546	19,041
Total Current Assets	670,692	566,781

Property and Equipment, net	479,636	277,913
Other Intangible Assets, net	185,976	104,932
Goodwill	229,661	130,656
Investment Securities	27,700	30,813
Deferred Income Taxes	—	3,091
Other Assets	30,111	14,986
TOTAL ASSETS	$1,623,776	$1,129,172

(continued)
See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	April 24, 2010	July 25, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable - trade	$152,201	$138,940
Accrued salaries, wages and related expenses	56,204	32,116
Other accrued expenses	83,511	49,450
Customer liabilities	30,313	13,999
Income taxes payable	12,175	7,491
Deferred income taxes	—	7,405
Current portion of long-term debt	1,402	1,347
Convertible Senior Notes (see Note 10)	—	101,354
Total Current Liabilities	335,806	352,102

Long-term debt	24,985	26,062
Lease related liabilities	182,911	67,772
Deferred compensation and other long-term liabilities	61,190	50,789
Deferred income taxes	14,022	—
Total Liabilities	618,914	496,725

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized - 100,000 shares, Issued and Outstanding - none	—	—
Common stock, par value $0.05 per share: Authorized - 165,000,000 shares
Issued and outstanding - 79,974,245 and 60,237,797 shares, respectively	3,999	3,012
Additional paid-in capital	422,934	145,277
Retained earnings	585,134	493,767
Accumulated other comprehensive (loss)	(5,848)	(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	1,006,219	633,649
Noncontrolling Interest	(1,357)	(1,202)
Total Shareholders’ Equity	1,004,862	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,623,776	$1,129,172

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	April 24, 2010	April 25, 2009

Net sales	$665,497	$375,709
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	373,875	220,642
Selling, general and administrative expenses	194,860	103,057
Depreciation and amortization	20,033	11,715
Operating income	76,729	40,295

Interest income	506	1,046
Interest expense	(684)	(2,515)
Other income (expense)	516	(296)
Earnings before income taxes	77,067	38,530

Provision for income taxes	29,060	15,469

Net earnings	$48,007	$23,061

Earnings per share:
Basic	$0.60	$0.38
Diluted	$0.59	$0.37

Weighted average shares outstanding:
Basic	79,515	59,927
Diluted	81,900	61,774

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009

Net sales	$1,663,706	$1,095,308
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	975,783	680,356
Selling, general and administrative expenses	480,336	308,732
Depreciation and amortization	49,941	36,030
Operating income	157,646	70,190

Loss on debt extinguishment (see Note 10)	(5,792)	—
Interest income	1,781	4,470
Interest expense	(5,940)	(7,452)
Other income	1,506	609
Earnings before provision for income taxes	149,201	67,817

Provision for income taxes	57,834	26,866

Net earnings	$91,367	$40,951

Earnings per share:
Basic	$1.31	$0.68
Diluted	$1.19	$0.66

Weighted average shares outstanding:
Basic	69,625	60,046
Diluted	76,889	62,229

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
(Amounts and shares in thousands)

	Shares Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total The Dress Barn Inc. Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance, July 25, 2009	60,238	$3,012	$145,277	$493,767	$(8,407)	$633,649	$(1,202)	$632,447

Net earnings				91,367		91,367		91,367
Unrealized gain on investment securities					2,559	2,559		2,559
Total comprehensive income						93,926		93,926

Change in noncontrolling interest						—	(155)	(155)
Issuance/retirement of restricted stock, net	180	9	(9)			—		—
Restricted stock compensation expense			1,435			1,435		1,435
Tax benefit from exercise of stock options			5,408			5,408		5,408
Employee Stock Purchase Plan activity	9		168			168		168
Shares issued pursuant to exercise of stock options	1,533	77	13,730			13,807		13,807
Share based compensation – stock options			5,867			5,867		5,867
Tween Brands, Inc. merger	11,699	585	250,598			251,183		251,183
Tween merger restricted stock issuance	90	5	(5)			—		—
2.5% Convertible Senior Notes tender offer (see Note 10)	6,225	311	(14,338)			(14,027)		(14,027)
Tax benefit from the Convertible Senior Note tender offer			14,803			14,803		14,803

Balance, April 24, 2010	79,974	$3,999	$422,934	$585,134	$(5,848)	$1,006,219	$(1,357)	$1,004,862

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009

Operating Activities:

Net earnings	$91,367	$40,951

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	49,941	36,030
Asset impairments and disposals	7,847	5,184
Deferred taxes	9,983	8,844
Deferred rent and other occupancy costs	(11,824)	(3,181)
Share-based compensation	7,302	4,937
Loss on debt extinguishment (see Note 10)	5,792	—
Excess tax benefits from share-based compensation	(5,408)	(490)
Amortization of debt issuance costs	769	434
Amortization of convertible senior notes discount	2,604	3,669
Cash surrender value of life insurance	(4,405)	1,532
Gift card breakage	(2,108)	(1,431)
Other	49	717

Changes in assets and liabilities:
Merchandise inventories	46,204	11,130
Prepaid expenses and other current assets	6,418	8,961
Other assets	4,464	(71)
Accounts payable	(16,648)	9,649
Accrued salaries, wages and related expenses	5,739	3,065
Other accrued expenses	(12,558)	(1,972)
Customer liabilities	6,878	2,424
Income taxes payable	6,703	294
Lease related liabilities	5,819	7,354
Deferred compensation and other long-term liabilities	1,345	(1,986)
Total adjustments	114,906	95,093

Net cash provided by operating activities	206,273	136,044

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009

Investing Activities:
Merger of Tween Brands (see Note 2)	82,754	—
Cash paid for property and equipment	(42,681)	(45,258)
Redemption of available-for-sale investment securities	105,812	78,505
Purchases of available-for-sale investment securities	(55,444)	(72,630)
Sale of trading investment security	250	—
Investment in life insurance policies	(3,321)	(177)
Proceeds from insurance settlement	—	733
Change in restricted cash	177	—
Net cash provided by / (used in) investing activities	87,547	(38,827)

Financing Activities:
Repayments of long-term debt	(1,022)	(967)
Repayments of Tween Brands long-term debt in connection with the merger (see Note 2)	(162,915)	—
Purchase of treasury stock	—	(4,657)
Convertible Senior Notes tender offer	(122,406)	—
Payment of deferred financing costs	(4,357)	—
Proceeds from employee stock purchase plan purchases	168	96
Excess tax benefits from share-based compensation	5,408	490
Proceeds from stock options exercised	13,807	1,710
Net cash used in financing activities	(271,317)	(3,328)

Net increase in cash and cash equivalents	22,503	93,889
Cash and cash equivalents - beginning of period	240,763	127,226
Cash and cash equivalents - end of period	$263,266	$221,115

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$39,090	$10,943
Cash paid for interest	$2,510	$2,562
Accrual for capital expenditures	$6,237	$4,636
Issuance of common stock for Tween Brands merger	$251,183	$—

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly owned subsidiaries (collectively, “we”, “our”, the “Company” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2009 (“our 10-K”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 25, 2009 Condensed Consolidated Balance Sheet amounts have been derived from our audited financial statements included in our 10-K. References to fiscal 2010 relate to our fiscal year ending July 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to Tween Brands’ financial statements to conform to Dress Barn’s financial reporting classification of expenses in the Condensed Consolidated Statements of Operations and the classification of assets and liabilities in the Condensed Consolidated Balance Sheet.

In conjunction with the merger of Tween Brands, the following revenue recognition accounting policies have been adopted in addition to the revenue recognition accounting policies that can be found in our 10-K: revenues are generated through Tween Brands international franchise stores through merchandise shipped at cost; and Tween Brands defers a portion of revenues earned from its customer loyalty programs.  Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction.  The impact of these programs on net sales is recognized ratably over the series of transactions required to both earn and redeem the customer discounts.

Cost of sales consists of all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation, and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.  We include depreciation related to our distribution centers and corporate headquarters in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

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

Subsequent Events

The Company is not aware of any significant events that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on our financial position or results of operations.

2.  Merger with Tween Brands, Inc.

On November 25, 2009, we completed the merger with Tween Brands, Inc., a Delaware corporation (“Tween Brands”), pursuant to the Agreement and Plan of Merger, dated June 24, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, we are the acquirer, with one of our subsidiaries merging with Tween Brands, Inc. in a stock-for-stock transaction (the “Merger”).  As a result of the Merger, Tween Brands became a wholly owned subsidiary of Dress Barn.  The Merger was approved by the stockholders of Tween Brands at a special meeting of stockholders held on November 25, 2009.  The Merger became effective on November 25, 2009. We consummated the Merger with Tween Brands for a variety of reasons, including the opportunity to capitalize on the strength of its brand awareness, to leverage the utilization of combined infrastructure and personnel and to expand into the girls age 7 to 14, or “tween”, market.

As provided in the Merger Agreement, each share of Tween Brands’ common stock, par value $.01 per share (“Tween Brands Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive 0.47 shares of our common stock, par value $.05 per share, for a total of 11,698,629 shares of our common stock issued, plus cash in lieu of fractional shares of our common stock in the amount of $0.2 million.  In addition, as provided in the Merger Agreement, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Merger were cancelled and automatically converted into the right to receive a lump sum cash payment (without interest), equal to (i) the amount, if any, by which the measurement value, as defined in the Merger Agreement, exceeded the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands Common Stock issuable upon exercise of the stock option (whether such option was vested or unvested).  Any Tween Brands stock option with an exercise price equal to or greater than the measurement value was cancelled without consideration.  We paid an aggregate of $0.8 million in cash with respect to all such options.

In addition, at the effective time of the Merger, the vesting of each share of Tween Brands restricted stock was accelerated, and each such share was converted into the right to receive 0.47 shares of our common stock. These shares were treated as a pre-Merger expense by Tween Brands.

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 14.  We refer to the post-Merger operations of Tween Brands as “Justice”.

The Company’s condensed consolidated financial statements include Justice’s results of operations from November 25, 2009, the effective date of the Merger.  The following are Justice’s results included in our Condensed Consolidated Statements of Operations (Unaudited):

(Amounts in thousands)	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	April 24, 2010	April 24, 2010

Net sales	$245,150	$466,255
Less:
Cost of sales, including occupancy and buying costs	136,215	261,991
Selling, general and administrative expenses	75,794	128,718
Depreciation and amortization	8,435	13,949

Operating income	$24,706	$61,597

The Company accounted for the acquisition as a purchase using the accounting standards established by the FASB guidance on business combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, which equaled $99.0 million, was allocated to goodwill (see Note 9).  During the quarter ended April 24, 2010, we recorded an increase to goodwill in the amount of approximately $2.8 million relating to the finalization of certain tangible and intangible asset values, an adjustment to our lease related liabilities and the adjustment of a litigation accrual. The effect on the Statement of Operations of these adjustments was immaterial to our consolidated financial statements for our second quarter of fiscal 2010 and, as a result, we did not recast those amounts. The Company recognized a total of $5.8 million of merger-related costs in the thirty-nine weeks ended April 24, 2010.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, November 25, 2009, in accordance with the FASB guidance on business combinations.  Under the acquisition method of accounting, all of Tween Brands’ assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values while transaction costs associated with the transaction are expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on the available data. In addition, the Company utilized specialists to assist in the valuation process.  The final purchase accounting has not yet been completed as to certain items, primarily relating to income taxes.

The estimated fair values of assets acquired and liabilities assumed, as of the close of business on November 24, 2009 are as follows:
(Amounts in thousands)

Shares of Dress Barn common stock issued in the Merger	11,699
Per share price of our common stock	$21.47
Fair value Dress Barn common stock issued	$251,183
Repayment of Tween Brands' bank debt
and accrued interest	162,915
Payment for stock options and fractional shares	976
Total Purchase Price	$415,074

Current assets	$127,928
Inventory	116,210
Current deferred tax assets	13,153
Property and equipment, net	213,719
Intangibles	83,900
Other non-current assets	7,600
Total assets acquired	562,510

Accounts payable and accrued expenses	(109,118)
Lease related liabilities	(120,693)
Deferred compensation & other long-term liabilities	(7,450)
Long-term deferred tax liabilities	(9,180)
Total liabilities assumed	(246,441)

Net assets acquired, net of cash and cash equivalents acquired of $83,730	316,069

Goodwill	$99,005

The following unaudited pro forma information assumes the Justice acquisition had occurred on July 27, 2008.  The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction actually occurred on July 27, 2008, nor is it indicative of the Company’s future results.

(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 24,	April 25,	April 24,	April 25,
	2010	2009	2010	2009

Pro forma net sales	$665,497	$580,934	$1,986,267	$1,820,755
Pro forma net income	$48,240	$26,279	$105,077	$37,509
Pro forma earnings per share:
Basic	$0.61	$0.37	$1.36	$0.52
Diluted	$0.59	$0.36	$1.24	$0.51

3.  Changes in Accounting Principles

Change in method of accounting for noncontrolling interest

Effective July 26, 2009, we adopted the FASB Accounting Standards Codification (ASC) authoritative guidance ASC 810-10, Consolidation – Overall (formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  This guidance became effective beginning with our first quarter in fiscal 2010.  The guidance requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented.  Noncontrolling interest of $0.7 million, previously recorded as goodwill, was reclassified to our shareholders’ equity section resulting in the noncontrolling interest balance of $1.2 million at July 25, 2009 in our Condensed Consolidated Balance Sheets.  The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and it did not affect our cash flows.  See tables below for further information related to our adoption of this guidance.

Noncontrolling interest income (loss) amounts for the thirteen weeks ended April 24, 2010 and April 25, 2009 were ($0.1) million and ($0.1) million, respectively.  For the thirty-nine weeks ended April 24, 2010 and April 25, 2009, noncontrolling interest income (loss) amounts were ($0.2) million and ($0.4) million, respectively.  Noncontrolling interest income amounts are not presented separately in the Condensed Consolidated Statements of Operations due to immateriality, but are reflected within the “Other income” line item.

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

Since our 2.5% Convertible Senior Notes due December 2024 (the “Notes”) were within the scope of this guidance, we adopted this guidance on July 26, 2009, and, accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks and thirty-nine weeks ended April 25, 2009 on a retrospective basis.  Upon adoption, we estimated the fair value, as of the date of issuance, of the Notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount was being accreted to interest expense over the seven-year period to the first put date of the Notes in 2011, resulting in an increase in non-cash interest expense in prior periods. The retrospective application to our Condensed Consolidated Statements of Operations resulted in an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million and $2.2 million for the fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.  The impact on our quarterly statements resulted in a pre-tax non-cash interest expense of $2.8 million for the thirty-nine weeks ended April 24, 2010.  Additionally, the retrospective application to our quarterly statements resulted in a pre-tax non-cash interest expense of $1.3 million for the thirteen weeks ended April 25, 2009 and $3.8 million for the thirty-nine weeks ended April 25, 2009. See Note 10 regarding the tender offer for the Notes. There is no further impact of this standard since the tender offer extinguished the Notes.

The following tables set forth the effect of the retrospective application on certain previously reported items in accordance with the new accounting guidance on debt with conversions and other options, and the new accounting guidance on noncontrolling interest in consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	Previously Reported	Convertible	Non- controlling
	Consolidated	Senior Note	Interest	Consolidated
	July 25, 2009	Impact	Impact	July 25, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$240,763	$—	$—	$240,763
Investment securities	112,998			112,998
Merchandise inventories	193,979			193,979
Prepaid expenses and other current assets	17,874	1,167		19,041
Total Current Assets	565,614	1,167	—	566,781

Property and Equipment, net	277,913			277,913
Other Intangible Assets, net	104,932			104,932
Goodwill	131,368		(712)	130,656
Investment Securities	30,813			30,813
Deferred Income Taxes	3,091			3,091
Other Assets	18,090	(3,104)		14,986
TOTAL ASSETS	$1,131,821	$(1,937)	$(712)	$1,129,172
(continued)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	Previously Reported	Convertible	Non- controlling
	Consolidated	Senior Note	Interest	Consolidated
	July 25, 2009	Impact	Impact	July 25, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable – trade	$138,940	$—	$—	$138,940
Accrued salaries, wages and related expenses	32,116			32,116
Other accrued expenses	49,450			49,450
Customer liabilities	13,999			13,999
Income taxes payable	7,491			7,491
Deferred income taxes	2,775	4,630		7,405
Current portion of long-term debt	1,347			1,347
Convertible Senior Notes	115,000	(13,646)		101,354
Total Current Liabilities	361,118	(9,016)	—	352,102

Long-term debt	26,062			26,062
Lease related liabilities	67,772			67,772
Deferred compensation and other long-term Liabilities	50,789			50,789
Total Liabilities	505,741	(9,016)	—	496,725

Commitments and Contingencies

Shareholders' Equity:
Preferred stock	—			—
Common stock	3,012			3,012
Additional paid-in capital	125,790	19,487		145,277
Retained earnings	505,685	(12,408)	490	493,767
Accumulated other comprehensive (loss)	(8,407)			(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	626,080	7,079	490	633,649
Noncontrolling Interest	—	—	(1,202)	(1,202)
Total Shareholders’ Equity	626,080	7,079	(712)	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,131,821	$(1,937)	$(712)	$1,129,172

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations  (Unaudited)
(Amounts in thousands, except per share data)

	For the Thirteen Weeks Ended April 25, 2009
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$375,709	$—	$375,709
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separate below)	220,642		220,642
Selling, general and administrative expenses	103,057		103,057
Depreciation and amortization	11,715		11,715
Operating income	40,295	—	40,295

Interest income	1,046		1,046
Interest expense	(1,208)	(1,307)	(2,515)
Other income (expense)	(296)		(296)
Earnings (loss) before provision for income taxes	39,837	(1,307)	38,530

Provision for income taxes (benefit)	15,986	(517)	15,469

Net earnings (loss)	$23,851	$(790)	$23,061

Earnings (loss) per share:
Basic *	$0.40	$(0.01)	$0.38
Diluted *	$0.39	$(0.01)	$0.37

Weighted average shares outstanding:
Basic	59,927	59,927	59,927
Diluted	61,774	61,774	61,774

*	Amounts do not add across due to rounding.

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations  (Unaudited)
(Amounts in thousands, except per share data)

	For the Thirty-Nine Weeks Ended April 25, 2009
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$1,095,308	$—	$1,095,308
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separate below)	680,356		680,356
Selling, general and administrative expenses	308,732		308,732
Depreciation and amortization	36,030		36,030
Operating income	70,190	—	70,190

Interest income	4,470		4,470
Interest expense	(3,620)	(3,832)	(7,452)
Other income	609		609
Earnings (loss) before provision for income taxes	71,649	(3,832)	67,817

Provision for income taxes (benefit)	28,382	(1,516)	26,866

Net earnings (loss)	$43,267	$(2,316)	$40,951

Earnings (loss) per share:
Basic	$0.72	$(0.04)	$0.68
Diluted	$0.70	$(0.04)	$0.66

Weighted average shares outstanding:
Basic	60,046	60,046	60,046
Diluted	62,229	62,229	62,229

4.  Recent Accounting Pronouncements

Recently Adopted

The FASB has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification (“Codification”).  The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009, including our first quarter of fiscal 2010.  The Codification is for disclosure purposes only and did not impact our financial position, results of operations or cash flows.  Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations.  The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The accounting guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010).  We applied this guidance to the Justice Merger, which was completed on November 25, 2009.

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

In March 2008, the FASB issued new accounting guidance on derivatives and hedging.  The new accounting guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance and cash flows.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged. The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value, effective for the first reporting period, including interim periods, beginning after issuance (our second quarter of fiscal 2010).  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy.  The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the applicable disclosure requirements beginning in the third quarter of our fiscal 2010. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance.  The Company adopted ASU 2010-09 during the second quarter of fiscal 2010. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets, effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual period, and thereafter (our fiscal 2011).  This new guidance improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual period, and thereafter (our fiscal 2011).  Early adoption is prohibited.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  We have not completed our evaluation of the potential impact, if any, of the adoption of this new guidance on our consolidated financial position, results of operations or cash flows.

5.  Investment Securities

The following is a summary of our investment securities as of April 24, 2010 and July 25, 2009:
(Amounts in thousands)	April 24, 2010		July 25, 2009
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$76,092	$75,840	$101,655	$100,975
Auction rate securities	—	—	4,545	4,545

Trading securities:
Auction rate securities	6,567	6,567	6,798	6,798

Total short-term Investment Securities	82,659	82,407	112,998	112,318

Available-for-sale securities long-term:
Auction rate securities	27,700	33,800	30,813	39,900

Total long-term Investment Securities	27,700	33,800	30,813	39,900

Total Investment Securities	$110,359	$116,207	$143,811	$152,218

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

As of April 24, 2010 and July 25, 2009, our available-for-sale investment securities are comprised of municipal bonds and auction rate securities (“ARS”).  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.  The vast majority of our ARS are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Our net $27.7 million investments in available-for-sale ARS are classified as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS could be sold.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  We determined that the $6.1 million valuation adjustment for the thirty-nine weeks ended April 24, 2010 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  Management believes that our working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

Under the terms of a Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012. UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010.  We hold approximately $6.9 million, at par value, of eligible ARS with UBS. By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012.  We elected to measure the Put Option under the fair value method in accordance with accounting guidance on financial instruments and transferred these long-term ARS from available-for-sale to trading investment securities at market value on our Condensed Consolidated Balance Sheets.

At April 24, 2010, the fair value of the ARS and the Put Option were estimated at $6.6 million and $0.3 million, respectively.  We classified these trading ARS as short-term “Investment securities” and the Put Option was included in our short-term “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets due to the expected timing of when these securities will be redeemed at par value by our broker.  We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related ARS with no material net impact to our Condensed Consolidated Statements of Operations.

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

6.  Measurement of Fair Value

Fair Value Measurements of Financial Instruments

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

The table below provides our disclosure of all financial assets as of April 24, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets.

Fair Value Measurements for financial assets as of April 24, 2010
(Amounts in thousands)

Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$76,092	$—	$—	$76,092
Auction rate securities	—	—	27,700	27,700
Trading securities	—	—	6,567	6,567
Subtotal investment securities	76,092	—	34,267	110,359

Put Option	—	—	312	312

Total	$76,092	$—	$34,579	$110,671

Fair Value Measurements for financial assets as of July 25, 2009
(Amounts in thousands)

Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$101,655	$—	$—	$101,655
Auction rate securities	—	—	35,358	35,358
Trading securities	—	—	6,798	6,798
Subtotal investment securities	101,655	—	42,156	143,811

Put Option	—	—	230	230

Total	$101,655	$—	$42,386	$144,041

As of April 24, 2010, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

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

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Thirteen Weeks Ended April 24, 2010	Thirty-Nine Weeks Ended April 24, 2010
Balance at beginning of period	$35,095	$42,386
Realized/Unrealized gain included in earnings *	31	101
Change in temporary valuation adjustment included in other comprehensive income	1,003	2,987
Sale of trade security	(250)	(250)
Redemptions at par	(1,300)	(10,645)
Balance as of April 24, 2010	$34,579	$34,579

*    Settlement Agreement- See Note 5 for further detail.  Represents the amount of total gains for the period included in earnings relating to assets still held on April 24, 2010.

Fair Value Measurements of Non-Financial Instruments

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

The table below segregates non-financial assets and liabilities as of April 24, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities as of April 24, 2010 are as follows:

(Amounts in thousands)
Description	Total	Level 1	Level 2	Level 3	13 Week Realized Loss	39 Week Realized Loss
maurices Studio Y trade name (a)	$13,000	$—	$—	$13,000	$—	$2,000
Long-lived assets held and used (b)	159,015	—	—	159,015	2,866	5,847

Total	$172,015	$—	$—	$172,015	$2,866	$7,847

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

7.  Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	April 24, 2010		July 25, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$263,266	$263,266	$240,763	$240,763
Restricted Cash (a)	1,338	1,338	—	—
Short-Term Investment Securities (b)	82,659	82,659	112,998	112,998
Long-Term Investment Securities (b)	27,700	27,700	30,813	30,813
Put Option (b)	312	312	230	230

Liabilities:
2.5% Convertible Senior Notes (c)	—	—	176,094	101,354
5.33% mortgage note, due July 2023 (d)	23,524	26,259	22,061	27,263
Other long-term debt (e)	128	128	146	146

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.

(b)	For more information on our investment securities and Put Option, refer to Note 5 and Note 6.

(c)
Effective on January 22, 2010, we completed a tender offer for all of the outstanding Notes. Fair value as of July 25, 2009 is based on PORTAL (Private Offering Resale and Trading through Automated Linkage).  Refer to Note 3 and Note 10 for further detail.

(d)	The fair value of the mortgage note is based on the net present value of cash flows at estimated current interest rates that we could obtain for a similar borrowing.

(e)	The carrying amount of the other long-term debt approximates fair value.

8. Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	April 24, 2010	July 25, 2009

Property and Equipment:
Land	$15,631	$6,131
Buildings	74,259	53,625
Leasehold Improvements	277,037	174,772
Fixtures and Equipment	267,767	215,350
Information Technology	140,110	88,222
Construction in Progress	19,903	17,985
	794,707	556,085

Less accumulated depreciation and amortization	(315,071)	(278,172)

Property and equipment, net	$479,636	$277,913

The increase in property and equipment is primarily due to the Justice Merger which was consummated on November 25, 2009. See Note 2 for further detail.

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations.  As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $2.9 million and $1.2 million during the thirteen weeks ended April 24, 2010 and April 25, 2009.  We recorded an asset impairment and disposal charge of $7.8 million (of which $5.8 million relates to fixed assets and $2.0 million relates to intangible assets) and $5.2 million during the thirty-nine weeks ended April 24, 2010 and April 25, 2009, respectively, in our Condensed Consolidated Statements of Operations (see Note 6 for further detail).

9. Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Merger with Tween Brands.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  During the quarter ended April 24, 2010, we recorded an increase to goodwill in the amount of approximately $2.8 million relating to the finalization of certain tangible and intangible asset values, an adjustment to our lease related liabilities and the adjustment of a litigation accrual. Goodwill amortization for this transaction is not deductible for tax purposes. In conjunction with the Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

In January 2005, we acquired the outstanding stock of Maurices Incorporated.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $130.7 million, was allocated to goodwill.  Goodwill amortization for this transaction is deductible for tax purposes.  In conjunction with this transaction, we acquired the “maurices” and “Studio Y” brands and trademarks.

We became a majority owner of an equity investment in the first quarter of fiscal 2009.  We began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009, which was reflected in goodwill in the amount of $0.7 million.  Pursuant to the transition provisions, we adopted the new FASB accounting guidance on consolidation, related to the accounting for noncontrolling interests in consolidated financial statements.  We have retroactively adjusted our fiscal 2009 presentation to reflect the noncontrolling interest portion of our equity investment.  Accordingly, we reclassed our prior equity investment adjustment of $0.7 million from goodwill.

The following analysis details the changes in goodwill for each reportable segment during the nine months ended April 24, 2010:

(Amounts in thousands)	maurices	Justice	Total

Balance at July 25, 2009	$130,656	$—	$130,656

Justice Merger	—	99,005	99,005

Balance at April 24, 2010	$130,656	$99,005	$229,661

In accordance with the FASB accounting guidance on goodwill and intangible assets, the amortization of goodwill and indefinite-life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually in our fiscal month of June or whenever we identify certain triggering events that may indicate impairment.  We assess the fair value of our indefinite-lived intangible assets, such as trade names, using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset if we were to license the use of the assets.  An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.  We considered whether specific impairment indicators were present, such as plans to abandon (for which there were no such plans).  There were no cumulative goodwill losses to date.

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

We also acquired favorable leases of $7.0 million classified in the other long-term assets in our balance sheet. Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.

During the first quarter of fiscal 2010, we performed an interim impairment analysis and concluded that the book value of the Studio Y trade name exceeded the fair value.  As a result, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses in the first quarter of fiscal 2010.  For testing purposes, the fair value was estimated based on projections of future years’ operating results and associated cash flows.  Should the improved operating results reflected in these projections not materialize, future impairment charges may be required.

Other intangible assets were comprised of the following as of April 24, 2010:

(Amounts in thousands)

Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$102,000	$—	$102,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	2 years	2,200	(1,676)	524
maurices Proprietary Technology	5 years	—	3,298	(3,298)	—

Justice Limited Too Trade Name (c)	7 years	7 years	1,600	(95)	1,505
Justice Proprietary Technology (d)	5 years	5 years	4,800	(353)	4,447
Total			$191,398	$(5,422)	$185,976

(a)
Fair value was determined using a discounted cash flow model that incorporates the relief from royalty (RFR) method.  Significant assumptions included, among other things, estimates of future cash flows, royalty rates and discount rates.  This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(b)
Fair value of these international franchise rights was determined using a discounted cash flow model that incorporates the RFR method.  This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(c)
Fair value was determined using the RFR method.  This meets the definition of a defensive asset under ASC 350-30-25-5, and was assigned a remaining life of seven years, which represents the lifecycle of the average Justice customer.

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

Based on our customer relationship and proprietary technology balances as of April 24, 2010, we expect the related amortization expense for the remainder fiscal 2010 to be approximately $0.3 million, $1.4 million in fiscal 2011, $1.2 million in fiscal 2012, $1.1 million in fiscal 2013, $1.1 million in fiscal 2014 and $1.1 million in fiscal 2015.

10. Debt

Debt consists of the following: (Amounts in thousands)	April 24, 2010	July 25, 2009
5.33% mortgage note, due July 2023	$26,259	$27,263
2.5% Convertible Senior Notes	—	101,354
Other	128	146
	$26,387	$128,763

Less: current portion	(1,402)	(102,701)
Total long-term debt	$24,985	$26,062

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options.  This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance requires retrospective application of its provisions and it does not affect our cash flows.  On July 26, 2009 we adopted this guidance, and accordingly, we adjusted the accompanying Condensed Consolidated Balance Sheet as of July 25, 2009 and the Condensed Consolidated Statement of Operations for the thirteen weeks and thirty-nine weeks ended April 25, 2009 on a retrospective basis. The adoption of this guidance resulted in approximately $33.4 million of the carrying value of the Notes to be reclassified to equity as of the December 2004 issuance date.  This amount represents the equity component of the proceeds from the Notes calculated assuming an 8.0% non-convertible borrowing rate.  The discount was being accreted to interest expense over the seven-year period to the first put date of the Notes in 2011.  The effect of the retrospective application on our Condensed Consolidated Statements of Operations reflected an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, $4.0 million and $2.2 million for fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.

Additionally, the effect of the retrospective application on our quarterly results on a pre-tax non-cash interest expense basis for the thirteen weeks ended April 25, 2009 was $1.3 million and for the thirty-nine weeks ended April 25, 2009 was $3.8 million.  The impact on our quarterly statements resulted in a pre-tax non-cash interest expense of $2.8 million for the thirty-nine weeks ended April 24, 2010. See Note 3 for further discussion of this adoption.

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

Convertible Senior Notes Debt Extinguishment

During the second quarter ended January 23, 2010, we conducted a tender offer for our Convertible Senior Notes (the “Offer”).  All of the outstanding Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer.  Therefore, the Company was contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of:  cash of $112.5 million for the face amount of the Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Notes); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  As a result of the Offer, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million. In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million. The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

Revolving Credit Agreement

On November 25, 2009, we entered into a revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  The Credit Agreement replaced the Company’s prior $100 million five-year credit facility entered into on December 21, 2005.  The prior facility was scheduled to expire on December 21, 2010, but was terminated concurrently with the Credit Agreement becoming effective on November 25, 2009.  We did not incur any early termination penalties in connection with the termination of the prior facility.

The Credit Agreement provides for an asset based senior secured revolving credit facility up to $200 million based on certain asset values and matures in four years.  The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business, for capital expenditures and for general corporate purposes.  The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit.  The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement.  There are currently no borrowings outstanding under the Credit Agreement. Letters of credit totaling $36.7 million that were outstanding under the prior facility at November 25, 2009 will be treated as letters of credit under the Credit Agreement for the same amount.

The Credit Agreement contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

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

As of April 24, 2010, we had $37.2 million of outstanding letters of credit, of which $11.0 million was issued by one of our banks and $26.2 million are private label letters of credit secured by the Company’s assets.

11.  Income Taxes

As a result of the Merger with Tween Brands discussed in Note 2, we recorded a $13.2 million current deferred tax asset and $9.2 million non-current deferred tax liability in purchase accounting.  In addition, as a result of the extinguishment of the Notes discussed in Note 10, we reduced our current deferred tax liabilities by $14.6 million, reduced our current taxes payable by $0.2 million and correspondingly increased our additional paid in capital by $14.8 million.

As of April 24, 2010, our gross unrecognized tax benefits were $28.4 million, including accrued interest and penalties of $6.5 million.  As a result of the Merger with Tween Brands, $9.2 million of gross unrecognized tax benefits were recorded in purchase accounting.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $14.8 million.  Excluding the amounts recorded in purchase accounting, discussed above, our gross unrecognized tax benefits during the three-month period ended April 24, 2010 decreased by $3.6 million, including interest and penalties.  Excluding the amounts recorded in purchase accounting, discussed above, our gross unrecognized tax benefits during the nine-month period ended April 24, 2010 decreased by $4.0 million, including interest and penalties.  We believe it is reasonably possible that there will be a $5.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

Effective with the completion of the Merger with Tween Brands on November 25, 2009, the Tween Brands federal consolidated group ceased to exist and the companies acquired as a result of the Merger joined Dress Barn’s federal consolidated group.  Due to the Merger, we now have foreign operations and will now provide taxes for certain foreign jurisdictions.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 25, 2009 for the Dress Barn consolidated group and the tax period ended February 3, 2007 through January 31, 2009 for the Tween Brands consolidated group.  Tax periods for state jurisdictions that remain subject to examination include the tax period ended July 30, 2005 through the tax period ended July 25, 2009, with few exceptions for the Dress Barn consolidated group and for the Tween Brands consolidated group periods ended January 28, 2006 through January 31, 2009.  The Dress Barn federal tax return for the fiscal period ended July 29, 2006 is currently under examination.  Earlier years related to certain foreign jurisdictions remain subject to examination.

12.  Share-Based Compensation

Our 2001 Stock Incentive Plan (the “2001 Plan”) provides for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of six million shares to be available for issuance (for a total of 12 million, after giving effect to a 2-for-1 stock split payable March 31, 2006) under the 2001 Plan.  As of April 24, 2010, there were approximately 2.4 million shares under the 2001 Plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

Stock option awards outstanding under our current plans have primarily been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of April 24, 2010, there was $20.1 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.  The total intrinsic value of options exercised during the thirteen weeks ended April 24, 2010 was approximately $6.6 million and during the thirty-nine weeks ended April 24, 2010 was approximately $18.7 million.  The total fair value of options that vested during the first nine-month period of fiscal 2010 was approximately $6.4 million.

The following table summarizes the activities in all of our stock option plans and changes during fiscal 2010:

	Options	Weighted Average Exercise Price
Options outstanding – beginning of year July 26, 2009	7,192,103	$12.20
Granted	1,355,613	19.97
Cancelled	(184,945)	17.03
Exercised	(1,533,559)	9.00

Options outstanding at April 24, 2010	6,829,212	$14.33

Options exercisable at April 24, 2010	3,240,757	$11.38

Weighted-average fair value of options granted		$8.09

At April 24, 2010, we had 6,549,265 options vested and expected to vest with an aggregate intrinsic value of $105.0 million and a weighted-average remaining contractual term of 6.6 years.  The options exercisable at April 24, 2010 have an aggregate intrinsic value of $61.1 million and a weighted average contractual term of 4.8 years.

The 2001 Plan also allows for the issuance of shares of restricted stock. Any shares of restricted stock are counted against the shares available for future grant limit as three shares for every one restricted share granted.  In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock is forfeited for any reason, three shares become available for grant.

The fair value of restricted stock awards is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of April 24, 2010, there was $2.4 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.  Compensation expense recognized for restricted stock awards during the thirteen weeks ended April 24, 2010 and April 25, 2009 was $1.0 million and $0.1 million.  Compensation expense recognized for restricted stock awards during the thirty-nine weeks ended April 24, 2010 and April 25, 2009 was $1.8 million and $0.3 million.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards at July 25, 2009	111,581	$16.53
Granted	184,204	20.12
Vested	(94,232)	17.29
Forfeited	(4,012)	22.01
Restricted stock awards at April 24, 2010	197,541	$19.40

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of April 24, 2010, there was $0.03 million of total unrecognized compensation cost for the restricted shares issued for the fiscal 2007 valuation period.  During the thirteen weeks ended April 24, 2010 we did not recognize any compensation expense relating to certain existing LTIP valuation periods.  During the thirteen weeks ended April 25, 2009, we recognized a total of $0.1 million of compensation expense relating to certain existing LTIP valuation periods.  During the thirty-nine weeks ended April 24, 2010 and April 25, 2009, we recognized reversals in the amount of ($0.4) million and ($0.2) million of compensation expense relating to certain existing LTIP valuation periods.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009

Weighted average risk-free interest rate	2.2%	2.6%
Weighted average expected life (years)	3.9	4.9
Weighted average expected volatility of the market price of the Company’s common stock by grantee group	47.7%	40.5%
Expected dividend yield	0%	0%

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

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the thirteen weeks and thirty-nine weeks ended April 24, 2010, excess tax benefits realized from the exercise of stock options was $2.0 million and $5.4 million.

13.  Comprehensive (Loss) Income

Comprehensive (loss) income (“OCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as accumulated OCI in shareholders’ equity.  We have recognized a $6.1 million temporary unrealized loss in fair value of our ARS, partially offset by an unrealized gain of $0.3 million from our short-term investments, which is reflected in our accumulated OCI.  See Note 5 for additional information.

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

There were no stock purchases during the thirty-nine week period ended April 24, 2010.  The total stock purchases that have been made under the 2007 Program are 546,000 shares at an aggregate purchase price of approximately $4.7 million, resulting in a remaining authorized balance of $95.3 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

15.  Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans, were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share is the conversion obligation of the Notes to the extent dilutive.  See Note 10 for additional information.  Components of basic and diluted earnings per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands, except earnings per share)	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009

Net earnings	$48,007	$23,061	$91,367	$40,951

Weighted-average shares outstanding during period on which basic earnings per share is calculated	79,515	59,927	69,625	60,046

Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	2,385	1,847	7,264	2,183

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	81,900	61,774	76,889	62,229

Earnings per share:
Basic	$0.60	$0.38	$1.31	$0.68
Diluted	$0.59	$0.37	$1.19	$0.66

The Notes were dilutive to earnings per share for the thirty-nine weeks ended April 24, 2010 and the thirty-nine weeks ended April 25, 2009, as a result of our average stock price being greater than the conversion price of the Notes.  In accordance with FASB accounting guidance, the number of additional shares related to the dilutive effect of the Notes was approximately 5.0 million, 0.8 million and 1.0 million shares for the thirty-nine weeks ended April 24, 2010 and the thirteen and thirty-nine weeks ended April 25, 2009, respectively.  The Notes were fully redeemed as of January 22, 2010, the effective date of the Offer and, therefore, the 6.2 million shares issued upon the debt extinguishment are now included in the outstanding shares from that date. See Notes 3 and 10 for further details.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	April 24,	April 25,	April 24, 2010	April 25, 2009
	2010	2009

Shares excluded from calculation of diluted earnings per share	516	4,939	1,706	4,944

16.  Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail and outlet operations of our dressbarn and dressbarn Women brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Licensing revenue is less than 1.0% of our annual net sales.  E-commerce revenue is less than 4.0% of our annual net sales.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Condensed Consolidated Statements of Operations and Cash Flow Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in millions)	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009

Net sales
dressbarn	$242.5	$223.2	$699.7	$652.5
maurices	177.9	152.5	497.7	442.8
Justice *	245.1	n/a	466.3	n/a
Consolidated net sales	$665.5	$375.7	$1,663.7	$1,095.3

Operating income
dressbarn	$16.8	$15.2	$26.4	$21.6
maurices	35.2	25.1	69.6	48.6
Justice *	24.7	n/a	61.6	n/a
Consolidated operating income	76.7	40.3	157.6	70.2
Loss on debt extinguishment	—	—	(5.8)	—
Interest income	0.5	1.0	1.8	4.5
Interest expense	(0.6)	(2.5)	(5.9)	(7.5)
Other income	0.5	(0.3)	1.5	0.6
Consolidated earnings before income taxes	$77.1	$38.5	$149.2	$67.8

Depreciation and amortization
dressbarn	$6.7	$6.9	$20.2	$21.0
maurices	4.9	4.8	15.7	15.0
Justice *	8.4	n/a	14.0	n/a
Consolidated depreciation and amortization	$20.0	$11.7	$49.9	$36.0

Capital expenditures
dressbarn	$8.4	$10.1	$16.0	$23.0
maurices	6.3	7.7	21.4	22.3
Justice *	3.2	n/a	5.3	n/a
Consolidated capital expenditures	$17.9	$17.8	$42.7	$45.3

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

(continued)

Condensed Consolidated Balance Sheets Data:

(Amounts in millions)	April 24, 2010	July 25, 2009
Total assets
dressbarn	$1,130.1	$946.5
maurices	175.5	182.7
Justice *	318.2	n/a
Total consolidated assets	$1,623.8	$1,129.2

Merchandise inventories
dressbarn	$121.1	$126.1
maurices	59.3	67.9
Justice *	83.6	n/a
Total consolidated merchandise inventories	$264.0	$194.0

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

17. Commitments and Contingencies

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at April 24, 2010 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations (a)	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond

Operating lease obligations (b)	$1,207,658	$143,595	$423,207	$297,421	$343,435

Mortgage principal	26,259	1,402	3,038	3,378	18,441

Mortgage interest	10,411	1,366	2,498	2,156	4,391

Tax payments	603	603	—	—	—

Other debt	128	128	—	—	—

Total	$1,245,059	$147,094	$428,743	$302,955	$366,267

(a)
At April 24, 2010, the ultimate amount and timing of further cash settlements relating to $27.8 million of gross tax liabilities for uncertain tax positions cannot be predicted with reasonable certainty; those liabilities for uncertain tax positions are excluded from the contractual obligation table (see Note 11 to the consolidated financial statements).

(b)
The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of April 24, 2010.  The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases.  In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year.  Total CAM charges and real estate taxes for the thirteen weeks ended April 24, 2010 and April 25, 2009 were $15.1 million and $11.7 million, respectively.  Total CAM charges and real estate taxes for the thirty-nine weeks ended April 24, 2010 and April 25, 2009 were $44.9 million and $33.7 million, respectively.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2010	Fiscal 2011- 2012	Fiscal 2013- 2014	Fiscal 2015 And Beyond
Trade letters of credit	$32,224	$32,224	$—	$—	$—

Standby letters of credit	5,031	5,031	—	—	—

Firm purchase orders (a)	14,224	14,224	—	—	—

Total	$51,479	$51,479	$—	$—	$—

a)
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

Legal Matters

On October 2, 2009, three lawsuits against Tween Brands and its Board of Directors were consolidated in Delaware state court into a single purported class action relating to the merger of Tween Brands, Inc. into a subsidiary of the Company.  The lawsuit alleged, among other things, that Tween Brands and its directors breached their fiduciary duties by allegedly failing to obtain adequate consideration in the proposed merger and issuing allegedly inadequate disclosure documents.  Plaintiffs and defendants entered into a settlement agreement pursuant to which Tween Brands put additional disclosure language in its merger proxy statement and agreed to pay legal fees to plaintiffs’ law firms.  The settlement agreement was submitted on April 5, 2010 to the Delaware Chancery Court.  We anticipate that a settlement hearing will be held in mid-June 2010.

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  This wage and hour lawsuit is in its preliminary stages.  Tween Brands is investigating the claims made in the lawsuit.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction. All three cases were consolidated in California state court.  A mediation was held in January 2010.  The parties have agreed in principle to a settlement and have a settlement hearing scheduled for mid-June of 2010 for preliminary court approval.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

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

During the second quarter of our fiscal 2010, we consummated the Merger with Tween Brands, the specialty apparel company that targets girls who are ages 7 to 14 (“tweens”).  As provided for in the Merger Agreement, each share of Tween Brands’ Common Stock was converted into the right to receive 0.47 shares of our common stock, for a total of 11,698,629 shares issued valued at $251.2 million on the date of the Merger, plus cash in lieu of fractional shares of our common stock in the amount of $0.2 million.  In addition, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Merger were cancelled and automatically converted into the right to receive a lump sum cash payment equal to (i) the amount, if any, by which the measurement value, as defined, exceeded the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands common stock issuable upon exercise of the stock option (whether such option was vested or unvested), which totaled $0.8 million in the aggregate. See Note 2.

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

The Justice business model is predicated on anticipating what its customer, “Our Girl”- as Justice refers to her- wants and delivering the hottest fashion and shopping experience just for her and all at a great value for mom.

Justice creates, designs and develops its own exclusive Justice branded merchandise in-house.  This allows Justice to maintain creative control and respond as quickly as fashion trends dictate, putting Justice ahead of its competition when it comes to offering the hottest fashion assortment to its customers.

The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs.  While apparel represents about 70% of its product mix, significant contributions are made by lifestyle and accessories categories, all serving to diversify the offering in Justice stores.  Justice plans inventories to include about 20% of core offerings, complemented by approximately 65% “predictable fashion” and 15% of trendier, “incoming fashion” pieces.

As of April 24, 2010, Justice operated 884 stores.  Justice stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of “our girl”.  In order to keep the store atmosphere fresh, Justice reassesses the layouts of its stores and reinvests in new formats to better highlight its merchandise.

Justice is located where its target customer shops. Justice store footprint includes over 460 mall locations, where the presence of strong anchors and other specialty retailers enhance the shopping experience for its existing customers, as well as generate new-to-Justice traffic for its stores.  Strip centers bring convenient shopping to Justice’s customers and Justice currently has over 220 stores located in these formats.  Justice also has a significant presence in lifestyle centers and outlet centers. Justice is currently located across 45 states and Puerto Rico.

Several initiatives are currently in process at Justice:

First, Justice will continue to communicate the “Justice value proposition” to drive its sales, primarily through direct mail marketing.  For example, Justice plans to increase its spring mailings from 28 million pieces last year up to 38 million this year.

Justice’s marketing strategy reinforces the message that Justice has the fashion and exciting shopping experience “our girl” wants at a price that is as value-conscious as its competition.  Justice has found a successful marketing rhythm that lets Justice attract and retain both the returning Justice customers and those newly introduced to the brand.  In order to achieve and maintain significant brand name recognition, Justice invests in the development of its brands through various means, including customer research, advertising and promotional events, direct mail marketing (through catazines and postcards), internet marketing and other measures.

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

During the thirteen weeks of fiscal 2010 that ended April 24, 2010 (the “third quarter”), net sales were $665.5 million, an increase from $375.7 million for the thirteen weeks ended April 25, 2009 (the “prior year quarter”).  Net sales for Justice were $245.1 million for the thirteen weeks ended April 24, 2010.  The Company’s comparable store sales increased 13.7% during the third quarter (dressbarn increased 9.0%, maurices increased 8.4% and Justice increased 22.7%).  Net sales also increased as a result of 41.0% net additional store square footage primarily from the Justice merger and new store openings.  We opened 6 new dressbarn Combo stores, 10 maurices stores and 6 Justice stores during the third quarter.  There were 3 dressbarn and 21 Justice store closings during the third quarter.  There were no store closings for maurices.

Net earnings for the third quarter increased to $48.0 million from $23.1 million for the prior year quarter.  Diluted earnings per share for the third quarter were $0.59 versus a $0.37 per share for the prior period.

During the thirty-nine weeks of fiscal 2010 that ended April 24, 2010 (the “nine-month period”), net sales were $1,663.7 million, an increase from $1,095.3 million for the thirty-nine weeks ended April 25, 2009 (the “prior period”).  Net sales for Justice were $466.3 million since the effective date of the Merger on November 25, 2009.  Our comparable store sales increased 9.9% during the nine-month period (dressbarn increased 6.4%, maurices increased 5.5% and Justice increased 21.1%).  We opened 14 dressbarn Combo stores, 30 maurices stores and 6 Justice stores during the nine-month period.  The Merger added 906 Justice stores.  There were 12 dressbarn, 2 maurices and 28 Justice store closings during the nine-month period.  Our total store square footage at the end of the nine-month period increased approximately 24.3% from the end of the prior period, primarily due to the Merger.

Net earnings for the thirty-nine weeks increased to $91.4 million from $41.0 million for the prior period.  Diluted earnings per share for the thirty-nine weeks were $1.19 versus $0.66 per share for the prior period.

Company Initiatives

During the second quarter ended, January 23, 2010, we conducted a tender offer for our Notes.  All of the outstanding Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of the expiration date of the Offer, January 22, 2010.  Therefore, we were contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of:   cash of $112.5 million for the face amount of the Notes;   cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of Notes tendered);   and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million. As a result of the Offer, we reduced our deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million, which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

We will continue our ongoing strategy of opening new stores while closing underperforming locations in this current macroeconomic pressured and competitive environment.  We intend to finance store expansion using cash flow from operations while focusing on both expanding in our major trading markets and developing and expanding into new domestic markets.  We currently plan to open approximately 15 additional stores and close approximately 10 stores during the remainder of our fiscal year ending July 31, 2010 (fiscal 2010).

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Net sales growth vs. prior year	77.1%	6.6%	51.9%	3.1%
dressbarn comparable store sales	9.0%	1.5%	6.4%	(1.2)%
maurices comparable store sales	8.4%	4.9%	5.5%	(0.1)%
Justice comparable store sales *	22.7%	n/a	21.1%	n/a
Total comparable store sales *	13.7%	2.8%	9.9%	(0.8)%

Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	56.2%	58.7%	58.7%	62.1%

SG&A as a percentage of sales	29.3%	27.4%	28.9%	28.2%

Square footage growth vs. prior year	41.0%	4.8%	24.3%	5.0%

Stores open	2,473	1,549	2,473	1,549

Capital expenditures (in millions)	$17.9	$17.8	$42.7	$45.3

Diluted earnings per share	$0.59	$0.37	$1.19	$0.66

*
The Justice Merger was consummated on November 25, 2009 and therefore we do not present data related to our prior reporting periods.  Justice comparable store sales were based on stores that had sales on the same day both in the current year and the previous year which were operated by Tween Brands, Inc prior to the merger.

We consider comparable store sales to be one of the most important indicators of our performance since it impacts the following:

•	Our ability to leverage our costs, including store payroll, store supplies and occupancy costs.
•	Our total net sales, cash and working capital.

We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions).  If a single-format dressbarn store is converted into a Combo store, the additional sales from the incremental format are not included in the calculation of same store sales.  The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs (excluding utilities and depreciation) and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.  We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on our consolidated statements of operations.

Results of Operations

Net sales:
	Thirteen Weeks Ended
(Amounts in millions, except for % change amounts)	April 24, 2010	% of Sales	April 25, 2009	% of Sales	% Change

dressbarn	$242.5	36.5%	$223.2	59.4%	8.6%
maurices	177.9	26.7%	152.5	40.6%	16.7%
Justice	245.1	36.8%	—	—	—
Consolidated net sales	$665.5		$375.7		77.1%

	Thirty-Nine Weeks Ended
(Amounts in millions, except for % change amounts)	April 24, 2010	% of Sales	April 25, 2009	% of Sales	% Change

dressbarn	$699.7	42.1%	$652.5	59.6%	7.2%
maurices	497.7	29.9%	442.8	40.4%	12.4%
Justice	466.3	28.0%	—	—	—
Consolidated net sales	$1,663.7		$1,095.3		51.9%

Net sales for the fiscal third quarter increased to $665.5 million from $375.7 million for the prior year quarter.  The increase is primarily due to the inclusion of Justice.  Our net sales increase for the fiscal third quarter was boosted by our consolidated comparable store sales increase of 13.7% (dressbarn reported 9.0%, maurices reported 8.4% and Justice reported 22.7%) and combined with 41.0% net additional store square footage primarily from the Merger and new store openings.  The dressbarn brands’ total number of sales transactions increased 4.6%, units per transaction increased 2.7% and average dollar sale increased 4.0%.  Additionally, dressbarn average unit retail increased 1.2%.  maurices sales increase was primarily driven by the 8.4% comparable store sales increase and new store growth. maurices average unit retail increased 3.2% and units per transaction increased 1.3% for an increase of approximately 4.5% in average dollar sale. Transactions were also higher due to a 5.3% increase in conversion offset by a 1.6% decrease in traffic.

Net sales for the nine-month period increased to $1,663.7 million from $1,095.3 million for the prior period.  The increase is primarily due to the inclusion of Justice.  Our consolidated comparable store sales increase of 9.9% (dressbarn reported 6.4%, maurices reported 5.5% and Justice reported 21.1%) and combined with 24.3% net additional store square footage primarily from the Merger and new store openings also contributed to the sales increase.  The dressbarn brands’ total number of sales transactions increased 1.5%, units per transaction increased 1.3% and average dollar sale increased 5.7%.  Additionally, dressbarn average unit retail increased 4.3%.  maurices sales increase was primarily driven by the 5.5% comparable store sales increase and new store growth.  maurices average unit retail increased 5.4% and units per transaction decreased 1.1% for a net increase of approximately 4.3% in average dollar sale. Transactions were also higher due to a 4.2% increase in conversion offset by a 2.9% decrease in traffic.

Cost of sales, including buying and occupancy costs, excluding depreciation (cost of sales):
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$373.9	$220.6	$153.3	69.5%
As a percentage of sales	56.2%	58.7%

Thirty-nine weeks ended	$975.8	$680.4	$295.4	43.4%
As a percentage of sales	58.7%	62.1%

Cost of sales for the third quarter decreased to 56.2% from 58.7% for the prior year quarter.  For the dressbarn brands, cost of sales was 59.4% of net sales versus 61.2% for the prior year quarter, a decrease of 180 basis points for the third quarter as compared to the prior year quarter, primarily due to lower markdowns.  For the maurices brand, cost of sales was 52.6% of net sales and 55.1% for the prior period, a decrease of 250 basis points for the third quarter as compared to the prior year quarter, primarily the result of a decrease in markdowns, a higher initial mark-on and leveraging of store occupancy costs.  For the Justice brand, cost of sales was $136.2 million or 55.6% of net sales.

Cost of sales for the first nine months decreased as a percent of sales to 58.7% from 62.1% for the prior period.  For the dressbarn brands, cost of sales was 61.8% of net sales versus 64.0% for the prior period, a decrease of 220 basis points for the first nine months as compared to the prior nine-month period, primarily due to lower markdowns.  For the maurices brand, cost of sales was 56.5% of net sales for the nine-month period and 59.4% for the prior nine-month period, a decrease of 290 basis points, primarily the result of a decrease in markdowns, a higher initial mark-on and the leveraging of store occupancy costs.  For the Justice brand, cost of sales was $262.0 million or 56.2% of net sales.

SG&A expenses:
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$194.9	$103.1	$91.8	89.0%
As a percentage of sales	29.3%	27.4%

Thirty-nine weeks ended	$480.3	$308.7	$171.6	55.6%
As a percentage of sales	28.9%	28.2%

SG&A expenses for the third quarter increased 190 basis points to 29.3% from 27.4% for the prior period.  The third quarter’s SG&A includes $0.4 million of merger expenses and a $0.7 million increase in our deferred compensation plan liability.  For the dressbarn brands, SG&A increased in the third quarter to 30.8% of sales versus 28.9% for the prior year quarter. The leveraging of store operating costs in relation to the comparable store sales increase was offset by increased incentive and marketing costs.  maurices SG&A expenses were 24.9% of sales for the third quarter versus 25.3% for the prior year quarter. The decrease in SG&A as a percent to sales is attributable to leveraging of store payroll and other store operating costs coupled with a decrease in health insurance costs partially offset by costs relating to its e-commerce operations.  For the Justice brand, SG&A expenses were $75.8 million or 30.9% of net sales.

SG&A expenses for the first nine months increased 70 basis points to 28.9% from 28.2% for the prior period.  SG&A for the current nine-month period includes $5.8 million of merger expenses, $0.4 million of tender offer expenses, $2.0 million of trade name impairment, $5.8 million of store asset impairment and a $3.7 million increase in our deferred compensation plan liability.  For the dressbarn brands, SG&A increased 200 basis points to 31.5% versus 29.5% for the prior nine-month period.  maurices SG&A expenses were 26.3% of sales for the nine months versus 26.2% for the prior year nine-month period.  For the Justice brand, since the merger on November 25, 2009, SG&A expenses were $128.7 million or 27.6% of net sales.

Depreciation and amortization:
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$20.0	$11.7	$8.3	70.9%
As a percentage of sales	3.0%	3.1%

Thirty-nine weeks ended	$49.9	$36.0	$13.9	38.6%
As a percentage of sales	3.0%	3.3%

Depreciation expense for the thirteen weeks and thirty-nine weeks ended April 24, 2010 increased primarily due to the inclusion of the Justice results.

Operating income (loss):
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$76.7	$40.3	$36.4	90.3%
As a percentage of sales	11.5%	10.7%

Thirty-nine weeks ended	$157.6	$70.2	$87.4	124.5%
As a percentage of sales	9.5%	6.4%

As a result of the above factors, operating income as a percent of net sales was 11.5% for the third quarter and 10.7% for the prior year quarter.  For the dressbarn brands, the operating income increased to 7.0% as a percent of sales as compared to 6.8% in the prior year quarter.  For the maurices brand, operating income as a percent of sales increased to 19.8% versus 16.5% for the prior year quarter.  The Justice operating income as a percentage of sales was $24.7 million or 10.1% for the current quarter.

As a result of the above factors, operating income as a percent of net sales was 9.5% for the nine months and 6.4% for the prior year nine-month period.  For the dressbarn brands operating income increased to 3.8% as a percent of sales as compared to 3.3% in the prior year nine-month period.  For the maurices brand, operating income as a percent of sales increased to 14.0% versus 11.0% for the prior year nine-month period.  The Justice operating income as a percentage of sales was 13.2% for the period from November 25, 2009, the effective date of the Merger, to the end of the period.

Loss on debt extinguishment:

On January 25, 2010, we announced the completion of our Offer for 100% of the outstanding balance of the Notes, or $112.5 million, effective January 22, 2010.  In conjunction with the Offer, we recognized a loss of $5.8 million comprised of a $4.6 million loss on the inducement and a $1.2 million loss on the derecognition related to the difference between the net book value and the fair value of the Notes.

Interest income:
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$0.5	$1.0	$(0.5)	(50.0	) %
As a percentage of sales	0.1%	0.3%

Thirty-nine weeks ended	$1.8	$4.5	$(2.7)	(60.0	) %
As a percentage of sales	0.1%	0.4%

The decline in interest income resulted primarily from lower interest rates for the third quarter and nine-month period ended April 24, 2010 as compared to the thirteen and thirty-nine weeks ended April 25, 2009.

Interest expense:
(Amounts in millions, except for % amounts)	April 24, 2010		April 25, 2009		$ Change	% Change

Thirteen weeks ended	$(0.7)		$(2.5)		$1.8	(72.0	) %
As a percentage of sales	(0.1	) %	(0.7	) %

Thirty-nine weeks ended	$(5.9)		$(7.5)		$1.6	(21.3	) %
As a percentage of sales	(0.4	) %	(0.7	) %

Interest expense for the third quarter and nine-month period ended April 24, 2010 decreased due to the conversion of our Notes at the end of the second quarter.

Other income (expense):
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009		$ Change	% Change

Thirteen weeks ended	$0.5	$(0.3)		$0.8	(266.7	) %
As a percentage of sales	0.1%	(0.1	) %

Thirty-nine weeks ended	$1.5	$0.6		$0.9	150.0%
As a percentage of sales	0.1%	0.1%

The majority of this dollar change represents the recording of approximately $0.8 million of a cost basis investment impairment recorded during the third quarter of fiscal 2009.  The balance of the amounts are rental income from two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income tax expense:
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$29.1	$15.5	$13.6	87.7%
As a percentage of sales	4.4%	4.1%

Thirty-nine weeks ended	$57.8	$26.9	$30.9	114.9%
As a percentage of sales	3.5%	2.5%

The effective tax rate is approximately 37.7% for the third quarter compared to 40.1% for the prior year quarter.  The effective tax rate is approximately 38.8% for the thirty-nine weeks compared to 39.6% for the prior year nine-month period. The decrease in the effective tax rate for the thirty-nine weeks ended April 24, 2010 when compared to the prior year nine-month period was primarily attributable to lower state income tax costs, approval of a method change in the third quarter and an increase in various favorable permanent book/tax differences.  We currently project an effective tax rate for the remainder of fiscal 2010 of approximately 39.3%, which includes interest on our existing uncertain tax positions.

Net earnings (loss):
(Amounts in millions, except for % amounts)	April 24, 2010	April 25, 2009	$ Change	% Change

Thirteen weeks ended	$48.0	$23.1	$24.9	107.8%
As a percentage of sales	7.2%	6.1%

Thirty-nine weeks ended	$91.4	$41.0	$50.4	122.9%
As a percentage of sales	5.5%	3.7%

As a result of operating results, net earnings for the third quarter were $0.59 per diluted share, compared to $0.37 per diluted share in the prior year quarter.  Net earnings for the thirty-nine weeks ended April 24, 2010 increased to $1.19 per diluted share, compared to $0.66 per diluted share in the prior year nine-month period.

Liquidity and Capital Resources

In summary, our cash flows were as follows (amounts in thousands):

	Thirty-Nine Weeks Ended
	April 24, 2010	April 25, 2009
Net cash provided by operating activities	$206,273	$136,044
Net cash provided by / (used in) investing activities	87,547	(38,827)
Net cash used in financing activities	(271,317)	(3,328)

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

At April 24, 2010, we had cash, cash equivalents, restricted cash, investment securities and long-term investments of $375.0 million as compared to $384.6 million as of July 25, 2009.  The decrease was due primarily to the Merger, the Notes tender offer and capital expenditures offset by the cash provided by operating activities.  During the second quarter, we completed the  Merger for total consideration of $415.1 million, net of cash and investment securities acquired, including the issuance of approximately 11.7 million shares of our common stock to Tween Brand’s stockholders.

Net cash provided by operations was $206.3 million for the thirty-nine weeks compared with $136.0 million during last year’s comparable period.  The increase of $70.3 million was primarily driven by the increase in net earnings versus the prior year and additional cash generated from vendor financing of our inventory, which was offset by a reduction in accounts payable and accrued expenses.

Net cash provided by investing activities for the nine-month period was $87.5 million consisting primarily of net cash received of $82.8 million from the Merger offset by $42.7 million of capital expenditures.

Net cash used in financing activities was $271.3 million during fiscal 2010 while net cash used in financing activities was $3.3 million during the prior period.  The use of cash in financing activities was primarily due to the repayment of Tween Brands debt in conjunction with the Merger in the amount of $162.9 million, offset by the proceeds we received from stock option exercises and the related excess tax benefits.

As of April 24, 2010, $189.0 million of the $200.0 million revolving credit facility was available, with the availability reduced by $11.0 million of letters of credit, primarily relating to the importation of merchandise.  We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.

Our investments are comprised primarily of money markets, municipal bonds and ARS, (see Note 5 for further detail).  Our ARS are primarily AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Our ARS are deemed not currently liquid since there is currently not enough demand to sell the entire issue at auction.  We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or maturity.  Approximately $6.9 million of our ARS, at par value, are covered by an agreement with UBS, whereby at our option, UBS will purchase from us at par value during the period June 30, 2010 through July 2, 2012 all eligible ARS.

At April 24, 2010, we had a balance of $185.5 million in money market funds. In accordance with FASB guidance, the money market funds are included in our “Cash and cash equivalents” line item on our Condensed Consolidated Balance Sheets since these type of investments are considered to be highly liquid.

During the second quarter ended January 23, 2010, we conducted a tender offer for our Notes. All of the outstanding Notes with an aggregate balance of $112.5 million were validly tendered for exchange and not withdrawn as of January 22, 2010, the expiration date of the Offer.  Therefore, we were contractually obligated to the terms of the exchange as of January 23, 2010 and we recorded the Offer in our second quarter consolidated financial statements.  Total consideration for the Offer was $273.4 million and was comprised of:  cash of $112.5 million for the face amount of the Notes;  cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount tendered); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  We have reflected the total cash payment of $117 million as of January 23, 2010 in our consolidated balance sheet in the line item, “Tender Offer Payable and Convertible Senior Notes.”  As a result of the Offer, we reduced deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at April 24, 2010.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund our planned capital expenditures and all other operating requirements and other proposed or contemplated expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The material change to the contractual obligations and commercial commitments during the period covered by this report was due to the Merger, which was effective on November 25, 2009.  See Note 17 of our Condensed Consolidated Financial Statements for information regarding our contractual obligations and commercial commitments.

Seasonality

The retail apparel market has two principal selling seasons, spring (our third and fourth fiscal quarters) and fall (our first and second fiscal quarters).  The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years.  Justice sales and operating profits are significantly higher during the fall season, as this includes both the back to school and holiday selling periods.  We expect these trends to continue.  In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

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

Recent Accounting Pronouncements

See Notes 3 and 4 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 25, 2009, except as described below.  Our market risk profile as of July 25, 2009 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2009 Annual Report on Form 10-K.

The recent and current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $33.8 million are primarily investments in highly-rated (AAA/Aaa) auction rate securities.  We classify our net $27.7 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle.  We determined that the $6.1 million valuation adjustment for the quarter ended April 24, 2010 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS agreed that it would purchase eligible ARS it sold to us prior to February 13, 2008.  Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012.  UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010.  We held approximately $6.9 million, at par value, of eligible ARS with UBS as of November 2008.

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

Item 4 - CONTROLS AND PROCEDURES

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), occurred during the fiscal quarter ended April 24, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) as of April 24, 2010.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On October 2, 2009, three lawsuits against Tween Brands and its Board of Directors were consolidated in Delaware state court into a single purported class action relating to the merger of Tween Brands into a subsidiary of ours.  The lawsuit alleged, among other things, that Tween Brands and its directors breached their fiduciary duties by allegedly failing to obtain adequate consideration in the proposed merger and issuing allegedly inadequate disclosure documents.  Plaintiffs and defendants entered into a settlement agreement pursuant to which Tween Brands put additional disclosure language in its merger proxy statement and agreed to pay legal fees to plaintiffs’ law firms.  The settlement agreement was submitted on April 5, 2010 to the Delaware Chancery Court.  We anticipate that a settlement hearing will be held in mid-June 2010.

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  This wage and hour lawsuit is in its preliminary stages.  Tween Brands is investigating the claims made in the lawsuit.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction. All three cases were consolidated in California state court.  A mediation was held in January 2010.  The parties have agreed in principle to a settlement and have a settlement hearing scheduled for mid-June of 2010 for preliminary court approval.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2009.  Except as set forth below, there have been no material changes during the quarter ended April 24, 2010, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended July 25, 2009.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including the potential impact on the apparel industry, our customers and our ability to finance our business.  In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of our securities.  Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

As described in Note 9 to our consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005 and the Merger consummated in November 2009.  Current and future economic conditions may adversely impact maurices’ or Justice’s ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins.  These events could materially reduce maurices’ or Justice’s profitability and cash flow which could, in turn, lead to an impairment of maurices’ or Justice’s goodwill and intangible assets.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ or Justice’s intangible assets could be impaired or subject to accelerated amortization.

We utilize ports to import our products from Asia.

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

We are pursuing a strategy of international expansion.

Justice has licensed stores in certain Middle Eastern countries and Russia and currently intends to expand into other countries in the future.  In addition to the general risks associated with doing business in foreign markets, as disclosed in our prior filings, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future.  As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business.  As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.

We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.

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

Our expansion into new services and technologies subjects us to additional business, legal, financial and competitive risks.

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

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or online services.  These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services.  It is not clear how existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce.  Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our programs.  Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Risks associated with the Justice Merger

The success of the Merger will depend on our ability to manage both our operations and Justice operations, to realize opportunities for revenue growth and to some degree, to eliminate redundant and excess costs. Achieving the anticipated benefits of the Merger may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in our size;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve;
•	achieving transition and new store growth potential;
•	potential attrition of key employees following the consummation of the merger; and
•	difficulties in maintaining uniform standards and controls, including internal control over financial reporting, required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended April 24, 2010

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

January 24, 2010 through April 24, 2010	—	—	—	3,151,825

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”), which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions.  The 2007 Program has no expiration date.  As of April 24, 2010, the remaining authorized amount for stock repurchases under the 2007 Program was $95.3 million.

(2)	Based on the closing price of $30.25 at April 23, 2010.

Item 4 –Not Applicable.

Item 6 - EXHIBITS

Exhibit	Description

10.1	Amendment to David Jaffe’s employment agreement.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dress Barn, Inc.

Date: June 3, 2010	BY:	/s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 3, 2010	BY:	/s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)