Form 10-K
period 2010-07-31
DRESS BARN INC
filed 2010-09-24
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010	Commission file number 0-11736

THE DRESS BARN, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0812960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.05 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 23, 2010 was approximately $1.4 billion, based on the last reported sales price on the NASDAQ Global Select Market on that date.  As of September 17, 2010, 78,557,619 shares of voting common shares were outstanding.  The registrant does not have any authorized, issued or outstanding non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on December 8, 2010 are incorporated into Part III of this Form 10-K.

THE DRESS BARN, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 31, 2010
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

dressbarn®, maurices®, Justice®, YVOS® and Studio Y® are our own trademarks.  In addition, we have a one year renewable license for the Limited Too® trade name which is considered an intangible defensive asset.  Statements that are made about our fiscal 2010 refer to the 53-week period ended July 31, 2010, fiscal 2009 refer to the 52-week period ended July 25, 2009, and fiscal 2008 refer to the 52-week period ended July 26, 2008.  Fiscal 2011 refers to our 52-week period that will end on July 30, 2011.  Our fiscal year always ends on the last Saturday in July.

References to “we”, “us”, “our” or “our company” or other similar terms in this report are to The Dress Barn, Inc. and its subsidiaries.

PART I
ITEM 1.  BUSINESS

Overview

The Dress Barn, Inc. (the “Company”, or “Dress Barn”) operates women’s and girls’ apparel specialty stores,  principally under the names “dressbarn”, “maurices” and, since our November 2009 merger with Tween Brands, Inc. (the “Justice Merger”), “Justice”.  From the time when our retail business began in 1962, we have established, marketed and expanded our business as a source of fashion and value.  We offer a lifestyle-oriented, stylish, value-priced assortment of casual and fashion apparel, and accessories tailored to our customers’ needs.  As of July 31, 2010, we have expanded our store base to 2,477 stores in 48 states, Puerto Rico and the District of Columbia, including 887 Justice stores, 757 maurices stores and 833 dressbarn stores.

Our Stores

Our dressbarn stores cater to 35-55 year-old women, sizes 4 to 24.  Our dressbarn stores offer in-season, moderate to better quality career and casual fashion at value prices, and are located primarily in convenient strip shopping centers in major trading and high-density markets and surrounding suburban areas.  Our centrally managed merchandise selection is changed and augmented frequently to keep our merchandise presentation fresh and exciting.  Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, staffed by friendly, service-oriented salespeople.

Our maurices stores cater to the apparel and accessory needs of 17-34 year-old women and are typically located in small markets with populations of approximately 25,000 to 100,000.  Our maurices stores offer moderately priced, up-to-date fashions, sizes 4 to 24, designed to appeal to a younger female customer than our dressbarn brands. maurices merchandise is primarily sold under two brands, maurices and Studio Y.  The maurices brand encompasses women’s casual clothing, career wear and accessories.  Studio Y represents women’s dressy apparel.  Our maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate.  We seek to differentiate maurices from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience we offer, which emphasizes a visually stimulating environment with a helpful staff.  While our maurices stores offer a core merchandise assortment, individual maurices stores vary and augment their merchandise assortment to reflect individual store demands and local market preferences.

In November 2009, we consummated the merger with Tween Brands, Inc. which operates under the store name Justice, the specialty apparel company that targets girls who are ages 7 to 14 (“tweens”).  As provided for in the Merger Agreement, each share of Tween Brands’ Common Stock was converted into the right to receive 0.47 shares of our common stock, for a total of 11.7 million shares, plus cash in lieu of fractional shares and the payout of existing in the money stock options.  Tween Brands, Inc. stock was listed on the NYSE as “TWB”.  We will refer to the post-Merger operations of Tween Brands as “Justice”.  Please see Note 2 to the Consolidated Financial Statements for further information.

Justice Overview

Justice sales come from a variety of income streams, including retail sales in Justice stores and customer orders from catazines and its e-commerce website, www.shopjustice.com.  Such e-commerce revenue is approximately 4% of its annual net sales.  Justice also earns licensing revenue from its international franchised stores along with advertising and other “tween-right” marketing initiatives with partner companies.  Licensing revenue is less than 1% of its annual net sales.

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

The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs.  While apparel represents about 70% of its product mix, significant contributions are made by lifestyle and accessories categories, all serving to diversify the offering in Justice stores.  Justice plans inventories to include about 20% of core offerings, complemented by approximately 70% “predictable fashion” and 10% of trendier, “incoming fashion” pieces.

As of July 31, 2010, Justice operated 887 stores.  Justice stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of “our girl”.  In order to keep the store atmosphere fresh, Justice reassesses the layouts of its stores and reinvests in new formats to better highlight its merchandise.

Justice is located where its target customer shops.  Justice’s store footprint includes over 450 mall locations, where the presence of strong anchors and other specialty retailers enhance the shopping experience for its existing customers, as well as generate new-to-Justice traffic for its stores.  Strip centers bring convenient shopping to Justice’s customers and Justice currently has over 200 stores located in these formats.  Justice also has a significant presence in lifestyle centers and outlet centers.  Justice is currently located across 46 states and Puerto Rico.  Justice also has 34 international franchise stores located in the following countries:  Bahrain, Jordan, Kuwait, Qatar, Russia, Saudi Arabia and the United Arab Emirates.

During fiscal 2010, Justice increased its direct sourcing penetration from its previous levels.  Through Justice’s sourcing offices in Seoul, South Korea, and Shanghai and Hong Kong in China, Justice continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling Justice to control the quality of goods, while achieving speed to market and better/favorable pricing.  With Justice’s successful sourcing operations, Justice is able to eliminate the middleman, reduce costs and increase initial markup.  Justice has registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

Since the acquisition of maurices in 2005 and the Justice Merger in November 2009, we have sought opportunities to generate synergies through leveraging certain centralized functions, such as taxes, purchasing, lease administration, imports and loss prevention.  We believe our synergies have improved dressbarn’s, maurices’ and Justice’s performance.

Store Locations

Virtually all of our stores are open seven days a week and most evenings.  As of July 31, 2010, we operated 2,477 stores in 48 states, the District of Columbia and Puerto Rico.  Our dressbarn stores are more concentrated in the northeast while our maurices stores are more concentrated in the midwest.  Our Justice stores are located primarily in shopping malls and off-mall power centers throughout the United States.

During fiscal 2010, no store accounted for as much as 1% of our total sales.  The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn Stores	maurices Stores	Justice Stores	Total

Strip Shopping Centers	582	431	230	1,243

Free Standing, Downtown and Enclosed Malls	53	290	474	817

Outlet Malls and Outlet Strip Centers	191	29	71	291

Lifestyle Centers	7	7	112	126

Total	833	757	887	2,477

As of July 31, 2010, our stores had a total of 13.8 million square feet, consisting of dressbarn with 6.4 million square feet, maurices with 3.7 million square feet and Justice with 3.7 million square feet.  All of our store locations are leased.  Our leases often contain renewal options and termination clauses, particularly in the early years of a lease, if specified sales volumes are not achieved.

Store Count by Segment
	Fiscal 2010				Fiscal 2009			Fiscal 2008
	Total	dressbarn Stores	maurices Stores	Justice Stores	Total	dressbarn Stores	maurices Stores	Total	dressbarn Stores	maurices Stores
Stores (Beginning of Period) (a)	2,465	838	721	906	1,503	826	677	1,426	819	607
Stores Opened (b)	64	14	39	11	80	31	49	107	35	72
Stores Closed (c)	(52)	(19)	(3)	(30)	(24)	(19)	(5)	(30)	(28)	(2)
Stores (End of Period)	2,477	833	757	887	1,559	838	721	1,503	826	677

(a) Includes Justice’s store balance as of the date of the Justice Merger.

(b) Appropriate locations are identified for store expansion.

(c) We evaluate store-level performance in order to close or relocate underperforming stores.

Per our fiscal 2011 financial plan, we currently plan to increase our aggregate square footage percentage, net of store closings, in the low-single digits.  Net of store closings, we currently anticipate dressbarn’s and Justice’s square footage to be flat, and maurices’ square footage to increase by approximately 3%.

Office and Distribution Centers

We own an approximately 900,000 square foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our dressbarn corporate offices and distribution center, with the remainder of the facility leased to two third parties.  We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We also own an approximately 360,000 square-foot distribution center and approximately 9 acres of adjacent land in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.  We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square foot, along with 44 acres of adjacent land, and a 470,000 square foot distribution center in Etna Township, Ohio.  We own office space in Hong Kong, China and lease office space in Shanghai, China and Seoul, South Korea to support our international sourcing operations.

Our distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs.  We believe the flexibility afforded by our warehouse/distribution systems provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores.  We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.

We currently anticipate that our distribution center in Suffern, New York will be consolidated into our distribution center in Etna Township, Ohio during fiscal 2011. The Etna Township, Ohio facility has a state of the art warehouse management system and material handling systems.  Our Ohio facility has both the capacity and storage capability to handle the dressbarn brand and Justice brand volume.

To support sales of products sold through our websites, we have multi-year agreements with contract logistics providers, who provide warehousing and fulfillment services for our e-commerce operations.

Advertising and Marketing

We use a variety of broad-based and targeted marketing and advertising strategies to effectively define, evolve and promote our brands.  These strategies include customer research, advertising and promotional events, window and in-store marketing materials, direct mail marketing, internet marketing, lifestyle magazines, catazines and other measures to communicate our fashion and promotional message.  We utilize a customer relationship management system to track customer transactions and determine strategic decisions for our direct mail initiatives.  We pursue a public relations strategy to garner editorial exposure.

Community Service

We are proud to have a long tradition of supporting numerous charities.  We actively support charities such as The American Cancer Society, Dress for Success, United Way and Toys for Tots.  These programs reinforce that we are actively involved and are important members of our communities.

Trademarks

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands.  We believe our “dressbarn”, “maurices”, “Justice”, “YVOS”and “Studio Y” trademarks are material to the continued success of our business.  We also believe that our rights to these trademarks are adequately protected.

Employees

As of July 31, 2010, we had approximately 30,000 employees, approximately 21,000 of whom worked part-time.  We typically add temporary employees during peak selling periods.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

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

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Macy’s, JCPenney, Kohl’s, Old Navy, Aerospostale, Target and Sears.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering superior customer service and convenience.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers.  We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier.  We have good working relationships with our suppliers.  No third party supplier is more than 10% of our business.

Available Information

We maintain our corporate Internet website at www.dressbarninc.com.  The information on our Internet website is not incorporated by reference into this report.  We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after they have been so filed or furnished.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	84	Founder and Chairman of the Board

David R. Jaffe	51	President and Chief Executive Officer

Michael W. Rayden	61	Chief Executive Officer, Tween Brands, Inc.

Armand Correia	64	Executive Vice President and Chief Financial Officer

Gene Wexler	55	Senior Vice President, General Counsel and Assistant Secretary

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

Mr. Michael W. Rayden is the Chief Executive Officer of Tween Brands.  Prior to the Justice Merger on November 25, 2009, Mr. Rayden served as Chief Executive Officer of Tween Brands since March 1996 and was elected Chairman of the Board of Tween Brands in August 1999.  Mr. Rayden also served as the President of Tween Brands from March 1996 until January 2007.  Before joining Tween Brands, he served as President, Chief Executive Officer and Chairman of the Board of Pacific Sunwear of California, Inc. from 1990 to 1996; President and Chief Executive Officer of The Stride Rite Corporation from 1987 to 1989 and President and Chief Executive Officer of Eddie Bauer Inc. from 1984 to 1987.  Upon consummation of the Justice Merger, Mr. Rayden was appointed by the Board to fill the vacancy in the class of directors with a term expiring in 2010.

Mr. Armand Correia has been employed by our company since 1991 and currently holds the position of Executive Vice President and Chief Financial Officer.

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

As described in Note 8 to our Consolidated Financial Statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005 and the Justice Merger consummated in November 2009.  Current and future economic conditions may adversely impact maurices’ or Justice’s ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins.  These events could materially reduce maurices’ or Justice’s profitability and cash flow which could, in turn, lead to an impairment of maurices’ or Justice’s goodwill and intangible assets.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ or Justice’s intangible assets could be impaired or subject to accelerated amortization.

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

Risks associated with the Justice Merger.

The success of the Justice Merger will depend on our ability to manage both our operations and Justice operations, to realize opportunities for revenue growth and, to some degree, to eliminate redundant and excess costs.  Achieving the anticipated benefits of the Justice Merger may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in our size;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve; and
•	achieving transition and new store growth potential.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions and workforce optimization projects to support our growth strategies.  We expect these types of changes to continue for the foreseeable future.  Successfully managing these changes, including retention of key employees, is critical to our business success.  In addition, our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business.  This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense.  Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption.  Finally, our financial targets assume a consistent level of productivity improvement.  If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

The disruption in the Company’s receiving or distribution process during our planned distribution center relocation would have a material adverse effect on the Company’s business and operations.

Our distribution centers are located in Suffern, New York, Des Moines, Iowa and Etna Township, Ohio.  Our company depends on the orderly operation of the receiving and distribution process, which relies on adherence to shipping schedules and effective management of distribution centers.  During fiscal 2011, we plan to move the dressbarn distribution center operations from its Suffern, New York location to our Etna Township, Ohio location.  Although we believe we have appropriate relocation plans, unforeseen disruptions in operations due to fire, severe weather conditions, or other events, labor disagreements or other shipping problems may result in delays in the delivery of merchandise to our stores during the transition.  In addition, we rely on third party service providers to fulfill our e-commerce customer orders.  If these providers would fail to operate it could have a adverse impact on our business.

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

We utilize the Oracle Retail Merchandising System for our dressbarn segment and our maurices segment.  Our Justice segment utilizes an internally developed merchandising system.  The purpose of our merchandising systems is to expand our capability to identify and analyze sales trends and consumer data and achieve planning and inventory management improvements.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources.  We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	political instability;
•	increased security requirements applicable to imported goods;
•	imposition or increases of duties, taxes and other charges on imports;
•	imposition of quotas on imported merchandise;
•	currency and exchange risks;
•	delays in shipping; and
•	increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries.  The future performance of our business depends on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control.  This may result in our inability to obtain sufficient quantities of merchandise or increase our costs, thereby negatively impacting sales, gross profit and net earnings.

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

We may have limited or no experience in our newer market segments and our customers may not adopt our new service offerings, which include our new e-commerce service.  This new offering may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues.  In addition, our gross profits in our newer activities may be lower than in our older activities and we may not be successful enough in these newer activities to recoup our investments in them.  If any of this was to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries, wage rates, the availability of consumer credit, consumer confidence and consumer perception of economic conditions.  A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales.  A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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

Our business would suffer a material adverse effect if our distribution centers were to shut down or be disrupted.

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores.  If our distribution centers were to have an unplanned shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace any distribution center.

Additionally, freight cost is impacted by changes in fuel prices.  Fuel prices affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to our stores.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if any of the distribution centers are shut down for any unplanned reason.

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

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations.  While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices.  The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and adversely affect our sales and net earnings.

Existing and increased competition in the women’s and girl’s retail apparel industry may reduce our net revenues, profits and market share.

The women’s and girl’s retail apparel industry is highly competitive.  We compete primarily with department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many department stores offer a broader selection of merchandise than we offer.  In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence.  As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revolving credit facility agreement has financial covenants with respect to fixed charge coverage ratio, as well as other financial ratios.  If we fail to meet these covenants or obtain appropriate waivers, our lender may terminate the revolving credit facility.

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

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  With the current financial environment and instability of financial institutions we cannot be assured that we will not experience losses on our deposits.

Health care reform could adversely affect our business.

In March 2010, the United States government enacted health care reform legislation that will make significant changes to the health care payment and delivery system.  The health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive.  The legislation imposes implementation effective dates beginning in 2010 and extending through 2020.  Many of the changes require additional guidance from government agencies or federal regulations.  Therefore, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results.

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

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions.  We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions.  The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.  As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.  Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

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

Changes to accounting rules and regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged.  Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future.  For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years.  If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses on our statement of operations and cash flows.  This and other future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations and financial position.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

We lease all of our stores.  Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease.  The table below, covering all open store locations leased by us on July 31, 2010, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Year	Leases Expiring	Number with Renewal Options	Number without Renewal Options

2011	456	271	185

2012	377	295	82

2013	335	280	55

2014	265	220	45

2015	235	194	41

2016 and thereafter	809	464	345

Total	2,477	1,724	753

New store leases generally provide for an average base rent of approximately $10 to $40 per square foot per annum.  Certain leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels.  Our aggregate minimum rentals under operating leases in effect at July 31, 2010 and excluding locations acquired after July 31, 2010, for fiscal 2011, are approximately $235.3 million.  In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip and outlet centers.

Many of the store leases have termination clauses if certain specified sales volumes are not achieved.  This affords us greater flexibility to close underperforming stores.  Usually these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment.  We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

We own an approximately 900,000 square-foot distribution/office facility and 16 acres of adjacent land in Suffern, New York, which houses, in approximately 510,000 square feet, our dressbarn corporate offices and distribution center.  The remainder of the rentable square footage is 100% leased through 2011.  The purchase of the Suffern facility was financed with a mortgage that is collateralized by a mortgage lien on the Suffern facility.  Payments of principal and interest on the mortgage, which is a 20-year fully amortizing loan with a fixed interest rate of 5.33%, are due monthly through July 2023.  We receive rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  The rental income from the other tenants is shown as “Other income” on our Consolidated Statements of Operations.  We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We also own a distribution center, which has 360,000 square feet of space and approximately 9 acres of adjacent land which is located in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.  We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square foot, along with 44 acres of adjacent land, and a 470,000 square foot distribution center in Etna Township, Ohio. We own office space in Hong Kong, China and lease office space in Shanghai, China and Seoul, South Korea to support our international sourcing operations.

We currently anticipate that our distribution center in Suffern, New York will be consolidated into our distribution center in Etna Township, Ohio during fiscal 2011. The Etna Township, Ohio facility has a state of the art warehouse management system and material handling systems.  Our Ohio facility has both the capacity and storage capability to handle the dressbarn brand and Justice brand volume.

To support sales of products sold through our websites, we have multi-year agreements with contract logistics providers, who provide warehousing and fulfillment services for our e-commerce operations.

ITEM 3.  LEGAL PROCEEDINGS

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  In September 2010, the parties agreed to a tentative settlement of this wage and hour lawsuit.  The settlement is subject to preliminary court approval, notice to the purported class members, and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted preliminary approval of the settlement on July 9, 2010.  The final court approval hearing is scheduled for December 10, 2010.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The Common Stock of The Dress Barn, Inc. is quoted on the NASDAQ Global Select Market under the symbol DBRN.

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2010		Fiscal 2009
Fiscal	High	Low	High	Low

First Quarter	$20.01	$14.82	$17.93	$7.76

Second Quarter	$25.74	$17.85	$11.40	$6.16

Third Quarter	$30.40	$23.07	$15.61	$8.44

Fourth Quarter	$30.58	$22.71	$16.81	$13.09

Number of Holders of Record

As of September 17, 2010, we had approximately 5,261 holders of record of our common stock.

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

Performance Graph

The following graph illustrates, for the period from July 30, 2005 through July 31, 2010, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,720,010	$14.42	2,351,261

Equity compensation plans not approved by security holders	-	-	-

Total	6,720,010	$14.42	2,351,261

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended July 31, 2010

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

April 25, 2010 through May 22, 2010	—	—	—	2,323,831

May 23, 2010 through June 26, 2010	774,708	$25.21	—	2,323,831

June 27, 2010 through July 31, 2010	775,292	$23.75	—	2,323,831

(1)
We have a $100 million Stock Repurchase Program (the “2007 Program”), which was announced on September 20, 2007.  Under the 2007 Program, we may purchase our shares of common stock from time to time, either in the open market or through private transactions.  The 2007 Program has no expiration date.  The Company purchased 1.6 million shares at an average price of $24.48 during fiscal 2010.  As of July 31, 2010, the remaining authorized amount for stock repurchases under the 2007 Program was $57.4 million.

(2)	Based on the closing price of $24.70 on July 30, 2010.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K.  Prior year amounts have been revised to reflect the retrospective application of adopting a new accounting pronouncement relating to convertible debt and the prospective application of the new accounting pronouncement relating to non-controlling interest.  (Refer to Note 3 to the Consolidated Financial Statements for more information.)

In thousands, except earnings per share	Fiscal Year Ended (1)
and store operating data	July 31, 2010	July 25, 2009	July 26, 2008	July 28, 2007	July 29, 2006
	(2)
Net sales	$2,374,571	$1,494,236	$1,444,165	$1,426,607	$1,300,277
Cost of sales, including occupancy and buying costs (excluding depreciation)	1,395,267	918,350	885,927	842,192	773,631
Selling, general and administrative expenses	690,229	422,372	397,424	383,652	353,031
Depreciation and amortization	71,618	48,535	48,200	45,791	41,679
Operating income	217,457	104,979	112,614	154,972	131,936

Loss on debt extinguishment (3)	(5,792)	—	—	—	—
Interest income	2,258	5,394	7,817	7,051	2,656
Interest expense	(6,624)	(9,951)	(9,577)	(9,261)	(9,397)
Other income	2,049	1,062	512	1,382	1,526
Earnings before income taxes	209,348	101,484	111,366	154,144	126,721

Income taxes	75,970	34,912	40,151	55,609	50,205

Net earnings	$133,378	$66,572	$71,215	$98,535	$76,516

Earnings per share – basic	$1.85	$1.11	$1.18	$1.59	$1.25
Earnings per share – diluted	$1.73	$1.06	$1.10	$1.41	$1.11

Balance sheet data (at end of period):
Working capital	$356,929	$214,679	$113,800	$120,906	$5,600
Total assets	$1,654,119	$1,129,172	$1,022,743	$975,556	$839,033
Total debt	$26,038	$128,763	$124,959	$121,607	$118,536
Shareholders' equity	$1,014,667	$632,447	$566,277	$522,469	$424,862
Percent of net sales:
Cost of sales, including occupancy and buying costs, excluding depreciation and amortization	58.8%	61.5%	61.3%	59.0%	59.5%
Selling, general and administrative expenses	29.1%	28.3%	27.5%	26.9%	27.2%
Operating income	9.2%	7.0%	7.8%	10.9%	10.1%
Net earnings	5.6%	4.5%	4.9%	6.9%	5.9%

(1)	Fiscal 2010 consists of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Justice Merger consummated in November 2009, refer to Note 2 to the Consolidated Financial Statements for more information.
(3)	Tender Offer for our Convertible Senior Notes, refer to Note 9 to the Consolidated Financial Statements for more information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.  Fiscal 2010 refers to the 53-week period ended July 31, 2010, fiscal 2009 refers to the 52-week period ended July 25, 2009, and fiscal 2008 refers to the 52-week period ended July 26, 2008.  Fiscal 2011 refers to our 52-week period that will end on July 30, 2011.  Our fiscal year always ends on the last Saturday in July.

*
Prior year amounts have been revised to reflect the retrospective application of adopting a new accounting pronouncement relating to convertible debt and the prospective application of the new accounting pronouncement relating to non-controlling interest.  Refer to Note 3 to the Consolidated Financial Statements for more information.

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

We operate women’s and girls’ apparel specialty stores, principally under the names “dressbarn”, “maurices” and, since our November 2009 Merger with Tween Brands (the “Justice Merger”), “Justice”.  Our dressbarn stores cater to 35 to 55 year-old woman, size 4 to 24.  These stores offer in-season, moderate to better quality career and casual fashion at value prices.  Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17- to 34-year-old woman.  Our Justice stores target girls who are ages 7 to 14 and are located primarily in shopping malls and off-mall power centers throughout the United States.

Fiscal 2010 Highlights

Merger with Tween Brands, Inc.
On November 25, 2009, we completed the Merger with Tween Brands, Inc., a Delaware corporation (“Tween Brands”), pursuant to the Agreement and Plan of Merger, dated June 24, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, we are the acquirer, with one of our subsidiaries merging with Tween Brands in a stock-for-stock transaction (the “Merger”).  As a result of the Merger, Tween Brands became a wholly owned subsidiary of Dress Barn.  The Merger was approved by the stockholders of Tween Brands at a special meeting of stockholders held on November 25, 2009.  The Merger became effective on November 25, 2009.  We consummated the Merger with Tween Brands for a variety of reasons, including the opportunity to capitalize on the strength of its brand awareness, to leverage the utilization of combined infrastructure and personnel and to expand into the girls age 7 to 14, or “tween”, market.

Convertible Senior Notes Debt Extinguishment
During the second quarter ended, January 23, 2010, we conducted a tender offer for our 2.5% Convertible Senior Notes due December 2024 (the “Notes”).  All of the outstanding Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of the expiration date of the Offer, January 22, 2010.  Total consideration for the Offer was $273.4 million and was comprised of: cash of $112.5 million for the face amount of the Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of Notes tendered); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million. As a result of the Offer, we reduced our deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million, which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

Stock Repurchases
During fiscal 2010, we purchased 1.6 million shares at an average price of $24.48 equaling $37.9 million.  The total stock purchases that have been made under the 2007 Program are 2.1 million shares at an aggregate purchase price of approximately $42.6 million, resulting in a remaining authorized balance of $57.4 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

Ongoing and Fiscal 2011 Business Initiatives

We continue to focus on a number of ongoing initiatives aimed at increasing our store profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to:

Corporate Reorganization and Potential Corporate Name Change
We are currently planning a potential corporate reorganization and name change. In our planned reorganization, each of our dressbarn, maurices and Justice brands would become subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., or Ascena, and Dress Barn shareholders would become stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  The reorganization generally would be tax-free for Dress Barn shareholders.  Shareholders of record on October 8, 2010 will be entitled to attend and vote at the annual meeting to approve the reorganization, which will be more fully described in the proxy statement/prospectus relating to the meeting. Refer to Note 19 to the Consolidated Financial Statements for more information.

Recognizing the numerous potential synergies between our segments
Our distribution center in Suffern, New York will be consolidated into our distribution center in Etna Township, Ohio during fiscal 2011. The Etna Township, Ohio facility has a state of the art warehouse management system and material handling systems.  Our Ohio facility has both the capacity and storage capability to handle the dressbarn brand and Justice brand volume.

In addition to our distribution center, we are currently working to consolidate our information technology departments.  This project will combine multiple IT resources, including our data centers, into a scalable model.  This will enable us to better serve the business needs of each of our brands, allow the realization of synergies and support any future acquisitions.

In line with our corporate reorganization plans, there are additional centralized functions that provide opportunities to generate synergies among our business segments.  We believe these synergies will enhance dressbarn’s, maurices’ and Justice’s performance.

Store Expansion
We are exploring expansion opportunities both within our current market areas and in other regions.  Our Justice segment is currently exploring opportunities for expansion into Canada in the near future.

E-Commerce
E-Commerce revenue is currently generated by both the maurices segment and Justice segment.  E-commerce sales of products, ordered through our retail internet site are recognized upon estimated delivery and receipt of the shipment by the customers.  E-commerce revenue is also reduced by an estimate of returns and excludes sales taxes. Total e-commerce net sales were $36.2 million for the Company (approximately $27.0 million for Justice and $9.2 million for maurices).  During fiscal 2011, we are planning to launch our dressbarn segment into our e-commerce operations.

Trends and Other Factors Affecting Our Business

As we expect to continue our strategies to increase profitability through the opening of new stores and closing of underperforming locations, store expansion in our major trading markets and developing and expanding into new domestic markets, including Canada in the near future, there are trends and other factors that we face as a women’s and girls’ specialty apparel retailer that could have a material impact on our net sales or net earnings.

General Economic Conditions
Our performance is also subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, and consumer confidence.

Competition
The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Macys, JCPenney, Kohl’s, Old Navy, Aerospostale, Target and Sears.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

Customer tastes and fashion trends
Customer tastes and fashion trends are volatile and can change rapidly.  Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings.  If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

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

Weather Conditions
Weather conditions can affect net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic.

Key Performance Measures
Management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	July 31, 2010	July 25, 2009		July 26, 2008

Net sales growth	58.9%	3.5%		1.2%
dressbarn comparable store sales	6.0%	0.1%		(6.6	) %
maurices comparable store sales	6.1%	(1.3	) %	4.3%
Justice comparable store sales	17.5%	n/a		n/a
Total comparable store sales growth	9.2%	(0.4	) %	(2.9	) %
Cost of sales, including occupancy and buying costs, excluding depreciation	58.8%	61.5%		61.3%
SG&A as a percentage of sales	29.1%	28.3%		27.5%
Square footage growth	39.4%	3.9%		5.2%

Total store count	2,477	1,559		1,503

Diluted earnings per share	$1.73	$1.06		$1.10

Capital expenditures (in millions)	$65.2	$58.4		$66.1
*
The Justice Merger was consummated on November 25, 2009 and therefore we do not present data related to our prior reporting periods.  Justice comparable store sales were based on stores that had sales on the same day both in the current year and the previous year which were operated by Tween Brands, Inc. prior to the Merger.

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

Various factors affect comparable store net sales, including the number of stores we open or close, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores.

Financial Performance Summary

NOTE:  All results for Justice are from November 25, 2009 (the Merger date) to the end of the fiscal year.

During the fifty-three weeks of fiscal 2010 that ended July 31, 2010 (the “current period”), net sales were $2,374.6 million, an increase from $1,494.2 million for the fifty-two weeks ended July 25, 2009 (the “prior period”).  Net sales for Justice were $711.9 million since the effective date of the Merger on November 25, 2009.  Our comparable store sales increased 9.2% during the current period (dressbarn increased 6.0%, maurices increased 6.1% and Justice increased 17.5%).  We opened 14 dressbarn Combo stores, 39 maurices stores and 11 Justice stores during the current period.  The Merger added 906 Justice stores.  There were 19 dressbarn, 3 maurices and 30 Justice store closings during the current period.  Our total store square footage at the end of the current period increased approximately 39.4% from the end of the prior period, primarily due to the Justice Merger.

Net earnings for the fifty-three weeks of fiscal 2010 increased to $133.4 million from $66.6 million for the prior period.  Diluted earnings per share for the current period were $1.73 versus $1.06 per share for the prior period.

Results of Operations

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•       dressbarn segment – consists of the specialty retail and outlet operations of our dressbarn brand.

•       maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•       Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Fiscal 2010 Compared to Fiscal 2009

Net Sales:
	Fiscal Year Ended
(Amounts in millions, except for % change amounts)	July 31, 2010	% of Total Net Sales	July 25, 2009	% of Total Net Sales	% Change

dressbarn	$982.0	41.3%	$906.2	60.6%	8.4%
maurices	680.7	28.7%	588.0	39.4%	15.8%
Justice	711.9	30.0%	n/a	n/a	n/a
Consolidated net sales	$2,374.6		$1,494.2		58.9%

Net sales for the current period increased 58.9% to $2,374.6 million from $1,494.2 million in the prior period. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $711.9 million related to Justice from the merger date of November 25, 2009 to the end of the fiscal year,
•	an increase of $84.0 million in comparable store sales in our dressbarn and maurices brands for the fiscal year,
•	an increase in net sales of $30.4 million for the fifty-third week at our dressbarn and maurices brands,
•	an increase in net sales of $25.9 million due to the 53 new stores opened at our dressbarn and maurices brands during the fiscal year,
•	an increase in net sales of $24.6 million for stores previously opened at our dressbarn and maurices brands that were not included in our comparable store sales,
•	e-commerce sales of $9.2 million at our maurices brand, partially offset by
•	a decrease of $0.6 million in sales reserves and other sales at our dressbarn and maurices brands and
•	a decrease in net sales of $5.0 million from stores closed at our dressbarn and maurices brands since the comparable period last year.

We believe the comparative store sales increase was primarily due to our fashion and value message which resonated with our customers and our increased marketing spend which drove additional traffic to our stores.

During fiscal 2010, the dressbarn brand comparable sales increased 6.0%.  The best performing departments were Petite Ready-to-Wear, Leather and Outerwear, Petite Tops and Accessories.  The weakest departmental performers were Suits and YVOS.

For the maurices brand, fiscal 2010 comparable sales increased by 6.1%.  Strong sales trends were noted in the Core Women’s collections as Casual Tops (Woven’s, Knits and Sweaters) continue to drive increases with strong sales of Denim jeans completing the outfit.  Additionally, we have posted increases in “Wear @ Work” Tops, Dresses, and Accessories.  Disappointments include declines in Intimate Apparel and Outerwear businesses.  The Plus size collection continues to perform very well.

For the Justice brand, net sales for fiscal 2010 were $711.9 million and comparable sales increased 17.5% from the merger date of November 25, 2009 to the end of the fiscal year.  The top performing departments contributing to sales growth were Girlcare, Denim, Jewelry and Cut and Sew, partially offset by the Webkinz, Lifestyles and Outerwear departments.

Cost of sales, including occupancy and buying costs, excluding depreciation:

(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$1,395.3	$918.4	$476.9	51.9%
As a percentage of sales	58.8%	61.5%

Cost of sales decreased by 270 basis points to 58.8% of net sales in the current year period from 61.5% of net sales in the prior period.  For the dressbarn brand, cost of sales was $595.8 million or 60.7% of net sales, a decrease of 210 basis points as compared to $568.7 million or 62.8% from the same period last year.  This decrease was the result of higher merchandise margins mainly due to lower markdowns.  maurices cost of sales for fiscal 2010 was $386.3 million or 56.7% of net sales as compared to $349.7 million or 59.5% of net sales in fiscal 2009.  The decrease in cost of sales as a percentage of sales was primarily the result of fewer markdowns and the leveraging of occupancy costs due to the comparable store sales increase.  Justice cost of sales for fiscal 2010 was $413.2 million or 58.0% of net sales.

SG&A expenses:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$690.2	$422.4	$267.8	63.4%
As a percentage of sales	29.1%	28.3%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased 80 basis points to 29.1% of net sales in the current period versus 28.3%  in the prior period.  dressbarn SG&A increased 130 basis points to 30.5% of net sales versus 29.2% prior period primarily due to merger related and corporate reorganization costs incurred of $6.2 million and $1.2 million, respectively, as well as increased marketing and incentive compensation costs related to the better than planned earnings results.  maurices SG&A was $180.6 million or 26.5% of net sales for fiscal 2010 as compared to $157.5 million or 26.8% of net sales for fiscal 2009.  The decrease was primarily attributable to leveraging of payroll and benefits due to the comparable sales increase offset by increased incentive compensation costs related to the better than planned earnings results, increased professional services related to e-commerce and additional store impairments.  Justice SG&A expenses for fiscal 2010 were $210.3 million or 29.5% of sales.

Depreciation and amortization:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$71.6	$48.5	$23.1	47.6%
As a percentage of sales	3.0%	3.2%

Depreciation expense increased 47.6% in fiscal 2010 as compared to prior period primarily due to $23.7 million from the inclusion of Justice from the November 25, 2009 merger date to the end of the fiscal year, plus the net opening of 12 stores, store remodels and relocations, and investments in technology.

Operating income:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$217.5	$105.0	$112.5	107.1%
As a percentage of sales	9.2%	7.0%

As a result of the above factors, operating income as a percent of net sales was 9.2% for fiscal 2010 compared to 7.0% for fiscal 2009. For the dressbarn brand, operating income as a percent of sales increased to 6.1% versus 5.0% fiscal 2009.  For the maurices brand, operating income as a percent of sales increased to 13.7% versus 10.3% prior period.  Justice brand operating income as a percentage of sales was 9.1% for fiscal 2010.

Loss on debt extinguishment:

On January 25, 2010, we announced the completion of our Offer for 100% of the outstanding balance of the Notes, or $112.5 million, effective January 22, 2010.  In conjunction with the Offer, we recognized a loss of $5.8 million comprised of a $4.5 million loss on the inducement and a $1.3 million loss on the derecognition related to the difference between the net book value and the fair value of the Notes.  See Note 9 of the Consolidated Financial Statements.

Interest income:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$2.3	$5.4	$(3.1)	(57.4	) %
As a percentage of sales	0.1%	0.4%

Interest income for fiscal 2010 was $2.3 million as compared to interest income of $5.4 million in fiscal 2009 due to lower interest rate yields in the current period.  During fiscal 2010 we adopted a more conservative strategy with investments in higher grade securities with shorter term maturities for greater capital security and liquidity which results in a lower return.

Interest expense:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$(6.6)	$(10.0)	$3.4	(34.0)%
As a percentage of sales	(0.3)%	(0.7)%

Interest expense for the current period was primarily on our mortgage for our Suffern, NY facilities.  In the prior period, the interest on the Convertible Senior Notes was included in interest expense.  The Convertible Senior Notes were tendered for exchange on January 22, 2010. See Notes 3 and 9 of the Consolidated Financial Statements.

Other income:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$2.0	$1.1	$0.9	81.8%
As a percentage of sales	0.1%	0.1%

Other income for the current period was $2.0 million as compared to $1.1 million prior period.  The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.  Fiscal 2009 rental income was offset by approximately $0.8 million of cost basis investment impairment and related to our ARS.

Income taxes:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$76.0	$34.9	$41.1	117.8%
As a percentage of sales	3.2%	2.3%

The effective tax rate for fiscal 2010 was 36.3% as compared to 34.4% reported for fiscal 2009.  In fiscal 2009, the effective tax rate was reduced due to the reversal of certain liabilities for uncertain tax positions.  The reversal of such liabilities did not benefit the effective tax rate to the same extent in fiscal 2010 due to the overall increase in pretax income.  Refer to Note 14 to the Consolidated Financial Statements for additional details.

Net Earnings:
(Amounts in millions, except for % amounts)	July 31, 2010	July 25, 2009	$ Change	% Change

Fiscal year ended	$133.4	$66.6	$66.8	100.3%
As a percentage of sales	5.6%	4.5%

Net earnings for the current period increased to $1.73 per diluted share, compared to $1.06 per diluted share in the prior period due to the above factors including the Justice results since the merger date of November 25, 2009.

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

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased 80 basis points to 28.3% of net sales versus 27.5% last year.  dressbarn SG&A increased 50 basis points to 29.2% of net sales versus 28.7% last year due to increased professional fees relating to the pending Tween Brands, Inc. Merger and store impairment charges.  maurices SG&A was $157.5 million or 26.8% of net sales for fiscal 2009 as compared to $142.7 million or 25.6% of net sales for fiscal 2008.  The increase was primarily attributable to a de-leveraging of payroll and benefits due to the comparable sales decrease coupled with a trade name impairment (described in Note 8 to the Consolidated Financial Statements).

Depreciation and amortization:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$48.5	$48.2	$0.3	0.6%
As a percentage of sales	3.2%	3.3%

Depreciation expense increased 0.6% in fiscal 2009 as compared to last year primarily from the net opening of 56 stores, store remodels and relocations, and investment in technology.

Operating income:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$105.0	$112.6	$(7.6)	(6.7	) %
As a percentage of sales	7.0%	7.8%

As a result of the above factors, operating income as a percent of net sales was 7.0% for fiscal 2009 compared to 7.8% for fiscal 2008. For the dressbarn brand, operating income as a percent of sales increased to 5.0% versus 4.8% fiscal 2008.  For the maurices brand, operating income as a percent of sales decreased to 10.3% versus 12.6% last fiscal year.

Interest income:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$5.4	$7.8	$(2.4)	(30.8	) %
As a percentage of sales	0.4%	0.5%

Interest income for the fifty-two week period was $5.4 million as compared to interest income of $7.8 million in fiscal 2008 due to lower interest rate yields in the current year.  During fiscal 2009 we adopted a more conservative strategy with investments in higher grade securities with shorter term maturities for greater security and liquidity.

Interest expense:
(Amounts in millions, except for % amounts)	July 25, 2009		July 26, 2008		$ Change	% Change

Fiscal year ended	$(10.0)		$(9.6)		$(0.4)	4.2%
As a percentage of sales	(0.7	) %	(0.7	) %

Interest expense for the fiscal year, primarily on our Convertible Senior Notes and the mortgage on our Suffern, NY facilities, remained consistent with the prior fiscal year.

Other income:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$1.1	$0.5	$0.6	120.0%
As a percentage of sales	0.1%	0.0%

Other income for the fiscal year was $1.1 million as compared to $0.5 million last year.  The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.  Fiscal 2008 included approximately $1.1 million of cost basis investment impairment.

Income taxes:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$34.9	$40.2	$(5.3)	(13.2	) %
As a percentage of sales	2.3%	2.8%

The effective tax rate for fiscal 2009 was 34.4% as compared to 36.1% reported for fiscal 2008.  Refer to Note 14 to the Consolidated Financial Statements for additional details.

Net Earnings:
(Amounts in millions, except for % amounts)	July 25, 2009	July 26, 2008	$ Change	% Change

Fiscal year ended	$66.6	$71.2	$(4.6)	(6.5	) %
As a percentage of sales	4.5%	4.9%

Net earnings for the fifty-two weeks ended July 25, 2009 increased to $1.06 per diluted share, compared to $1.10 per diluted share in the prior year twelve-month period.

Liquidity and Capital Resources

On November 25, 2009, we completed a merger with Tween Brands.  As a result of the Merger, Tween Brands became a wholly owned subsidiary of Dress Barn.  Under the terms of the Merger Agreement, total consideration was $415.1 million which included $251.2 million of equity value and the repayment of Tween Brands outstanding bank debt of $162.9 million.  See Note 2 of the Consolidated Financial Statements.

Cash Flows

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use lines of credit on our $200 million revolving credit facility to facilitate imports of our products.  Our line of credit borrowings may fluctuate materially depending among other things, our seasonal requirements, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

In summary, our cash flows were as follows (amounts in thousands):
	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008
Net cash provided by operating activities	$231,437	$172,691	$145,455
Net cash provided by / (used in) investing activities	76,387	(56,957)	(46,247)
Net cash used in financing activities	(307,946)	(2,197)	(39,115)

Operating activities
Net cash provided by operations was $231.4 million for the fifty-three weeks ended July 31, 2010 compared with $172.7 million during the fifty-two week period ended July 25, 2009.  The increase of $58.7 million was primarily driven by the higher level of accounts payable and accrued salaries, wages and related expenses offset by an increase of merchandise inventories due to higher inventory requirements at the Justice brand for the fall back-to-school season. Net cash provided by operations was $172.7 million for the fifty-two weeks ended July 25, 2009 compared with $145.5 million during last year’s comparable period.  The increase of $27.2 million was primarily driven by the higher level of accounts payable and income taxes payable offset by an increase of merchandise inventories due to earlier shipments of fall merchandise compared to the prior year decrease of inventories due to improved inventory management and aggressive promotions.

Merchandise inventories were $320.3 million at July 31, 2010 compared to $194.0 million at July 25, 2009.  The increase of $126.3 million is a result of the Justice Merger along with the opening of new stores in fiscal 2010 and the increased inventory requirements in the Justice brand due to the back-to-school season.  We believe current inventory levels are appropriate, based on sales trends and the industry environment.

Investing activities
Net cash provided by investing activities for the current period was $76.4 million consisting primarily of redemption of investment securities of $140.3 million, cash acquired in the Justice Merger of $83.7 million partially offset by $65.2 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2010.  Net cash used in investing activities for the fifty-two weeks ended July 25, 2009 was $57.0 million consisting primarily of $58.4 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2009 and the purchase of investment securities of $95.4 million offset by $96.3 million for the redemption of investment securities.  Net cash used in investing activities for the fifty-two weeks ended July 26, 2008 was $46.2 million consisting primarily of $66.1 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during fiscal 2008 and the purchase of investment securities of $307.9 million offset by $285.4 million for the redemption of investment securities.

Financing activities
Net cash used by financing activities was $308.0 million during fiscal 2010 while net cash used by financing activities was $2.2 million during fiscal 2009.  Our use of cash in fiscal 2010 was primarily related to the Justice Merger debt paid of $162.9 million, the Convertible Senior Notes exchange offer of $122.4 million and the purchase of treasury stock for $37.9 million. Our use of cash in fiscal 2009 was primarily related the purchase of treasury stock for $4.7 million partially offset by $2.7 million of proceeds from stock options exercised.  Our use of cash in fiscal 2008 was primarily related the purchase of treasury stock for $40.2 million partially offset by $1.6 million of proceeds from stock options exercised.  See Notes 3 and 9 to our Consolidated Financial Statements for further details.

Investments
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

As of July 31, 2010, we had approximately $15.8 million of long-term marketable security investments which consisted of $20.5 million of ARS at cost, less a valuation allowance of $4.7 million, to reflect our estimate of fair value given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.  If market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.  On occasion an ARS is called by its issuer as was the case during fiscal 2010, when we had $17.0 million of ARS redemptions.  Subsequent to the fiscal 2010 year end we redeemed $6.9 million of ARS.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”).  Under the terms of the Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012.  UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010.  We held approximately $7.2 million, at par value, of eligible ARS with UBS as of November 2008.  By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012.  We elected to measure the Put Option under the fair value option of ASC No. 825-10, and therefore, recorded interest income and recorded a corresponding other asset.  Simultaneously, we transferred these long-term auction rate securities from available-for-sale to trading investment securities at market value on our consolidated balance sheets.  During the second half of our fiscal 2010, all the eligible UBS ARS sold at par through Dutch auctions.

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

Debt
On November 25, 2009, we entered into a $200 million revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  The Credit Agreement replaced the Company’s prior $100 million five-year credit facility entered into on December 21, 2005.  The prior facility was scheduled to expire on December 21, 2010, but was terminated concurrently with the Credit Agreement becoming effective on November 25, 2009.  We did not incur any early termination penalties in connection with the termination of the prior facility.  As of July 31, 2010, we had $37.8 million of outstanding letters of credit, of which $12.0 million was issued by one of our banks and $25.8 million are private label letters of credit secured by the Company’s assets; the outstanding balance is primarily relating to insurance policies, and $32.8 million of trade letters of credit relating to the importation of merchandise.  We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.  At July 31, 2010 we had $188.0 million available under this revolving credit agreement.

Our revolving credit facility agreement has financial covenants with respect to fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

In January 2003, Dunnigan Realty, LLC, our wholly-owned consolidated subsidiary, purchased the Suffern facility, of which the major portion is our dressbarn’s corporate offices and distribution center, for approximately $45.3 million utilizing internally generated funds.  In July 2003, Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan.  The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility.  Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

Stock Buyback Program
In September 2007, our Board of Directors authorized a $100 million stock buyback program.  Purchases of shares of our common stock will be made at our discretion from time to time, subject to market conditions and prevailing market prices.  During fiscal 2010, we purchased 1.6 million shares at an average price of $24.48 amounting to $37.9 million.  As of July 31, 2010, the remaining authorized amount for stock repurchases under the 2007 Program was $57.4 million.

Capital Expenditures
We anticipate that total capital expenditures for fiscal 2011 will be approximately $80 million.  Of this amount, approximately $60 million is for new store openings, renovations and remodels, and information system upgrades.  We plan to open approximately 70 stores and close 45 stores in the upcoming fiscal year.

Off Balance Sheet Arrangements
We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at July 31, 2010.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund capital expenditures and all other operating requirements the next 12 months.

Contractual Obligations and Commercial Commitments

The estimated significant contractual cash obligations and other commercial commitments at July 31, 2010 are summarized in the following table:

	Payments Due by Period (Amounts in thousands)
Contractual Obligations (a)	Totals	Fiscal 2011	Fiscal 2012- 2013	Fiscal 2014- 2015	Fiscal 2016 And Beyond

Operating lease obligations (b)	$1,125,861	$235,297	$379,848	$261,494	$249,222

Mortgage principal	25,916	1,421	3,078	3,424	17,993

Mortgage interest	10,062	1,347	2,457	2,111	4,147

Tax payments	331	331	—	—	—

Other	1,661	977	655	29	—

Total	$1,163,831	$239,373	$386,038	$267,058	$271,362

(a)	At July 31, 2010, the ultimate amount and timing of further cash settlements relating to $23.6 million of gross tax liabilities for uncertain tax positions cannot be predicted with reasonable certainty; those liabilities for uncertain tax positions are excluded from the contractual obligation table. See Note 14 to our Consolidated Financial Statements for further details.

At July 31, 2010, we determined that approximately $0.6 million of our Executive Retirement Plan (“ERP Plan”) liability will be paid in the next 12 months, and for that reason is classified in the current liability section in the Consolidated Balance Sheets.  The timing of payments for the remaining ERP Plan liability of $31.3 million is dependent upon employee retirements and other factors; and therefore, is not reflected in this table.  See Note 13 to our Consolidated Financial Statements for further details.

(b)
The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 31, 2010.  The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases.  In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year.  Total CAM charges and real estate taxes for fiscal 2010, 2009 and fiscal 2008 were $59.8 million, $44.7 million and $41.8 million, respectively.

	Amount of Commitment Expiration Period (Amounts in thousands)
Other Commercial Commitments	Totals	Fiscal 2011	Fiscal 2012- 2013	Fiscal 2014- 2015	Fiscal 2016 And Beyond
Trade letters of credit	$32,761	$32,761	$—	$—	$—

Standby letters of credit	5,031	5,031	—	—	—

Firm purchase orders (1)	14,307	14,307	—	—	—

Total	$52,099	$52,099	$—	$—	$—

1)
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

Recent Accounting Pronouncements
(Recently Adopted)

The Financial Accounting Standards Board (“FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification (“Codification”).  The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009, including our first quarter of fiscal 2010.  The Codification is for disclosure purposes only and did not impact our financial position, results of operations or cash flows.  Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

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

In February 2008, the FASB issued new accounting guidance on fair value measurement for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This guidance became effective beginning with our fiscal year 2010.  The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the previously existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities.  This guidance became effective for the first reporting period, including interim periods, beginning after issuance (our second quarter of fiscal 2010).  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued updated authoritative guidance for fair value measurements.  The guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy.  The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  We adopted the applicable disclosure requirements beginning in the third quarter of our fiscal 2010.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB amended its guidance on subsequent events.  The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. The updated guidance was effective upon issuance.  We adopted this guidance during the second quarter of fiscal 2010.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued

In April 2010, the FASB amended accounting guidance on share-based payment awards denominated in certain currencies.  The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition, and, therefore, would not require classification as a liability if the award otherwise qualifies as equity.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (our fiscal 2011).  Early adoption is permitted.  We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.  Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, income taxes and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate estimates, including those related primarily to revenue recognition, merchandise inventories, long-lived assets, insurance reserves, goodwill and intangible assets, operating leases, share-based employee compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of our financial statements.

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

Goodwill and Other Intangible Assets

In accordance with FASB accounting guidance on goodwill and other intangible assets, we do not amortize goodwill or intangible assets with indefinite lives but, rather, we are required to evaluate goodwill and intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The conditions that could trigger an impairment of goodwill or intangible assets with indefinite lives include a significant, sustained negative trend in maurices’ or Justice’s operating results or cash flows, a decrease in demand for maurices’ or Justice’s products, a change in the competitive environment or other industry and economic factors.  Goodwill and intangible assets with indefinite lives are evaluated for impairment annually under the provisions of the accounting guidance.  Our annual assessment date is on or about June 30th.  As of the latest assessment date the fair value of goodwill at both maurices and Justice substantially exceeded its carrying value.  We have performed a sensitivity analysis at maurices on our significant assumptions and determined that a negative change in our assumptions, as follows, would not have resulted in a change in conclusion in 2010: 1% increase in the discount rate, 10% decrease in the market approach multiple, 10% decrease in forecasted net income.

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired.  On November 25, 2009, we completed our Merger with Tween Brands, Inc.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  Goodwill amortization for this transaction is not deductible for tax purposes.  In conjunction with the Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

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

We also acquired favorable leases of $7.0 million classified in the long-term section under “Other Assets” in our Consolidated Balance Sheets.  Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.  Refer to Note 8 to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

Long-lived tangible assets are accounted for under ASC 360-10, Property, Plant and Equipment.  We primarily invest in property and equipment in connection with the opening and remodeling of stores.  When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to undiscounted projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss to write down the cost of the asset group to its fair value against current operations.  Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level.  Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  In addition, we regularly evaluate our computer-related and other assets for recoverability.  Based on the review of certain underperforming stores, we recorded impairment charges and store closing expenses of $8.7 million, $6.3 million and $4.1 million for fiscal 2010, 2009 and 2008, respectively, that are included in selling, general and administrative expenses.  These impairment losses reflect the amount of book value over estimated fair market value of store related assets.  Refer to Note 5 and Note 7 for additional information.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  As of July 31, 2010 and July 25, 2009, these reserves were $14.6 million and $10.4 million, respectively.  We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business.  We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds.  Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data.  We have stop-loss insurance coverage for individual claims in excess of $250,000 at dressbarn and maurices and $200,000 at Justice.  We believe our accruals for claims and contingencies are adequate based on information currently available.  However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Lease related liabilities” on the Consolidated Balance Sheets and amortize the deferred rent over the terms of the leases as reductions to “Cost of sales including occupancy and buying costs” on the Consolidated Statements of Operations.

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

Share-Based Compensation

The Company accounts for share-based awards in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC-718-10 requires the Company to calculate the grant-date fair value and recognize that calculated value as compensation expense over the vesting period, adjusted for estimated forfeitures.  Our calculation of share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected life of shares granted in connection with share-based awards based on historical exercise patterns, which we believe are representative of future behavior.  We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock.  The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we were to use different assumptions, our share-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of share-based awards granted, exercised and cancelled, as well as considering future expected behavior.  If the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be different from what we have recorded in the current period.  See Note 16 to our Consolidated Financial Statements for additional information.

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

We adopted Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on July 29, 2007, the first day of fiscal 2008.  ASC 740-10 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  ASC 740-10 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under ASC 740-10 we may only recognize tax positions that meet a “more likely than not” threshold.

We recorded the cumulative effect of applying ASC 740-10 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008.  See Note 14 to our Consolidated Financial Statements for additional information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and disruptions caused by financial market conditions.  Cash and cash equivalents are deposited with high credit quality financial institutions.  However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits.  This represents a concentration of credit risk.  The carrying amounts of cash, cash equivalents and accounts payable approximate fair value because of the short-term nature and maturity of such instruments.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Note 4 to the Consolidated Financial Statements for further information regarding the Company’s investments in ARS.

Our outstanding long-term liabilities as of July 31, 2010 included $24.6 million of our 5.33% mortgage loan due July 1, 2023.  As the mortgage loan bears interest at a fixed rate, our results of operations would not be affected by interest rate changes.

On November 25, 2009, we entered into a $200 million revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.

The Credit Agreement provides for an asset based senior secured revolving credit facility up to $200 million based on certain asset values and matures in four years.  The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business, for capital expenditures and for general corporate purposes.  The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit.  The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement with a base rate of LIBOR plus 375 bps.  There are currently no borrowings outstanding under the Credit Agreement.

As of July 31, 2010, $188.0 million of the $200.0 million revolving credit facility was available, with the availability reduced by $12.0 million of letters of credit, primarily relating to the importation of merchandise.  We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.

As of July 31, 2010, we had $37.8 million of outstanding letters of credit, of which $12.0 million was issued by one of our banks under our new credit agreement and $25.8 million are private label letters of credit secured by the Company’s assets.

We held no material options or other derivative instruments at July 31, 2010.

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
None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2010.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(c) Management’s Assessment of Internal Control over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of July 31, 2010.  Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report appears herein below.

(c) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of disclosure controls and procedures described above, there was no change identified in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(a)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the internal control over financial reporting of Dress Barn, Inc. and subsidiaries (the "Company") as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2010 of the Company and our report dated September 24, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 24, 2010

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.dressbarninc.com, then “Investor Relations”, then under the Investors Relations pull-down menu, click on “Code of Ethics”.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website.  We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 30 Dunnigan Drive, Suffern, NY 10901.

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

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10) *

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)*

10.9	Amendment Number One to 162(m) Executive Bonus Plan	(11)

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(12) *

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(13) *

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(12) *

10.13	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(14) *

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(15) *

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(16) *

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(17) *

10.17	Executive Severance Plan dated as of March 3, 2010	(18)

10.18	Credit Agreement dated as of November 25, 2009	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

References as follows:

(1)
The Company’s Report on Form 8-K filed June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex A to the Company’s Proxy Statement, filed November 5, 2008.

(3)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (Exhibit 3.4).

(4)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983 (Exhibits 4 and 10(l)).

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(xx), 10(mm) and 14).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	The Company's Proxy Statement, filed October 31, 2005 (Annex A and Annex B).

(11)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2009 (Exhibit 10.9).

(12)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(13)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(14)	The Company's Quarterly Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(15)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(16)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(17)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(18)	The Company's Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(19)	The Company’s Report on Form 8-K filed November 30, 2009 (Exhibit 99.1).

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

The Dress Barn, Inc.

Date: September 24, 2010	by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	September 24, 2010

/s/ DAVID R. JAFFE
David R. Jaffe	Director, President and	September 24, 2010
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Chief Executive Officer, Tween Brands, Inc.	September 24, 2010

/s/ KATE BUGGELN
Kate Buggeln	Director	September 24, 2010

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 24, 2010

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 24, 2010

/s/ JOHN USDAN
John Usdan	Director	September 24, 2010

/s/ ARMAND CORREIA
Armand Correia	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Dress Barn, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of The Dress Barn, Inc. and subsidiaries (the "Company") as of July 31, 2010 and July 25, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended July 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and July 25, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” and ASC 810-10, “Consolidation – Overall” effective July 26, 2009.   As discussed in Note 14 to the consolidated financial statements, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, effective July 29, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 24, 2010

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data	July 31, 2010	July 25, 2009

ASSETS
Current Assets:

Cash and cash equivalents	$240,641	$240,763
Restricted cash	1,355	—
Investment securities (see Note 4)	85,088	112,998
Merchandise inventories	320,345	193,979
Deferred income taxes	21,400	—
Prepaid expenses and other current assets	47,254	19,041
Total Current Assets	716,083	566,781

Property and Equipment, net (see Note 7)	478,086	277,913
Other Intangible Assets, net (see Note 8)	185,628	104,932
Goodwill (see Note 8)	229,661	130,656
Investment Securities (see Note 4)	15,833	30,813
Deferred Income Taxes	—	3,091
Other Assets	28,828	14,986
TOTAL ASSETS	$1,654,119	$1,129,172

See notes to Consolidated Financial Statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
Amounts in thousands, except share and per share data	July 31, 2010	July 25, 2009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$178,722	$138,940
Accrued salaries, wages and related expenses	59,692	32,116
Other accrued expenses	89,094	49,450
Customer liabilities	27,455	13,999
Income taxes payable	2,770	7,491
Deferred income taxes (see Note 14)	—	7,405
Current portion of long-term debt (see Note 9)	1,421	1,347
Convertible Senior Notes (see Note 9)	—	101,354
Total Current Liabilities	359,154	352,102

Long-term debt (see Note 9)	24,617	26,062
Lease related liabilities	178,706	67,772
Deferred compensation and other long-term liabilities	56,681	50,789
Deferred income taxes (see Note 14)	20,294	—
Total Liabilities	639,452	496,725

Commitments and Contingencies (see Note 15)

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized- 100,000 shares, Issued and Outstanding- none	—	—
Common stock, par value $0.05 per share: Authorized- 165,000,000 shares Issued- 78,538,562 and 60,237,797 shares, respectively Outstanding- 78,538,562 and 60,237,797 shares, respectively	3,927	3,012
Additional paid-in capital	427,227	145,277
Retained earnings	589,278	493,767
Accumulated other comprehensive (loss)	(4,324)	(8,407)
Total The Dress Barn, Inc. Shareholders’ Equity	1,016,108	633,649
Noncontrolling Interest	(1,441)	(1,202)
Total Shareholders’ Equity	1,014,667	632,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,654,119	$1,129,172
See notes to Consolidated Financial Statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Operations
Amounts in thousands, except per share data
	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008

Net sales	$2,374,571	$1,494,236	$1,444,165
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	1,395,267	918,350	885,927
Selling, general and administrative expenses	690,229	422,372	397,424
Depreciation and amortization	71,618	48,535	48,200
Operating income	217,457	104,979	112,614

Loss on debt extinguishment (see Note 9)	(5,792)	—	—
Interest income	2,258	5,394	7,817
Interest expense	(6,624)	(9,951)	(9,577)
Other income	2,049	1,062	512

Earnings before provision for income taxes	209,348	101,484	111,366

Provision for income taxes	75,970	34,912	40,151

Net earnings	$133,378	$66,572	$71,215

Earnings per share:
Basic	$1.85	$1.11	$1.18
Diluted	$1.73	$1.06	$1.10

Weighted average shares outstanding:
Basic	72,194	60,044	60,102
Diluted	76,997	62,990	64,467

See notes to Consolidated Financial Statements

The Dress Barn, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts and shares in thousands)	Shares Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, July 28, 2007	61,694	$3,115	$126,091	$405,073	$(11,849)	$39	$—	$522,469
Net earnings				71,215				71,215
Unrealized (loss) on investment securities						(3,078)		(3,078)
Total comprehensive income								68,137
Adoption of ASC 740-10 (FIN 48)				(4,886)				(4,886)
Issuance/retirement of shares, net	54	3	(3)					—
Share-based compensation expense	(2)		6,581					6,581
Tax benefit from exercise of stock options			383					383
Employee Stock Purchase Plan activity	23	1	307					308
Shares issued pursuant to exercise of stock options	225	11	1,604					1,615
Purchase of treasury stock	(1,634)				(28,330)			(28,330)
Retirement of treasury stock		(112)		(40,067)	40,179			—
Balance, July 26, 2008	60,360	3,018	134,963	431,335	—	(3,039)	—	566,277
Net earnings				66,572				66,572
Unrealized (loss) on investment securities						(5,368)		(5,368)
Total comprehensive income								61,204
Implementation of ASC 810-10 Noncontrolling Interest				490			(1,202)	(712)
Issuance/retirement of shares, net	26	1	(1)					—
Share-based compensation expense	(3)		6,577					6,577
Tax benefit from exercise of stock options			863					863
Employee Stock Purchase Plan activity	21	1	237					238
Shares issued pursuant to exercise of stock options	380	19	2,638					2,657
Purchase of treasury stock	(546)				(4,657)			(4,657)
Retirement of treasury stock		(27)		(4,630)	4,657			—
Balance, July 25, 2009	60,238	3,012	145,277	493,767	—	(8,407)	(1,202)	632,447
Net earnings				133,378				133,378
Unrealized gain on investment securities						4,083		4,083
Total comprehensive income								137,461
Change in noncontrolling interest							(239)	(239)
Issuance/retirement of shares, net	187	8	(8)					—
Share-based compensation expense			9,966					9,966
Tax benefit from exercise of stock options			5,819					5,819
Employee Stock Purchase Plan activity	12	1	231					232
Shares issued pursuant to exercise of stock options	1,638	82	14,914					14,996
Purchase of treasury stock	(1,550)				(37,944)			(37,944)
Retirement of treasury stock		(77)		(37,867)	37,944			—
Tween Merger restricted stock issuance	90	5	(5)					—
Tween Brands, Inc. Merger	11,699	585	250,598					251,183
2.5% Convertible Senior Notes tender offer (see Note 9)	6,225	311	(14,338)					(14,027)
Tax benefit from the Convertible Senior Note tender offer			14,773					14,773
Balance, July 31, 2010	78,539	$3,927	$427,227	$589,278	$—	$(4,324)	$(1,441)	$1,014,667

See notes to Consolidated Financial Statements

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008

Operating Activities:
Net earnings	$133,378	$66,572	$71,215
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	71,618	48,535	48,200
Asset impairments and disposals	10,720	8,291	4,110
Deferred taxes	14,722	941	8,120
Deferred rent and other occupancy costs	(18,135)	(4,120)	(4,606)
Share-based compensation	9,966	6,577	6,612
Loss on debt extinguishment (see Note 9)	5,792	—	—
Excess tax benefits from share-based compensation	(5,819)	(863)	(383)
Amortization of debt issuance cost	1,071	574	555
Amortization of convertible senior notes discount	2,604	4,935	4,563
Amortization of bond premium cost	405	624	415
Cash surrender value of life insurance	(558)	907	732
Net realized (gain) loss on sales of securities	(158)	153	304
Gift card breakage	(2,772)	(1,788)	(2,184)
Investment impairment	—	—	1,069
Other	(310)	18	238
Changes in assets and liabilities:
Merchandise inventories	(10,156)	(6,574)	10,160
Prepaid expenses and other current assets	828	(1,629)	(11,953)
Other assets	1,825	3,098	5,247
Accounts payable	10,260	17,856	(12,718)
Accrued salaries, wages and related expenses	9,227	4,182	(2,128)
Other accrued expenses	(7,569)	227	(96)
Customer liabilities	4,684	965	1,865
Income taxes payable	(4,721)	13,785	1,642
Lease related liabilities	7,698	9,901	13,157
Deferred compensation and other long-term liabilities	(3,163)	(476)	1,319
Total adjustments	98,059	106,119	74,240
Net cash provided by operating activities	231,437	172,691	145,455

See notes to Consolidated Financial Statements

(continued)

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Amounts in thousands

	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008

Investing Activities:
Merger with Tween Brands, net of cash $83,730 (see Note 2)	82,754	—	—
Cash paid for property and equipment	(65,179)	(58,428)	(66,097)
Change in restricted cash	160	—	—
Redemption of available-for-sale investment securities	133,153	96,342	307,902
Purchases of available-for-sale investment securities	(78,330)	(95,427)	(285,354)
Sale of trading investment securities	7,150	—	—
Investment in life insurance policies	(3,321)	(177)	(2,108)
Purchases of long-term investments	—	—	(590)
Proceeds from an insurance settlement	—	733	—
Net cash provided by (used in) investing activities	76,387	(56,957)	(46,247)

Financing Activities:
Repayments of Tween Brands long-term debt in connection with the Merger (see Note 2)	(162,915)	—	—
Repayments of long-term debt	(1,371)	(1,298)	(1,211)
Purchase of treasury stock	(37,944)	(4,657)	(40,179)
Convertible Senior Notes tender offer (see Note 9)	(122,406)	—	—
Payment of deferred financing costs	(4,357)	—	—
Proceeds from employee stock purchase plan purchases	232	238	277
Excess tax benefits from share-based compensation	5,819	863	383
Proceeds from stock options exercised	14,996	2,657	1,615
Net cash used in financing activities	(307,946)	(2,197)	(39,115)

Net increase (decrease) in cash and cash equivalents	(122)	113,537	60,093
Cash and cash equivalents- beginning of year	240,763	127,226	67,133
Cash and cash equivalents- end of year	$240,641	$240,763	$127,226

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$72,869	$20,016	$37,506
Cash paid for interest	$2,858	$4,365	$4,431
Accrual for capital expenditures	$6,470	$5,718	$7,781
Issuance of common stock for Tween Brands Merger	$251,183	$—	$—
Issuance of common stock for convertible senior note tender offer	$156,400	$—	$—

See notes to Consolidated Financial Statements

The Dress Barn, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

The Dress Barn, Inc. and its wholly-owned subsidiaries (the “Company,” “we,” “our,” or similar terms) operate a chain of women's apparel and tween girls’ specialty stores.  The stores operate principally under the names "dressbarn",  “maurices” and since our November 2009 Merger with Tween Brands, Inc. (“Justice Merger”), “Justice”.  These stores offer in-season, moderate to better quality career and casual fashion to the working woman at value prices.  The dressbarn brands primarily attract female consumers in the mid 30’s to mid 50’s age range.  The maurices stores are concentrated in small markets (having populations of approximately 25,000 to 100,000) in the United States and offer moderately priced, up-to-date fashions designed to appeal to maurices’ target customers, the 17 to 34 year-old female.  Our Justice stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of “our girl”.  Justice targets girls who are ages 7 to 14.

Fiscal Year

Statements that are about our fiscal 2010 refer to the 53-week period ended July 31, 2010, fiscal 2009 refer to the 52-week period ended July 25, 2009, and fiscal 2008 refer to the 52-week period ended July 26, 2008.  Fiscal 2011 refers to our 52-week period that will end on July 30, 2011.  Our fiscal year always ends on the last Saturday in July.

Ongoing and Fiscal 2011 Business Initiatives

We continue to focus on a number of ongoing initiatives that impact our corporate structure and which include, but are not limited to:

Corporate Reorganization and Potential Corporate Name Change
We are currently planning a potential corporate reorganization and name change. In our planned reorganization, each of our dressbarn, maurices and Justice brands would become subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., or Ascena, and Dress Barn shareholders would become stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  The reorganization generally would be tax-free for Dress Barn shareholders.  Shareholders of record on October 8, 2010 will be entitled to attend and vote at the annual meeting to approve the reorganization, which will be more fully described in the proxy statement/prospectus relating to the meeting. Refer to Note 19 for more information.

Recognizing the numerous potential synergies between our segments
Our distribution center in Suffern, New York will be consolidated into our distribution center in Etna Township, Ohio during fiscal 2011.

In addition to our distribution center, we are currently working to consolidate our information technology departments.  This project will combine multiple IT resources, including our data centers.  We expect this will enable us to better serve the business needs of each of our brands.

E-Commerce
E-Commerce revenue is currently generated by both the maurices segment and Justice segment.  E-commerce sales of products, ordered through our retail internet site are recognized upon estimated delivery and receipt of the shipment by the customers.  E-commerce revenue is also reduced by an estimate of returns and excludes sales taxes. Total E-commerce net sales were $36.2 million for the Company (approximately $27.0 million for Justice and $9.2 million for maurices).  During the first quarter of fiscal 2011, we launched our dressbarn segment e-commerce operations.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The more significant items subject to such estimates and assumptions include fair value of our equity securities, investment securities, carrying amount and useful lives of property and equipment, goodwill, other intangible assets, obligations related to employee benefits, inventory valuation, insurance reserves and accounting for income taxes.  Actual results could differ from those estimates.

Revenue Recognition

Revenues from retail sales, net of estimated returns, are recognized at the point of sale upon delivery of the merchandise to the customer and exclude sales taxes.  The maurices segment charges its customers a small fee to offset shipping costs to move product from store to store for special order transactions.  Amounts related to shipping and handling, billed to customers as part of a sales transaction, are classified as revenue.  With the Justice segment, direct sales, through our catazine and website, are recorded upon customer receipt.  Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue.  Related shipping and handling costs are reflected in cost of goods sold, buying and occupancy costs.  We record a reserve for estimated product returns when sales are recorded based on historical return trends and are adjusted for known events, as applicable.  The changes in the sales return reserve are summarized below:

(amounts in thousands)	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008
Balance at beginning of period	$1,856	$1,714	$1,571
Justice balance at merger	8,958	—	—
Additions – charge to income	11,248	7,762	7,694
Adjustments and/or deductions	(17,278)	(7,620)	(7,551)
Balance at end of period	$4,784	$1,856	$1,714

The Justice segment earns licensing revenue from its international franchised stores and partner revenue from advertising and other “tween-right” marketing initiatives with partner companies.  International franchise revenue is primarily comprised of the merchandise sales to our international franchise, payment for marketing materials produced in-house and the royalty payments received in relation to the use of the Justice trade name.  Justice recognizes the revenue when the merchandise has shipped to the international franchises.  A cost of sales is recorded related to the merchandise.  Partner revenue is related to marketing deals with our “tween-right” partners.  We will recognize revenue when earned according to the contract terms.  Licensing revenue was approximately $7.0 million (international revenue $5.2 million and partner revenue $1.8 million) and was less than 1% of fiscal 2010 net sales.

Justice recognizes revenue for merchandise sold to discount third parties.  Justice will blackline marked-out-of-stock items in order to sell the merchandise.  Justice will also use its sourcing office to create items for sale directly to the discount vendors.  The revenue is recognized upon shipment to the third party.  Total sell-off revenue was approximately $3.5 million.

Gift Card Breakage

Sales from purchases made with gift cards and gift certificates or by layaways are recorded when the customer takes possession of the merchandise.  Gift cards, gift certificates and merchandise credits (collectively “gift cards”) do not have expiration dates.  We recognize income on unredeemed gift cards (“gift card breakage”) when it can be determined that the likelihood of the remaining balances being redeemed are remote and that there are no legal obligations to remit the remaining balances to relevant jurisdictions.  Prior to fiscal 2007, we were unable to reliably estimate such gift card breakage and therefore recorded no such income in fiscal 2006, or prior years.  During the fourth quarter of fiscal 2007, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time.  Gift card breakage is included in net sales in the Consolidated Statements of Operations.  During fiscal 2010, we recognized $2.7 million of breakage income related to unredeemed gift cards which included $1.1 million for dressbarn, $0.4 million for maurices and $1.2 million for Justice.  During fiscal 2009, we recognized $1.8 million of breakage income related to unredeemed gift cards which included $1.3 million for dressbarn and $0.5 million for maurices.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of compensation and employee benefit expenses, other than for our design and sourcing teams, our buyers and our distribution centers personnel.  Such compensation and employee benefit expenses include salaries, incentives, share-based compensation and related benefits associated with our stores and corporate headquarters, except as previously noted.  Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.  See Note 17 for additional information.

Segments

Our reportable segments are the dressbarn brands, maurices brands and Justice brands.  Our dressbarn brand is used in 833 stores in 47 states as of July 31, 2010.  Our  maurices brand, is used in 757 stores in 44 states as of July 31, 2010 and our Justice brand is used in 887 stores and 46 states as of July 31, 2010.  Justice also has 34 international franchise stores located in the following countries:  Bahrain, Jordan, Kuwait, Qatar, Russia, Saudi Arabia and the United Arab Emirates.  See Note 17 for additional information.

Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates market value.  We also consider receivables related to credit card purchases to be equivalent to cash.  The majority of our money market funds at July 31, 2010 were maintained with one financial institution.  We maintain our cash deposits and cash equivalents with well-known and stable financial institutions.  However, we have significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits.  This represents a concentration of credit risk.  With the current financial environment and the instability of financial institutions we cannot be assured that we will not experience losses on our deposits, however, we have not experienced any losses on our deposits of cash and cash equivalents to date.

Investment securities

We have categorized our auction rate securities as available for sale and trading securities, stated at market value.  The unrealized holding gains and losses on available for sale securities are included in other comprehensive income, a component of shareholders’ equity, until realized.  The amortized cost is adjusted by the amortization of premiums and discounts to maturity, with the net amortization included in interest income.  During third quarter of fiscal 2008, we classified a portion of our auction rate securities (“ARS”) as long-term.  We believe this classification is still appropriate for our fiscal 2009 and fiscal 2010 Consolidated Balance Sheets based on our belief that the market for these instruments may take in excess of 12 months to fully recover due to the current disruptions in the credit markets.  We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the vast majority of ARS are backed by the U.S. government.  We make periodic assessments of investment impairment to assess whether the impairment are other than temporary.  Management believes that our available working capital, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.  See Note 4 for additional information.

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

Property and Equipment

Property and equipment that is purchased is carried at cost less accumulated depreciation.  Property and equipment acquired are carried at fair value less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives:

Buildings	25- 40 years
Building equipment and heavy machinery	20 years
Leasehold improvements	10 years or term of lease, if shorter
Furniture, fixtures, and equipment	7- 10 years
Informational technology	3- 7 years

For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty to us, management determines at the inception of the lease that renewal is reasonably assured and includes the renewal option period in the determination of appropriate estimated useful lives.  The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  See Note 7 for additional information.

When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to selling, general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived tangible assets are accounted for under ASC 360-10, Property, Plant and Equipment.  We primarily invest in property and equipment in connection with the opening and remodeling of stores.  When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to undiscounted projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss to write down the cost of the asset group to its fair value against current operations.  Property and equipment assets are grouped at the lowest level for which there is identifiable cash flows when assessing impairment, which is the individual store level.  Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  In addition, we regularly evaluate our computer-related and other assets for recoverability.  Based on the review of certain underperforming stores, we recorded impairment charges and store closing expenses of $8.7 million, $6.3 million and $4.1 for fiscal 2010, 2009 and 2008, respectively, that are included in selling, general and administrative expenses.  These impairment losses reflect the amount of book value over estimated fair market value of store related assets.  Refer to Note 5 and Note 7 for additional information.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance the FASB accounting guidance of Accounting Standards Codification No. 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software.  We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350-40 are met.  We expense those costs that are associated with preliminary stage activities, training, maintenance and all other post-implementation stage activities as they are incurred.  We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over the useful life of the asset, usually 3 to 7 years, beginning when the software is ready for its intended use.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  As of July 31, 2010 and July 25, 2009, these reserves were $14.6 million and $10.4 million, respectively.  We are subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business.  We are self-insured for expenses related to our employee medical and dental plans, and our workers’ compensation plan, up to certain thresholds.  Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data.  We have stop-loss insurance coverage for individual claims in excess of $250,000 at dressbarn and maurices and $200,000 at Justice.  We believe our accruals for claims and contingencies are adequate based on information currently available.  However, it is possible that actual results could significantly differ from the recorded accruals for claims and contingencies.

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

We adopted Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on July 29, 2007, the first day of fiscal 2008. We recorded the cumulative effect of applying ASC 740-10 of $4.9 million as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of our fiscal 2008.  See Note 14 for additional information.

Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Merger with Tween Brands, Inc.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  Goodwill amortization for this transaction is not deductible for tax purposes.  In conjunction with the Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

Other identifiable intangible assets consist of customer relationships and proprietary technology.  Trade names and franchise rights were determined to have an indefinite life and therefore are not amortized.  Customer relationships, proprietary technology and defensive assets constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives on a straight line basis.  A fair value was not assigned to the customer relationships from the Justice Merger because under the valuation analysis income approach the value of the customer loyalty and the resulting relationship was offset by the costs associated with the asset.

We also acquired favorable leases of $7.0 million classified in the long-term section under “Other Assets” in our balance sheet.  Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.

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

The goodwill impairment test is a two-step impairment test.  In the first step, we determine the fair value of our reporting units using a combination of a discounted cash flow approach and a market value approach.  The discounted cash flow approach uses projections of estimated operating results and cash flows and applies a weighted-average cost of capital that reflects current market conditions.  A key assumption in our fair value estimate is the weighted average cost of capital used for discounting our cash flow projections.  We believe the rate we used is consistent with the risks inherent in our business and with the retail industry.  The market value approach estimates fair value by applying cash flow multiples to the operating performance.  The multiples are derived from comparable publicly traded companies with similar operating characteristics.  If the fair value exceeds the carrying value of the net assets, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, we must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities based on their fair value and determining the fair value of the impaired goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  The evaluation of goodwill requires us to use significant judgments and estimates, including but not limited to market multiples, projected future revenues and expenses, changes in gross margins, cash flows, and estimates of future capital expenditures.  Our estimates may differ from actual results due to, among other things, economic conditions, changes to our business model, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results.  There were no cumulative goodwill impairment losses to date.  See Note 8 for additional information.

Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above.  The fair value of our trademarks are estimated and compared to their carrying value.  We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method.  This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets.  This approach is dependent on a number of factors, including estimates of future sales, royalty rates in the category of intellectual property, discount rates, and other variables. Significant differences between these estimates and actual results could materially affect our future financial results.  See Note 8 for additional information.

As the retail industry continues to be materially impacted by the deterioration of the U.S. economic environment, we may be required to perform interim tests of impairment on our goodwill and intangible assets which may result in significant charges.

Store Preopening Costs

Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.

Marketing and Advertising Costs

Marketing and advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising campaign takes place.  Marketing and advertising expenses were $50.3 million for fiscal 2010, $24.5 million for fiscal 2009, and $25.1 million for fiscal 2008.  The increase in marketing expenses for fiscal 2010 was primarily due to the inclusion of Justice from the merger date of November 25, 2009 to the end of the fiscal year.

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

For construction allowances, we record a deferred rent liability in “Other accrued expenses” and “Lease related liabilities” on the Consolidated Balance Sheets and amortize the deferred rent over the term of the respective lease as reductions to “Cost of sales, including occupancy and buying costs” on the Consolidated Statements of Operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels.  We record a contingent rent liability in “Other accrued expenses” on our Consolidated Balance Sheets along with the corresponding rent expense in “SG&A” on the Consolidated Statements of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Unfavorable lease liabilities

As part of the Justice Merger we recorded a liability for unfavorable leases of $120.7 million that are being amortized over their respective lease terms.  See Note 2 to the Consolidated Financial Statements.

Comprehensive Income

Accumulated Other Comprehensive (loss) income (“AOCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as AOCI in Shareholders’ Equity.  See Note 10 for additional information.

Share-Based Compensation

The Company accounts for share-based awards in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC-718-10 requires the Company to calculate the grant-date fair value and recognize that calculated value as compensation expense over the vesting period, adjusted for estimated forfeitures.  Our calculation of share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures.  We estimate the expected life of shares granted in connection with share-based awards based on historical exercise patterns, which we believe are representative of future behavior.  We estimate the volatility of our common stock at the date of grant based on an average of our historical volatility and the implied volatility of publicly traded options on our common stock.  The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we were to use different assumptions, our share-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of share-based awards granted, exercised and cancelled, as well as considering future expected behavior.  If the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be different from what we have recorded in the current period.  See Note 16 for additional information.

Fair Value of Financial Instruments

ASC 825-10, Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825-10 as financial instruments.  At July 31, 2010 and July 25, 2009, management believes that the carrying value of cash and cash equivalents, receivables and payables approximates fair value, due to the short maturity of these financial instruments.  See Note 5 and Note 6 for additional information.

Fair value of non-financial instruments

On July 26, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis.  Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations.  The adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows for the periods presented.  Refer to Note 5 and Note 6 for additional information.

Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost of the reacquired shares recorded in retained earnings and the par value recorded in common stock.  See Note 11 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
Recently Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”)  issued new accounting guidance on business combinations.  The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The accounting guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010).  We applied this guidance to the Justice Merger, which was completed on November 25, 2009.

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

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the previously existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities.  This guidance became effective for the first reporting period, including interim periods, beginning after issuance (our second quarter of fiscal 2010).  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued updated authoritative guidance for fair value measurements.  The guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy.  The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  We adopted the applicable disclosure requirements beginning in the third quarter of our fiscal 2010.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB amended its guidance on subsequent events.  The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events.  The updated guidance was effective upon issuance.  We adopted this guidance during the second quarter of fiscal 2010.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued

In April 2010, the FASB amended accounting guidance on share-based payment awards denominated in certain currencies.  The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition, and, therefore, would not require classification as a liability if the award otherwise qualifies as equity.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (our fiscal 2011).  Early adoption is permitted.  We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

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

As provided in the Merger Agreement, each share of Tween Brands’ common stock, par value $.01 per share (“Tween Brands Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive 0.47 shares of our common stock, par value $.05 per share, for a total of 11.7 million shares of our common stock issued, plus cash in lieu of fractional shares of our common stock in the amount of $0.2 million.  In addition, as provided in the Merger Agreement, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Merger were cancelled and automatically converted into the right to receive a lump sum cash payment (without interest), equal to (i) the amount, if any, by which the measurement value, as defined in the Merger Agreement, exceeded the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands Common Stock issuable upon exercise of the stock option (whether such option was vested or unvested).  Any Tween Brands stock option with an exercise price equal to or greater than the measurement value was cancelled without consideration.  We paid an aggregate of $0.8 million in cash with respect to all such options.

In addition, at the effective time of the Merger, the vesting of each share of Tween Brands restricted stock was accelerated, and each such share was converted into the right to receive 0.47 shares of our common stock.  These shares were treated as a pre-Merger expense by Tween Brands.  In addition, we repaid bank debt and accrued interest of $162.9 million.

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 14.  We refer to the post-Merger operations of Tween Brands as “Justice”.

The Company’s consolidated financial statements include Justice’s results of operations from November 25, 2009, the effective date of the Merger.  The following are Justice’s results included in our Consolidated Statements of Operations:

(Amounts in thousands)	Fiscal Year Ended July 31, 2010

Net sales	$711,927
Less:
Cost of sales, including occupancy and buying costs	413,258
Selling, general and administrative expenses	210,336
Depreciation and amortization	23,677

Operating income	$64,656

The Company accounted for the merger as a purchase using the accounting standards established by the FASB guidance on business combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, which equaled $99.0 million, was allocated to goodwill (see Note 8).  The Company recognized a total of $5.8 million of Merger-related costs in the fifty-three weeks ended July 31, 2010.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the merger date, November 25, 2009, in accordance with the FASB guidance on business combinations.  In accordance with FASB guidance, all of Tween Brands assets acquired and liabilities assumed in the transaction were recorded at their merger date fair values while transaction costs associated with the transaction are expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on the available data.  In addition, the Company utilized specialists to assist in the valuation process.

The estimated fair values of assets acquired and liabilities assumed, as of the close of business on November 24, 2009 are as follows:

(Amounts in thousands)

Shares of Dress Barn common stock issued in the Merger	11,699
Per share price of our common stock	$21.47
Fair value Dress Barn common stock issued *	$251,183
Repayment of Tween Brands bank debt
and accrued interest	162,915
Payment for stock options and fractional shares	976
Total Purchase Price	$415,074

Current assets	$127,928
Inventory	116,210
Current deferred tax assets	13,153
Property and equipment, net	213,719
Intangibles	83,900
Other non-current assets	7,600
Total assets acquired	562,510

Accounts payable and accrued expenses	(109,118)
Lease related liabilities	(120,693)
Deferred compensation & other long-term liabilities	(7,450)
Long-term deferred tax liabilities	(9,180)
Total liabilities assumed	(246,441)

Net assets acquired, net of cash and cash equivalents acquired of $83,730	316,069

Goodwill	$99,005

*	Amounts do not add multiply due to rounding.

The following pro forma information assumes the Justice merger had occurred on July 29, 2007.  The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction actually occurred on July 29, 2007, nor is it indicative of the Company’s future results.

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 31,	July 25,	July 26,
	2010	2009	2008

Pro forma net sales	$2,697,132	$2,424,808	$2,496,045
Pro forma net income	$147,224	$66,003	$116,867
Pro forma earnings per share:
Basic	$1.94	$0.92	$1.63
Diluted	$1.82	$0.88	$1.53

3.  Changes in Accounting Principles

Change in method of accounting for noncontrolling interest

Effective July 26, 2009, we adopted the FASB Accounting Standards Codification (ASC) authoritative guidance ASC 810-10, Consolidation – Overall (formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51).  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  This guidance became effective beginning with our first quarter in fiscal 2010.  The guidance requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented.  Noncontrolling interest of $0.7 million, previously recorded as goodwill, was reclassified to our shareholders’ equity section resulting in the noncontrolling interest balance of $1.2 million at July 25, 2009 in our Consolidated Balance Sheets.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and it did not affect our cash flows.  See tables below for further information related to our adoption of this guidance.

Noncontrolling interest income (loss) amounts for the fiscal years ended July 31, 2010 were ($0.2) million and July 25, 2009 were ($0.5) million, respectively.  We did not have any noncontrolling interest for fiscal year ended July 26, 2008.  Noncontrolling interest income amounts are not presented separately in the Consolidated Statements of Operations due to immateriality, but are reflected within the “Other income” line item.

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

Since our 2.5% Convertible Senior Notes due December 2024 (the “Notes”) were within the scope of this guidance, we adopted this guidance on July 26, 2009, and, accordingly, we adjusted the accompanying Consolidated Balance Sheets and the Consolidated Statement of Operations for the fiscal years 2009, 2008, 2007, and 2006, on a retrospective basis.  Upon adoption, we estimated the fair value, as of the date of issuance, of the Notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount was being accreted to interest expense over the seven-year period to the first put date of the Notes in 2011, resulting in an increase in non-cash interest expense in prior periods.  The retrospective application to our Consolidated Statements of Operations resulted in an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, and $4.0 million for the fiscal years 2009, 2008, 2007, and 2006, respectively.  The impact on our financial statements resulted in a pre-tax non-cash interest expense was $4.2 million for fiscal 2010.  There is no further impact of this standard since the tender offer extinguished the Notes.  See Note 9 regarding the tender offer for the Notes.

The following tables set forth the effect of the retrospective application on certain previously reported items in accordance with the new accounting guidance on debt with conversions and other options, and the new accounting guidance on noncontrolling interest in consolidated financial statements.

The Dress Barn, Inc. and Subsidiaries
Consolidated Balance Sheets
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
Consolidated Balance Sheets
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

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended July 25, 2009
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$1,494,236	$—	$1,494,236
Cost of sales, including occupancy and
buying costs (excluding depreciation which is shown separate below)	918,350		918,350
Selling, general and administrative expenses	422,372		422,372
Depreciation and amortization	48,535		48,535
Operating income	104,979	—	104,979

Interest income	5,394		5,394
Interest expense	(4,795)	(5,156)	(9,951)
Other income	1,062		1,062
Earnings (loss) before provision for income taxes	106,640	(5,156)	101,484

Provision for income taxes (benefit)	36,952	(2,040)	34,912

Net earnings (loss)	$69,688	$(3,116)	$66,572

Earnings (loss) per share:
Basic	$1.16	$(0.05)	$1.11
Diluted	$1.11	$(0.05)	$1.06

Weighted average shares outstanding:
Basic	60,044	60,044	60,044
Diluted	62,990	62,990	62,990

The Dress Barn, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended July 26, 2008
	Previously	Convertible
	Reported	Senior Note
	Consolidated	Impact	Consolidated

Net sales	$1,444,165	$—	$1,444,165
Cost of sales, including occupancy and
buying costs (excluding depreciation which is shown separate below)	885,927		885,927
Selling, general and administrative expenses	397,424		397,424
Depreciation and amortization	48,200		48,200
Operating income	112,614	—	112,614

Interest income	7,817		7,817
Interest expense	(4,825)	(4,752)	(9,577)
Other income	512		512
Earnings (loss) before provision for income taxes	116,118	(4,752)	111,366

Provision for income taxes (benefit)	42,030	(1,879)	40,151

Net earnings (loss)	$74,088	$(2,873)	$71,215

Earnings (loss) per share:
Basic	$1.23	$(0.05)	$1.18
Diluted *	$1.15	$(0.04)	$1.10

Weighted average shares outstanding:
Basic	60,102	60,102	60,102
Diluted	64,467	64,467	64,467
*	Amounts do not add across due to rounding.

4.	Investment Securities

The following is a summary of our investment securities as of July 31, 2010 and July 25, 2009:
(Amounts in thousands)	July 31, 2010		July 25, 2009
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$78,188	$77,845	$101,655	$100,975
Auction rate securities	6,900	6,900	4,545	4,545

Trading securities:
Auction rate securities	—	—	6,798	6,798

Total short-term Investment Securities	85,088	84,745	112,998	112,318

Available-for-sale securities long-term:
Auction rate securities	15,833	20,500	30,813	39,900

Total long-term Investment Securities	15,833	20,500	30,813	39,900

Total Investment Securities	$100,921	$105,245	$143,811	$152,218

Our investment securities have been designated as either “available-for-sale” or “trading” as required by the FASB accounting guidance on investment securities.  Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption, “Accumulated other comprehensive (loss) income”. Trading securities are measured at fair market value each period.  The gains or losses due to changes in fair market value during the period are reported as realized gains or losses and are included in our net earnings.  The cost of securities sold is based on the specific identification method.

As of July 31, 2010 and July 25, 2009, our available-for-sale investment securities are comprised of municipal bonds and auction rate securities (“ARS”).  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.  The vast majority of our ARS are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Our net $15.8 million investments in available-for-sale ARS are classified as long-term assets on our Consolidated Balance Sheets because of our inability to determine when our investments in ARS could be sold.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  On occasion an ARS is called by its issuer as was the case during fiscal 2010, when we had $17.0 million of ARS redemptions; additionally, during our first quarter of fiscal 2011, we have had $6.9 million of ARS redemptions.  We determined that the ($4.7) million ARS valuation adjustment for the fifty-three weeks ended July 31, 2010 was not other-than-temporary, and therefore was recorded within the accumulated other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  Management believes that our working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

In November 2008, we accepted a settlement offer whereby UBS would purchase eligible ARS it sold to us prior to February 13, 2008 (“Settlement Agreement”).  Under the terms of a Settlement Agreement, at our option, UBS will purchase eligible ARS from us at par value during the period June 30, 2010 through July 2, 2012.  UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010.  We hold approximately $6.9 million, at par value, of eligible ARS with UBS.  By entering into the Settlement Agreement, we (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS or sell them on our behalf at par anytime after the execution of the Settlement Agreement through July 2, 2012.  We elected to measure the Put Option under the fair value method in accordance with accounting guidance on financial instruments and transferred these long-term ARS from available-for-sale to trading investment securities at market value on our Consolidated Balance Sheets.  During the second half of our fiscal 2010, all the eligible UBS ARS were sold at par through Dutch auctions.

We review our potential impairments in accordance with FASB accounting guidance on investments in debt and equity securities to determine if the classification of the impairment is other-than-temporary.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies assessed a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

We periodically review our investment portfolio to determine if there is an impairment that is other-than-temporary.  In evaluating whether the individual investments in the investment portfolio are not other-than-temporarily impaired, we considered the credit rating of the individual securities, the cause of the impairment of the individual securities and the severity of the impairment of the individual securities.

The estimated fair value and amortized cost of our available-for-sale investment securities and investments on the basis of each investment’s contractual maturities at July 31, 2010 is as follows:

(Amounts in thousands)
Due In	Estimated Fair Value	Amortized Cost
One year or less	$45,418	$45,785
One year through five years	33,780	33,096
Over five years through ten years	1,596	1,579
Over ten years	20,127	24,785
Total	$100,921	$105,245

5.  Measurement of Fair Value

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

The table below provides our disclosure of all financial assets as of July 31, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets.

(Amounts in thousands)	Fair Value Measurements for financial assets as of July 31, 2010
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$78,188	$—	$—	$78,188
Auction rate securities	—	—	22,733	22,733
Subtotal investment securities	78,188	—	22,733	100,921

Total	$78,188	$—	$22,733	$100,921

(Amounts in thousands)	Fair Value Measurements for financial assets as of July 25, 2009
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$101,655	$—	$—	$101,655
Auction rate securities	—	—	35,358	35,358
Trading securities	—	—	6,798	6,798
Subtotal investment securities	101,655	—	42,156	143,811

Put Option	—	—	230	230

Total	$101,655	$—	$42,386	$144,041

As of July 31, 2010, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

Financial assets utilizing Level 3 inputs include ARS and the related Put Option (see Note 4 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Fiscal Year Ended July 31, 2010	Fiscal Year Ended July 25, 2009
Balance at beginning of period	$42,386	$58,459
Realized/Unrealized gain included in earnings *	122	(352)
Change in temporary valuation adjustment included in other comprehensive income (loss)	4,420	(5,771)
Sale of trading securities	(6,798)	—
(Derecognition) / Recognition of Put Option	(352)	230
Redemptions at par	(17,045)	(10,180)
Balance at end of period	$22,733	$42,386

*    Settlement Agreement- See Note 4 for further detail.  Represents the amount of total gains for the period included in earnings relating to assets still held on the fiscal years ended 2010 and 2009.

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

The table below segregates non-financial assets and liabilities as of July 31, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities as of July 31, 2010 are as follows:

(Amounts in thousands) Description	Total	Level 1	Level 2	Level 3	Fiscal 2010 Realized Loss
maurices Studio Y trade name (a)	$13,000	$—	$—	$13,000	$2,000
Long-lived assets held and used (b)	150,857	—	—	150,857	8,720

Total	$163,857	$—	$—	$163,857	$10,720

(a)
During the first quarter of fiscal 2010, based on the performance of the Studio Y brand, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y trade name exceeded the fair value on October 24, 2009.  The impairment analysis with respect to the Studio Y trade name used in the Company’s operations required the Company to estimate the fair value of the tradename as of the assessment date.  Such determination was made using "relief from royalty" valuation method.  Inputs to the valuation model included:

•	Future revenue and profitability projections associated with the tradename;
•
Estimated market royalty rates that could be derived from the licensing of the tradename to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradename; and

•	A rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the cash flows.

As a result of the impairment analysis, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses (see Note 8 for further detail).

(b)
The impairment charges are primarily triggered by a decline in revenues and profitability of the respective stores.  The impairment analysis related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon the store’s past performance and expected future performance based on economic and market conditions.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

6.  Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	July 31, 2010		July 25, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$240,641	$240,641	$240,763	$240,763
Restricted Cash (a)	1,355	1,355	—	—
Short-Term Investment Securities (b)	85,088	85,088	112,998	112,998
Long-Term Investment Securities (b)	15,833	15,833	30,813	30,813
Put Option (b)	—	—	230	230

Liabilities:
2.5% Convertible Senior Notes (c)	—	—	176,094	101,354
5.33% mortgage note, due July 2023 (d)	23,282	25,916	22,061	27,263
Other long-term debt (e)	122	122	146	146

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.
(b)	For more information on our investment securities and Put Option, refer to Note 4 and Note 5.
(c)
Effective on January 22, 2010, we completed a tender offer for all of the outstanding Notes.  Fair value as of July 25, 2009 is based on PORTAL (Private Offering Resale and Trading through Automated Linkage).  Refer to Note 3 and Note 9 for further detail.

(d)	The fair value of the mortgage note is based on the net present value of cash flows at estimated current interest rates that we could obtain for a similar borrowing.
(e)	The carrying amount of the other long-term debt approximates fair value.

7.  Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	July 31, 2010	July 25, 2009

Property and Equipment:
Land	$15,631	$6,131
Buildings	74,415	53,625
Leasehold Improvements	278,864	174,772
Furniture, Fixtures and Equipment	268,933	215,350
Information Technology	144,752	88,222
Construction in Progress	24,547	17,985
	807,142	556,085

Less accumulated depreciation and amortization	(329,056)	(278,172)

Property and equipment, net	$478,086	$277,913

The increase in property and equipment is primarily due to the Justice Merger which was consummated on November 25, 2009.  See Note 2 for further detail.

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to undiscounted projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss to write down the cost of the asset group to its fair value.  As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $10.7 million (of which $8.7 million relates to fixed assets and $2.0 million relates to intangible assets) during the fiscal year July 31, 2010, $8.3 million (of which $6.3 million relates to fixed assets and $2.0 million relates to intangible assets) during the fiscal year ended July 25, 2009 and $4.1 million (relates to fixed assets) during the fiscal year ended July 26, 2008 in our Consolidated Statements of Operations (see Note 8 for further detail).

8. Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Merger with Tween Brands, Inc.  We accounted for the merger in accordance with FASB accounting guidance and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  Goodwill amortization for this transaction is not deductible for tax purposes.  In conjunction with the Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

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

We became a majority owner of an equity investment in the first quarter of fiscal 2009.  We began consolidating the subsidiary’s financial results with our financials in the first quarter of fiscal 2009, which was reflected in goodwill in the amount of $0.7 million.  Pursuant to the transition provisions, we adopted the new FASB accounting guidance on consolidation, related to the accounting for noncontrolling interests in our consolidated financial statements.  We have retroactively adjusted our fiscal 2009 presentation to reflect the noncontrolling interest portion of our equity investment.  Accordingly, we reclassed our prior equity investment adjustment of $0.7 million from goodwill to noncontrolling interest within the equity section.  See Note 3 for further detail.

The following analysis details the changes in goodwill for each reportable segment during the fiscal year ended July 31, 2010:

(Amounts in thousands)	maurices	Justice	Total

Balance at July 25, 2009	$130,656	$—	$130,656

Justice Merger	—	99,005	99,005

Balance at July 31, 2010	$130,656	$99,005	$229,661

In accordance with the FASB accounting guidance on goodwill and intangible assets, the amortization of goodwill and indefinite-life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually in our fiscal month of June or whenever we identify certain triggering events that may indicate impairment.  We assess the fair value of our indefinite-lived intangible assets, such as trade names and franchise rights, using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset if we were to license the use of the assets.  An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.  We considered whether specific impairment indicators were present, such as plans to abandon (for which there were no such plans).  There were no cumulative goodwill losses to date.

Other identifiable intangible assets consist of customer relationships and proprietary software technology and defensive intangible assets related to a certain trademark.  Owned trade names and franchise rights were determined to have an indefinite life and therefore are not amortized.  Customer relationships, proprietary technology and defensive assets constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives on a straight line basis.  A fair value was not assigned to the customer relationships from the Justice Merger because under the valuation analysis income approach the value of the customer loyalty and the resulting relationship was offset by the costs associated with the asset.

We also acquired favorable leases of $7.0 million classified in the long-term section under “Other Assets” in our balance sheet.  Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.

During fiscal 2010, we performed an interim impairment analysis and concluded that the book value of the maurices’ Studio Y trade name exceeded the fair value.  As a result, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses in the first quarter of fiscal 2010.  For testing purposes, the fair value was estimated based on projections of future years’ operating results and associated cash flows.

Other intangible assets were comprised of the following as of July 31, 2010:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$89,000	$—	$89,000
maurices Studio Y Trade Name	Indefinite	—	13,000	—	13,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	1 year	2,200	(1,755)	445
maurices Proprietary Technology	5 years	—	3,165	(3,165)	—

Justice Limited Too Trade Name (c)	7 years	6 years	1,600	(152)	1,448
Justice Proprietary Software Technology (d)	6 years	5 years	4,800	(565)	4,235
Total			$191,265	$(5,637)	$185,628

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

Other intangible assets were comprised of the following as of July 25, 2009:
(Amounts in thousands)
Description	Expected Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
maurices:
Customer Relationship	7 years	$2,200	$(1,440)	$760
Proprietary Technology	5 years	3,298	(3,126)	172
Studio Y Trade Name	Indefinite	15,000	—	15,000
Trade Names	Indefinite	89,000	—	89,000
Total		$109,498	$(4,566)	$104,932

Based on our customer relationship, proprietary technology and Limited Too Trade Name balances as of July 31, 2010, we expect the related amortization expense for the remainder fiscal 2011 to be approximately $1.4 million, $1.2 million in fiscal 2012, $1.1 million in fiscal 2013, $1.1 million in fiscal 2014, $1.1 million in fiscal 2015 and $0.3 million in fiscal 2016.

9. Debt

Debt consists of the following:
	July 31,	July 25,
(Amounts in thousands)	2010	2009
5.33% mortgage note, due July 2023	$25,916	$27,263
2.5% Convertible Senior Notes	—	101,354
Other	122	146
	$26,038	$128,763

Less: current portion	(1,421)	(102,701)
Total long-term debt	$24,617	$26,062

Mortgage Note

In connection with the purchase of our Suffern facility, Dunnigan Realty, LLC, in July 2003, we borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is our dressbarn’s corporate offices and distribution center.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  In connection with the Mortgage, we paid approximately $1.7 million in debt issuance costs.  These costs were deferred and included in “Other Assets” on our Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.  Our monthly mortgage payment amount is $0.2 million.

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

Revolving Credit Agreement

On November 25, 2009, we entered into a $200 million revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  The Credit Agreement replaced the Company’s prior $100 million five-year credit facility entered into on December 21, 2005.  The prior facility was scheduled to expire on December 21, 2010, but was terminated concurrently with the Credit Agreement becoming effective on November 25, 2009.  We did not incur any early termination penalties in connection with the termination of the prior facility.

The Credit Agreement provides for an asset based senior secured revolving credit facility up to $200 million based on certain asset values and matures on November 25, 2013.  The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business, for capital expenditures and for general corporate purposes.  The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit.  The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement.  There are currently no borrowings outstanding under the Credit Agreement.  Letters of credit totaling $36.7 million that were outstanding under the prior facility at November 25, 2009 were treated as letters of credit under the Credit Agreement for the same amount.

The Credit Agreement contains customary representations, warranties and affirmative covenants including a fixed charge coverage ratio.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”).  As collateral security under the Credit Agreement and the guarantees thereof, the Company and our Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory, but excluding real estate.  The 2009 Credit Agreement costs were $4.4 million and the related amortization of the deferred issuance costs were for $0.7 million for fiscal 2010.

As of July 31, 2010, we had $37.8 million of outstanding letters of credit, of which $12.0 million was issued by one of our banks and $25.8 million are private label letters of credit secured by the Company’s assets.  The bank letter of credit fees were $1.0 million for the fiscal year ended July 31, 2010, $0.2 million for the fiscal year ended July 25, 2009, and $0.3 million for the fiscal year ended July 26, 2008.

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, is as follows: $1.4 million, $1.5 million, $1.6 million, $1.7 million, $1.8 million and $18.0 million, respectively.

Interest charges relating to the above debt were approximately $2.9 million for the fiscal year ended July 31, 2010, $4.4 million for the fiscal year ended July 25, 2009, and $4.4 million for the fiscal year ended July 26, 2008.  The decrease in interest charges in the current year was related to the Tender Offer for all the Convertible Senior Notes completed on January 27, 2010.

10.  Accumulated Other Comprehensive (loss) income

Accumulated Other Comprehensive (loss) income (“AOCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as AOCI in shareholders’ equity.  See Note 4 for additional information.

Accumulated other comprehensive (loss) income, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 31, 2010	July 25, 2009

Unrealized gain / (loss) on short-term investments securities, net of taxes	$343	$680
Unrealized gain / (loss) on auction rate securities, net of taxes	(4,667)	(9,087)
Accumulated other comprehensive (loss) income	$(4,324)	$(8,407)

11. Share Repurchase Program

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

During fiscal 2010, we purchased 1.6 million shares at an average price of $24.48 equaling $37.9 million.  The total stock purchases that have been made under the 2007 Program are 2.1 million shares at an aggregate purchase price of approximately $42.6 million, resulting in a remaining authorized balance of $57.4 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2010 Program replaces the 2007 Program which had a remaining authorization of $57.4 million.

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

	Fiscal Year Ended
(Amounts in thousands, except earnings per share)	July 31,	July 25,	July 26,
	2010	2009	2008

Net earnings	$133,378	$66,572	$71,215

Weighted-average shares outstanding during period on which basic earnings per share is calculated	72,194	60,044	60,102

Net effect of dilutive stock options, other equity awards, and convertible securities based on the treasury stock method using the average market price	4,803	2,946	4,365

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	76,997	62,990	64,467

Earnings per share:
Basic	$1.85	$1.11	$1.18
Diluted	$1.73	$1.06	$1.10

During the second quarter ended January 23, 2010, we sold all of our convertible senior notes through a tender offer.  The Convertible Senior Notes were dilutive to earnings per share for the fiscal years ended July 25, 2009 and July 26, 2008, as a result of our average stock price being greater than the conversion price of the Notes.  In accordance with FASB accounting guidance, the number of additional shares related to the dilutive effect of the Convertible Senior Notes was approximately 1,660,000 shares for fiscal 2009 and approximately 2,866,000 shares for fiscal 2008.  The dilutive effect of the Convertible Senior Notes in fiscal 2009 was lower since it is directly related to the lower average market price of fiscal 2009.

The Notes were fully redeemed as of January 27, 2010, the effective date of the Offer and, therefore, the 6.2 million shares issued upon the debt extinguishment are now included in the outstanding shares from that date.  See Notes 3 and 9 for further details.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
(Amounts in thousands)	July 31,	July 25,	July 26,
	2010	2009	2008

Shares excluded from calculation of diluted earnings per share	1,723	3,088	1,761

13. Employee Benefit Plans

We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees.  We also sponsor an Executive Retirement Plan (“ERP Plan”) for certain officers and key executives.  Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral.  During fiscal 2010, 2009 and 2008, we incurred expenses of approximately $5.3 million, $2.2 million and $2.9 million, respectively, relating to the contributions to and administration of the above plans.  These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1.

The ERP Plan is a non-qualified deferred compensation plan.  The purpose of the ERP Plan is to attract and retain a select group of management or highly compensated employees and to provide them an opportunity to defer compensation on a pre-tax basis above IRS limitations.  ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution.  Unlike a qualified plan, Dress Barn, Inc. is not required to fund the benefits payable under the Plan.

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  Dress Barn, Inc. may make a matching contribution to the ERP Plan in the amount of 80% to 100% matching contributions on the first 5% of base salary and bonus deferrals.  Such amounts were $1.0 million in fiscal 2010, $0.6 million in fiscal 2009 and $0.7 million in fiscal 2008.  There are 27 reference investment fund elections currently offered in the ERP Plan.  As of July 31, 2010 and July 25, 2009 our ERP liability was $31.9 million and $25.8 million, respectively.  As a result of stock market appreciation and depreciation related to the reference investments of the participant, we record charges (benefits) in our Consolidated Statement of Operations related to this plan.  The nature of such a plan has the potential to create volatility in our Consolidated Statement of Operations.

We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  We do not provide any additional postretirement benefits.

14. Income Taxes

As a result of the Merger with Tween Brands discussed in Note 2, we recorded a $13.2 million current deferred tax asset and $9.2 million non-current deferred tax liability in purchase accounting.  In addition, as a result of the extinguishment of the Notes discussed in Note 9, we reduced our current deferred tax liabilities by $14.6 million, reduced our current taxes payable by $0.2 million and correspondingly increased our additional paid in capital by $14.8 million.

Effective with the completion of the Merger with Tween Brands on November 25, 2009, the Tween Brands federal consolidated group ceased to exist and the companies acquired as a result of the Merger joined Dress Barn’s federal consolidated group.  Due to the Merger, we now have foreign operations and will now provide taxes for certain foreign jurisdictions.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 25, 2009 for the Dress Barn consolidated group and the tax period ended February 3, 2007 through January 31, 2009 for the Tween Brands consolidated group.  Tax periods for state jurisdictions that remain subject to examination include the tax period ended July 30, 2005 through the tax period ended July 25, 2009, with few exceptions for the Dress Barn consolidated group and for the Tween Brands consolidated group periods ended January 28, 2006 through January 31, 2009.  The audit by the Internal Revenue Service of The Dress Barn federal tax return for the fiscal period ended July 29, 2006 was concluded in the 4th quarter, with the exception of two issues which the Company plans to appeal.  The Company believes that adequate reserves have been provided for the resolution of these matters.   Earlier years related to certain foreign jurisdictions remain subject to examination.

The components of the provision for income taxes were as follows:

	Fiscal Year Ended
(Amounts in thousands)	July 31,	July 25,	July 26,
	2010	2009	2008
Federal:
Current	$55,825	$28,166	$26,407
Deferred	5,440	(35)	10,536
	61,265	28,131	36,943
State:
Current	9,933	5,807	5,625
Deferred	1,523	974	(2,417)
	11,456	6,781	3,208
Foreign:
Current	3,320	—	—
Deferred	(71)	—	—
	3,249	—	—

Provision for income taxes	$75,970	$34,912	$40,151

Significant components of our deferred tax assets and liabilities were as follows:

(Amounts in thousands)	July 31,	July 25,
	2010	2009
Deferred tax assets:
Inventory capitalization and inventory-related items	$9,266	$5,558
Capital loss carryover and unrealized losses	2,997	4,680
Accrued payroll & benefits	23,990	17,159
Share-based compensation	8,213	6,873
Straight-line rent	49,094	10,706
Federal benefit of uncertain tax positions	12,312	9,818
Other items	8,269	6,231
Total deferred tax assets	114,141	61,025
Deferred tax liabilities:
Depreciation	39,411	10,798
Intangibles	61,628	26,788
Interest	—	16,200
Other items	7,818	6,089
Total deferred tax liabilities	108,857	59,875
Valuation allowance	(4,178)	(5,464)
Net deferred tax assets (liabilities)	$1,106	$(4,314)

The fiscal 2010 total net deferred tax asset is presented on our Consolidated Balance Sheet as a current asset of $21.4 million and as a long-term liability of $20.3 million.  The fiscal 2009 total net deferred tax liability is presented on our Consolidated Balance Sheet as a long-term asset of $3.1 million and as a current liability of $7.4 million.

The Company has provided the additional U.S. taxes required to permit the future repatriation of its undistributed foreign earnings without any additional tax cost.  Future changes to the Company’s international business operations might cause Management to change its assertion in regard to some portion of these foreign earnings resulting in a reversal of the federal deferred tax liability previously established.

In prior years, the Company assessed its ability to utilize its capital loss carryovers, as well as its ability to realize the benefit of unrealized losses sustained in the current period, and concluded that a valuation allowance is required against the related deferred tax assets.  During the current year, the Company recorded a decrease in the valuation allowance of $1.3 million, primarily due to a decrease in the deferred tax asset for unrealized losses on investments.  The valuation allowance had a balance of $4.2 million at July 31, 2010 and $5.5 million at July 25, 2009.

The classification of deferred tax assets and deferred tax liabilities were as follows:

(Amounts in thousands)	July 31, 2010	July 25, 2009
Total current deferred tax assets	$28,146	$14,884
Total non-current deferred tax assets	39,827	40,677
Total deferred tax assets	$67,973	$55,561

Total current deferred tax liabilities	$6,746	$22,289
Total non-current deferred tax liabilities	60,121	37,586
Total deferred tax liabilities	$66,867	$59,875

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate applicable to earnings before income taxes:

	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008
Statutory tax rate	35.0%	35.0%	35.0%
State taxes – net of federal benefit	3.6%	4.1%	4.2%
Tax-exempt interest	(0.3)%	(1.2)%	(2.0)%
Net change in the ASC 740-10 (FIN 48) Reserve	(2.1)%	(4.8)%	(4.2)%
Valuation allowance – capital losses	0.1%	0.7%	0.9%
Non-deductible acquisition costs	0.3%	0.4%	—
Charity excess deduction for tax	(0.4)%	—	—
Other – net	0.1%	0.2%	2.2%
Effective tax rate	36.3%	34.4%	36.1%

We adopted Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on July 29, 2007 and as of the adoption date, we had recorded unrecognized tax benefits of $27.2 million, of which $19.4 million, if recognized, would affect the effective tax rate.

We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of July 31, 2010, our gross unrecognized tax benefits were $23.9 million, including accrued interest and penalties of $4.6 million.  As a result of the Merger with Tween Brands, $9.2 million of gross unrecognized tax benefits were recorded in purchase accounting, including $1.6 million attributable to interest and penalties.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $12.1 million.  The liability as of July 31, 2010 of $23.9 million includes accrued interest of $3.5 million and penalties of $1.1 million.  Excluding the amounts recorded in purchase accounting, discussed above, we recognized a tax benefit of $1.5 million attributable to interest and tax benefit of $0.6 million attributable to penalties for a total benefit of $2.1 million during the year ended July 31, 2010.

The change in the Company’s unrecognized tax liability during the fiscal year ended July 31, 2010, excluding interest and penalties, was affected by three significant events; a reduction of $2.7 million from a change in the method of accounting for recognition of certain revenues for tax purposes from an unacceptable method to an acceptable method, a reduction in the liability of $4.8 million because of the resolution of certain other tax positions and an increase of $7.6 million in the liability from uncertain tax positions assumed in the merger with Justice.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax liability excluding interest and penalties is as follows:

	July 31, 2010	July 25, 2009	July 26, 2008
Gross liability for unrecognized tax benefit	$18.1	$14.0	$20.2
Increase related to acquisition	7.6	—	—
Increases related to tax positions in prior years	1.1	11.9	1.0
Decreases related to tax positions in prior years	(8.0)	(6.9)	(5.2)
Decreases related to settlements	(3.6)	(0.2)	(0.9)
Decreases related to lapse in statute of limitations	(0.5)	(2.2)	(1.9)
Increases related to current year tax positions	4.6	1.5	0.8
Gross liability for unrecognized tax benefit	$19.3	$18.1	$14.0

We believe it is reasonably possible that there will be a $4.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

15. Commitments and Contingencies

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

The operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 31, 2010.  The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under our operating leases.  In the majority of our operating leases, CAM charges are not fixed and can fluctuate from year to year.  Total CAM charges and real estate taxes for fiscal 2010, 2009 and fiscal 2008 were $59.8 million, $44.7 million and $41.8 million, respectively.

A summary of occupancy costs follows:

	Fiscal Year Ended
(Amounts in thousands)	July 31, 2010	July 25, 2009	July 26, 2008

Base rentals	$212,139	$143,697	$137,398
Percentage rentals	9,415	3,465	3,260
Other occupancy costs	69,842	49,131	46,174
	291,396	196,293	186,832
Less: Rental income from third parties	(1,811)	(1,813)	(1,821)
Total	$289,585	$194,480	$185,011

The following is a schedule of future minimum rentals under noncancelable operating leases as of July 31, 2010,
(amounts in thousands):

Fiscal Year	Total
2011	$235,297
2012	206,494
2013	173,355
2014	144,061
2015	117,433
Subsequent years	249,221
Total future minimum rentals	$1,125,861

Although we have the ability to cancel certain leases if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with related parties

We lease two stores from our Chairman or related trusts.  Future minimum rentals under leases with such related parties which extend beyond July 31, 2010, included in the above schedule, are approximately $337,000 annually and in the aggregate $1.1 million.  The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts.  Rent expense for fiscal years 2010, 2009 and 2008 under these leases amounted to approximately $386,000, $337,000 and $332,000, respectively.

Contractual obligations and commercial commitments

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

Legal Matters

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  In September 2010, the parties agreed to a tentative settlement of this wage and hour lawsuit.  The settlement is subject to preliminary court approval, notice to the purported class members, and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted preliminary approval of the settlement on July 9, 2010.  The final court approval hearing is scheduled for December 10, 2010.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

16. Share-Based Compensation Plans

Our 2001 Stock Incentive Plan (the “2001 Plan”) provides for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of six million shares to be available for issuance (for a total of 12 million, after giving effect to a 2-for-1 stock split payable March 31, 2006) under the 2001 Plan.  As of July 31, 2010, there were approximately 2.4 million shares under the 2001 Plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.  Refer to the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for new shares of common stock issued in fiscal 2010, fiscal 2009 and fiscal 2008.

Stock option awards outstanding under our current plans have primarily been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  During the fiscal year ended July 31, 2010, July 25, 2009 and July 26, 2008, we recognized approximately $7.9 million, $6.3 million and $5.3 million, respectively, in share-based compensation expense related to stock options.  As of July 31, 2010, there was $18.1 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.  The total intrinsic value of options exercised during fiscal 2010 was approximately $20.3 million, fiscal 2009 were approximately $3.2 million, and during fiscal 2008 was approximately $1.6 million.  The total fair value of options that vested during fiscal 2010, fiscal 2009 and fiscal 2008, was approximately $6.4 million, $5.0 million, and $5.4 million, respectively.

The following table summarizes the activities in all Stock Option Plans and changes during each of the fiscal years presented:

	Fiscal Year Ended
	July 31, 2010		July 25, 2009		July 26, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding – beginning of year	7,192,103	$12.20	5,850,968	$11.05	5,677,329	$10.35
Granted	1,393,013	20.14	1,807,505	14.98	663,800	16.73
Cancelled	(226,755)	17.21	(85,950)	15.73	(265,450)	13.42
Exercised	(1,638,351)	9.15	(380,420)	6.98	(224,711)	7.19

Outstanding end of year	6,720,010	$14.42	7,192,103	$12.20	5,850,968	$11.05

Options exercisable at year-end	3,145,045	$11.39	3,647,636	$9.68	3,108,018	$8.45
Weighted-average fair value of options granted during the year		$8.14		$5.73		$6.63

At July 31, 2010, we had 6,473,605 options vested and expected to vest with an aggregate intrinsic value of $68.1 million and a weighted-average remaining contractual term of 6.3 years.  At July 25, 2009, we had 6,867,663 options vested and expected to vest with an aggregate intrinsic value of $28.0 million and a weighted-average remaining contractual term of 6.1 years.  At July 26, 2008, we had 5,609,267 options vested and expected to vest with an aggregate intrinsic value of $28.2 million and a weighted-average remaining contractual term of 6.1 years.

The options exercisable at July 31, 2010 have an aggregate intrinsic value of $41.8 million and a weighted average contractual term of 4.5 years.

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

The fair value of restricted stock awards is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of July 31, 2010, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.  Compensation expense recognized for restricted stock awards during the fiscal years ended July 31, 2010, July 25, 2009 and July 26, 2008 was $2.4 million, $0.3 million and $1.3 million, respectively.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2010, 2009 and 2008:

	Fiscal Year Ended
	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards, beginning of year	111,581	$16.53	140,524	$16.12	137,167	$13.59
Granted	191,704	20.36	26,000	14.12	54,573	19.56
Vested	(107,369)	17.64	(51,943)	14.34	(48,816)	12.59
Forfeited	(5,179)	21.63	(3,000)	14.39	(2,400)	22.12
Restricted stock awards, end of year	190,737	$19.62	111,581	$16.53	140,524	$16.12

During fiscal 2007, we established a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of performance-based restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts over specified valuation periods.  As of July 31, 2010, all compensation cost for the restricted shares issued for the fiscal 2007 valuation period had been recognized.  During the fiscal years ended July 31, 2010, July 25, 2009 and July 26, 2008, we recognized ($0.3) million, ($0.1) million and $0.9 million of compensation expense relating to certain existing LTIP valuation periods.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	July 31, 2010	July 25, 2009	July 26, 2008

Weighted average risk-free interest rate	2.2%	2.6%	4.1%
Weighted average expected life (years)	3.9	4.9	4.8
Expected volatility of the market price of our common stock	47.6%	40.5%	39.5%
Expected dividend yield	0%	0%	0%

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

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the fiscal years ended July 31, 2010, July 25, 2009 and July 26, 2008 excess tax benefits realized from the exercise of stock options was $5.8 million, $0.9 million and $0.4 million, respectively.

17. Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail and outlet operations of our dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Our Justice brand revenue from E-commerce is approximately 4.0% of our annual net sales and revenue from licensing revenue is less than 1.0% of our annual net sales.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Consolidated Statements of Operations and Cash Flow Data:

(Amounts in millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales
dressbarn	$982.0	$906.2	$887.6
maurices	680.7	588.0	556.6
Justice *	711.9	—	—
Consolidated net sales	$2,374.6	$1,494.2	$1,444.2

Operating income
dressbarn	$59.8	$44.9	$42.8
maurices	93.0	60.1	69.8
Justice *	64.7	—	—
Consolidated operating income	217.5	105.0	112.6
Loss on debt extinguishment	(5.8)	—	—
Interest income	2.3	5.4	7.8
Interest expense	(6.6)	(10.0)	(9.5)
Other income	2.0	1.1	0.5
Earnings before provision for income taxes	$209.4	$101.5	$111.4

Depreciation and amortization
dressbarn	$27.1	$28.0	$27.8
maurices	20.8	20.5	20.4
Justice *	23.7	—	—
Consolidated depreciation and amortization	$71.6	$48.5	$48.2

Capital expenditures
dressbarn	$24.7	$27.3	$34.4
maurices	28.0	31.1	31.7
Justice *	12.5	—	—
Consolidated capital expenditures	$65.2	$58.4	$66.1

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

The information regarding total assets by segment as of July 25, 2009 has been restated to correct an error in classification of certain assets, primarily maurices goodwill and intangible assets.  Such assets were previously included in the dressbarn segment assets and should have been classified as part of the maurices segment assets.  As a result, maurices assets increased by $220.8 million from amounts originally reported and dressbarn assets decreased by a corresponding amount as of July 25, 2009.  Consolidated assets were unaffected by this reclassification.  The amounts reported in Note 8 related to goodwill and intangible assets of maurices were also unaffected by this reclassification of segment assets.

(continued)

Consolidated Balance Sheets Data:

(Amounts in millions)	July 31, 2010	July 25, 2009
Total assets
dressbarn	$604.5	$725.7
maurices	447.3	403.5
Justice *	602.3	—
Consolidated assets	$1,654.1	$1,129.2

Merchandise inventories
dressbarn	$129.6	$126.1
maurices	75.6	67.9
Justice *	115.1	—
Consolidated merchandise inventories	$320.3	$194.0

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to the prior reporting period is not presented.

18. Quarterly Results of Operations (UNAUDITED)

(Amounts in thousands, except per share data)
Fiscal Year Ended July 31, 2010 (1)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(2), (4)	(2), (4)	(2), (4)
Net sales	$710,865	$665,497	$594,120	$404,089
Cost of sales, including occupancy and buying costs
(excluding depreciation)	419,484	373,874	361,617	240,292
Income tax expense	(3) 18,136	29,060	13,929	14,845
Net earnings	42,011	48,007	21,688	21,672

Earnings per share
Basic	$0.53	$0.60	$0.32	$0.36
Diluted	$0.52	$0.59	$0.28	$0.33

Fiscal Year Ended July 25, 2009 (1), (5)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$398,928	$375,709	$343,201	$376,398
Cost of sales, including occupancy and buying costs
(excluding depreciation)	237,994	220,642	230,516	229,198
Income tax expense/ (benefit)	8,046	15,469	(1,160)	12,557
Net earnings/ (loss)	25,621	23,061	(1,836)	19,726

Earnings/ (loss) per share
Basic	$0.43	$0.38	$(0.03)	$0.33
Diluted	$0.40	$0.37	$(0.03)	$0.30

(1)  Fiscal 2010 consists of 53 weeks.  All other fiscal years presented consisted of 52 weeks.
(2)  Merger with Justice in November 2009, refer to Note 2.
(3)  The income tax provision for fiscal 2010 was favorably impacted by the reversal of approximately $4.8 million of uncertain tax positions, refer to Note 14.
(4)  Tender Offer of Convertible Senior Notes, refer to Note 9
(5)  Prior year amounts have been revised to reflect the retrospective application of adopting a new accounting pronouncement relating to convertible debt and the prospective application of the new accounting pronouncement relating to non-controlling interest, refer to Note 3.

19. Subsequent Events

Corporate Reorganization and Potential Corporate Name Change

We are currently planning a potential corporate reorganization and name change. In our planned reorganization, each of our dressbarn, maurices and Justice brands would become subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., or Ascena, and Dress Barn shareholders would become stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  The reorganization generally would be tax-free for Dress Barn shareholders.  Shareholders of record on October 8, 2010 will be entitled to attend and vote at the annual meeting to approve the reorganization, which will be more fully described in the proxy statement/prospectus relating to the meeting.

Upon completion of the reorganization, Ascena would, in effect, replace the present company as the publicly held corporation.  Ascena through its subsidiaries would continue to conduct all of the operations currently conducted by Dress Barn and its subsidiaries, and the directors and executive officers of Dress Barn prior to the reorganization would be the same as the directors and executive officers of Ascena following the reorganization.  The shares of Ascena common stock are expected to trade on the NASDAQ Global Select Market under the ticker symbol “ASNA”.

The Board of Directors and management of Dress Barn, Inc. believe that implementing the holding company structure will provide the company with strategic, operational and financing flexibility, and incorporating the new holding company in Delaware will allow the company to take advantage of the flexibility, predictability and responsiveness that Delaware corporate law provides.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8)

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9)

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10)

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)

10.9	Amendment Number One to 162(m) Executive Bonus Plan	(11)

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(12)

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(13)

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(12)

10.13	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(14)

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(15)

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(16)

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(17)

10.17	Executive Severance Plan dated as of March 3, 2010	(18)

10.18	Credit Agreement dated as of November 25, 2009	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

References as follows:
(1)
The Company’s Report on Form 8-K filed June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex A to the Company’s Proxy Statement, filed November 5, 2008.

(3)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2008 (Exhibit 3.4).

(4)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2-82916) declared effective May 4, 1983 (Exhibits 4 and 10(l)).

(5)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(xx), 10(mm) and 14).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	The Company's Proxy Statement, filed October 31, 2005 (Annex A and Annex B).

(11)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2009 (Exhibit 10.9).

(12)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(13)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(14)	The Company's Quarterly Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(15)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(16)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(17)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(18)	The Company's Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(19)	The Company’s Report on Form 8-K filed November 30, 2010 (Exhibit 99.1).