Form 10-K/A
period 2010-07-31
DRESS BARN INC
filed 2010-11-10
CIK 717724

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

EXPLANATORY NOTE

On October 22, 2010, we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (“Fiscal 2010”), which we filed with the Securities and Exchange Commission on September 24, 2010 (the “Original Report”). The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the following:

°
Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities. We have included additional disclosure regarding restrictions on our ability to pay dividends.

°
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We have included additional disclosure regarding the financial covenants contained in our revolving credit agreement, our compliance with such covenants, and restrictions on our ability to pay dividends.

°	Item 15.(a)(1). Financial Statements. We have:
	1.	Amended note 2 of our consolidated financial statements to correct immaterial errors in the unaudited pro forma financial information presented for Fiscal 2010, and
2.
Included additional disclosure in a) note 3 of our consolidated financial statements regarding the cumulative effect of the change in accounting principle on periods prior to those presented that was not material to our consolidated financial statements; and b) note 9 of our consolidated financial statements regarding the fair value of the convertible senior notes tendered and what the note holders were entitled to receive and regarding the financial covenants contained in our revolving credit agreement and our compliance with such covenants.

°	Item 15(b). Exhibits. We have refiled Exhibit 10.18 with this Amendment, including all exhibits, schedules, annexes and appendices thereto.

Except as set forth above, the Original Report has not been amended, updated or otherwise modified. This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

THE DRESS BARN, INC.
FORM 10-K/A
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

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future.  However, payment of dividends is within the discretion of our Board of Directors.  Payments of dividends are limited by our revolving credit facility as described in the Liquidity and Capital Resources section of Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

Our Credit Agreement has financial covenants with respect to, among other things, a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants. We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00. As of July 31, 2010, the actual fixed charge coverage ratio was 1.61 to 1.00. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of our business. We were in compliance with all financial covenants contained in the Credit Agreement as of July 31, 2010.

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

Payment of Dividends
Our Credit Agreement does not permit cash dividends but allows us to pay stock dividends, provided that at the time of and immediately after giving effect to the stock dividend, (a) there is no default or event of default, (b) the fixed charge coverage ratio (as defined in the Credit Agreement) is not less than 1.25 to 1.00, and (c) borrowings under the Credit Agreement do not exceed 75% of the total available borrowings (such that availability (as defined in the Credit Agreement) is not less than 25% of the aggregate revolving commitments (as defined in the Credit Agreement)).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2010 of the Company and our report dated September 24, 2010 (November 10, 2010 as to the effects of the restatement discussed in Note 1) expressed an unqualified opinion on those financial statements.

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

ITEM 15.  (b)  LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 10.18 , 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8) *

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9) *

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10) *

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)*

10.9	Amendment Number One to 162(m) Executive Bonus Plan	(11)

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(12) *

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(13) *

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(12) *

10.13	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(14) *

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(15) *

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(16) *

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(17) *

10.17	Executive Severance Plan dated as of March 3, 2010	(18)

10.18	Credit Agreement dated as of November 25, 2009, filed herewith

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

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

The Dress Barn, Inc.

Date: November 10, 2010	by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	November 10, 2010

/s/ DAVID R. JAFFE
David R. Jaffe	Director, President and	November 10, 2010
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Chief Executive Officer, Tween Brands, Inc.	November 10, 2010

/s/ KATE BUGGELN
Kate Buggeln	Director	November 10, 2010

/s/ KLAUS EPPLER
Klaus Eppler	Director	November 10, 2010

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	November 10, 2010

/s/ JOHN USDAN
John Usdan	Director	November 10, 2010

/s/ ARMAND CORREIA
Armand Correia	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2010

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 24, 2010 (November 10, 2010 as to the effects of the restatement discussed in Note 1 )

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

Restatement of Footnote Information

Subsequent to the issuance of our Fiscal 2010 consolidated financial statements, we determined that we needed to correct our footnotes as follows:

1.	Amended note 2 of our consolidated financial statements to correct immaterial errors in the unaudited pro forma financial information presented for Fiscal 2010, and
2.
Included additional disclosure in a) note 3 of our consolidated financial statements regarding the cumulative effect of the change in accounting principle on periods prior to those presented that was not material to our consolidated financial statements; and b) note 9 of our consolidated financial statements regarding the fair value of the convertible senior notes tendered and what the note holders were entitled to receive and regarding the financial covenants contained in our revolving credit agreement and our compliance with such covenants.

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

The following unaudited pro forma information assumes the Justice merger had occurred on July 29, 2007.  The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction actually occurred on July 29, 2007, nor is it indicative of the Company’s future results.

The pro forma net income and earnings per share information for fiscal year ended July 31, 2010 presented in the table below has been restated to correct immaterial errors in such information resulting from errors in the underlying pro forma adjustments. As a result, pro forma net income was adjusted by $4.1 million to $143.1 million; pro forma basic earnings per share was adjusted by $0.06 to $1.88; and pro forma diluted earnings per share was adjusted by $0.05 to $1.77. The amounts reported for Fiscal years ended July 25, 2009 and July 26, 2008 were unaffected by these changes.

(Amounts in thousands, except per share data)
(Unaudited)
	Fiscal Year Ended
	July 31,	July 25,	July 26,
	2010	2009	2008
	(as restated)
Pro forma net sales	$2,697,132	$2,424,808	$2,496,045
Pro forma net income	$143,102	$66,003	$116,867
Pro forma earnings per share:
Basic	$1.88	$0.92	$1.63
Diluted	$1.77	$0.88	$1.53

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

Since our 2.5% Convertible Senior Notes due December 2024 (the “Notes”) were within the scope of this guidance, we adopted this guidance on July 26, 2009, and, accordingly, we adjusted the accompanying Consolidated Balance Sheets and the Consolidated Statement of Operations for the fiscal years 2009, 2008, 2007, and 2006, on a retrospective basis.  Upon adoption, we estimated the fair value, as of the date of issuance, of the Notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount was being accreted to interest expense over the seven-year period to the first put date of the Notes in 2011, resulting in an increase in non-cash interest expense in prior periods.  The cumulative effect of the change in accounting principle on periods prior to those presented and recognized as of the beginning of the first period presented was $6.4 million as of July 28, 2007 and was not material to our consolidated financial statements.  The retrospective application to our Consolidated Statements of Operations resulted in an additional pre-tax non-cash interest expense of approximately $5.2 million, $4.8 million, $4.4 million, and $4.0 million for the fiscal years 2009, 2008, 2007, and 2006, respectively.  The impact on our financial statements resulted in a pre-tax non-cash interest expense was $4.2 million for fiscal 2010.  There is no further impact of this standard since the tender offer extinguished the Notes.  See Note 9 regarding the tender offer for the Notes.

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

Convertible Senior Notes Debt Extinguishment

During the second quarter ended January 23, 2010, we conducted a tender offer for our Convertible Senior Notes (the “Offer”).  All of the outstanding Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer.  Total consideration for the Offer was $273.4 million and was comprised of:  cash of $112.5 million for the face amount of the Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Notes); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  The fair value of the Notes tendered equaled $101.9 million as of January 23, 2010. Each $1,000 Note holder was entitled to receive the following: 1) the $1,000 principal amount of the Note, 2) a $40 inducement for conversion of the Notes, 3) accrued and unpaid interest in the amount of $2.92 and 4) 55.3341 shares of our common stock with a value of $1,389.99 per Note, which based upon the closing price of our common stock on the expiration date of the Offer equated to an aggregate fair value of $2,432.91 per Note. As a result of the Offer, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

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

The Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, among others, as well as customary representations, warranties and affirmative covenants. We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00. As of July 31, 2010, the actual fixed charge coverage ratio was 1.61 to 1.00. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of our business. We were in compliance with all financial covenants as of July 31, 2010.

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

3.1	Amended and Restated Certificate of Incorporation, as approved by shareholders at December 10, 2008 Annual Meeting of Shareholders	(2)

3.2	Amended and Restated By-Laws (as amended through September 18, 2008)	(3)

4	Specimen Common Stock Certificate	(4)

10.1	Purchase and Sale Agreement, dated January 28, 2003, Between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer with respect to 30 Dunnigan Drive, Suffern, NY	(5)

10.2	$34,000,000 mortgage loan from John Hancock Life Insurance Company to Dunnigan Realty, secured by mortgage on 30 Dunnigan Drive, Suffern, NY	(6)

10.3	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:
	10.6.1 Danbury, CT store	(4)
	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.4	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(6)

10.5	The Dress Barn, Inc. 1993 Incentive Stock Option Plan	(8)

10.6	The Dress Barn, Inc. 1995 Stock Option Plan	(9)

10.7	The Dress Barn, Inc. 2001 Stock Incentive Plan (amended and restated effective September 29, 2005)	(10)

10.8	The Dress Barn, Inc. 162(m) Executive Bonus Plan	(10)

10.9	Amendment Number One to 162(m) Executive Bonus Plan	(11)

10.10	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(12)

10.11	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(13)

10.12	Employment Agreement dated May 2, 2002 with David R. Jaffe	(12)

10.13	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(14)

10.14	Employment Agreement dated July 26, 2005 with Gene Wexler	(15)

10.15	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(16)

10.16	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(17)

10.17	Executive Severance Plan dated as of March 3, 2010	(18)

10.18	Credit Agreement dated as of November 25, 2009, filed herewith

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(6)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

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