Form 10-Q
period 2010-10-30
DRESS BARN INC
filed 2010-12-09
CIK 717724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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
Yes ☐  No ☒

The Registrant had 78,774,137 shares of common stock outstanding as of December 1, 2010.

THE DRESS BARN, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 30, 2010
TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	October 30, 2010	July 31, 2010

ASSETS

Current Assets:

Cash and cash equivalents	$249,567	$240,641
Restricted cash	1,360	1,355
Investment securities	115,049	85,088
Merchandise inventories	338,424	320,345
Deferred income taxes	20,775	21,400
Prepaid expenses and other current assets	50,182	47,254
Total Current Assets	775,357	716,083

Property and Equipment, net	475,736	478,086
Other Intangible Assets, net	185,281	185,628
Goodwill	229,661	229,661
Investment Securities	15,919	15,833
Other Assets	28,914	28,828
TOTAL ASSETS	$1,710,868	$1,654,119

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	October 30, 2010	July 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$163,988	$178,722
Accrued salaries, wages and related expenses	47,598	59,692
Other accrued expenses	91,392	89,094
Customer liabilities	27,667	27,455
Income taxes payable	26,335	2,770
Current portion of long-term debt	1,440	1,421
Total Current Liabilities	358,420	359,154

Long-term debt	24,244	24,617
Lease related liabilities	176,069	178,706
Deferred compensation and other long-term liabilities	63,139	56,681
Deferred income taxes	20,908	20,294
Total Liabilities	642,780	639,452

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, par value $0.05 per share:
Authorized - 100,000 shares, Issued and Outstanding - none	—	—
Common stock, par value $0.05 per share: Authorized - 165,000,000 shares
Issued and outstanding - 78,736,603 and 78,538,562 shares, respectively	3,937	3,927
Additional paid-in capital	432,750	427,227
Retained earnings	637,246	589,278
Accumulated other comprehensive (loss)	(4,314)	(4,324)
Total The Dress Barn, Inc. Shareholders’ Equity	1,069,619	1,016,108
Noncontrolling interest	(1,531)	(1,441)
Total Shareholders’ Equity	1,068,088	1,014,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,710,868	$1,654,119

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	October 30, 2010	October 24, 2009

Net sales	$713,279	$404,089
Cost of sales, including occupancy and buying costs (excluding depreciation which is shown separately below)	405,648	240,292
Selling, general and administrative expenses	206,957	113,771
Depreciation and amortization	22,957	12,211
Operating income	77,717	37,815

Interest income	384	715
Interest expense	(665)	(2,560)
Other income	526	547
Earnings before income taxes	77,962	36,517

Provision for income taxes	29,994	14,845

Net earnings	$47,968	$21,672

Earnings per share:
Basic	$0.61	$0.36
Diluted	$0.60	$0.33

Weighted average shares outstanding:
Basic	78,381	60,577
Diluted	80,416	66,503

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Amounts in thousands)

	Thirteen Weeks Ended
	October 30, 2010	October 24, 2009

Operating Activities:

Net earnings	$47,968	$21,672

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,957	12,211
Asset impairments and disposals	1,578	2,294
Deferred taxes	1,239	1,031
Deferred rent and other occupancy costs	(6,864)	(1,381)
Share-based compensation	3,240	1,769
Deferred share-based compensation	836	(386)
Excess tax benefits from share-based compensation	(304)	(2,194)
Amortization of debt issuance costs	301	142
Amortization of convertible senior notes discount	—	1,300
Cash surrender value of life insurance	(648)	(549)
Gift card breakage	(454)	(259)
Other	177	52

Changes in assets and liabilities:
Merchandise inventories	(18,079)	12,843
Prepaid expenses and other current assets	(7,308)	1,769
Other assets	845	(177)
Accounts payable	(14,887)	(25,970)
Accrued salaries, wages and related expenses	(12,094)	(137)
Other accrued expenses	1,470	2,009
Customer liabilities	666	218
Income taxes payable	28,318	8,305
Lease related liabilities	3,531	2,639
Deferred compensation and other long-term liabilities	6,458	1,396
Total adjustments	10,978	16,925

Net cash provided by operating activities	58,946	38,597

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	October 30, 2010	October 24, 2009

Investing Activities:
Cash paid for property and equipment	(20,732)	(12,352)
Redemption of available-for-sale investment securities	29,844	30,139
Purchases of available-for-sale investment securities	(60,176)	(19,174)
Investment in life insurance policies	(54)	(29)
Change in restricted cash	(5)	—
Net cash used in investing activities	(51,123)	(1,416)

Financing Activities:
Repayments of long-term debt	(354)	(336)
Proceeds from employee stock purchase plan purchases	62	55
Excess tax benefits from share-based compensation	304	2,194
Proceeds from stock options exercised	1,091	3,714
Net cash provided by financing activities	1,103	5,627

Net increase in cash and cash equivalents	8,926	42,808
Cash and cash equivalents - beginning of period	240,641	240,763
Cash and cash equivalents - end of period	$249,567	$283,571

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,448	$6,054
Cash paid for interest	$344	$362
Accrual for capital expenditures	$7,209	$6,579

See notes to Condensed Consolidated Financial Statements (Unaudited)

The Dress Barn, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared by The Dress Barn, Inc. and its wholly owned subsidiaries (collectively, “we”, “our”, the “Company”, “Dress Barn” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010 (“our 10-K/A”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 31, 2010 Condensed Consolidated Balance Sheet amounts have been derived from our audited financial statements included in our 10-K/A. References to fiscal 2011 relate to our fiscal year ending July 30, 2011 and references to fiscal 2010 relate to our fiscal year ended July 31, 2010.

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

Revenues from retail sales, net of estimated returns, are recognized at the point of sale upon delivery of the merchandise to the customer and exclude sales taxes.  Direct sales, through our websites and the Justice Catazine, are recorded upon customer receipt. The maurices segment charges its customers a small fee to offset shipping costs to move product from store to store for special order transactions.  Amounts related to shipping and handling, billed to customers as part of a sales transaction, are classified as revenue.  Related shipping and handling costs are reflected in cost of goods sold, buying and occupancy costs.  We record a reserve for estimated product returns when sales are recorded based on historical return trends and are adjusted for known events, as applicable.

The Justice segment earns licensing revenue from its international franchised stores and partner revenue from advertising and other “tween-right” marketing initiatives with partner companies.  International franchise revenue is primarily comprised of the merchandise sales to our international franchisees, payment for marketing materials produced in-house and the royalty payments received in relation to the use of the Justice trade name.  Justice recognizes the revenue when the merchandise has shipped to the international franchises.  Cost of sales is recorded related to the merchandise.  Partner revenue is related to marketing deals with our “tween-right” partners.  We recognize revenue when earned according to the contract terms.

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

2.  Merger with Tween Brands, Inc.

On November 25, 2009, we completed the Merger with Tween Brands, Inc., a Delaware corporation (“Tween Brands”), pursuant to the Agreement and Plan of Merger, dated June 24, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, we are the acquirer, with one of our subsidiaries merging with Tween Brands, Inc. in a stock-for-stock transaction (the “Merger”).  As a result of the Merger, Tween Brands became a wholly owned subsidiary of Dress Barn.  The Merger was approved by the stockholders of Tween Brands at a special meeting of stockholders held on November 25, 2009.  The Merger became effective on November 25, 2009.  We consummated the Merger with Tween Brands for a variety of reasons, including the opportunity to capitalize on the strength of its brand awareness, to leverage the utilization of combined infrastructure and personnel and to expand into the girls age 7 to 12, or “tween”, market.

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

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 12.  We refer to the post-Merger operations of Tween Brands as “Justice”.

The Company accounted for the Merger as a purchase using the accounting standards established by the FASB guidance on business combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, which equaled $99.0 million, was allocated to goodwill (see Note 7).

The following unaudited pro forma information assumes the Justice Merger had occurred on July 25, 2009.  The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction actually occurred on July 25, 2009, nor is it indicative of the Company’s future results.

(Amounts in thousands, except per share data)
(Unaudited)	Quarter ended
October 24,
2009
Pro forma net sales	$663,348
Pro forma net income	$33,796
Pro forma earnings per share:
Basic	$0.47
Diluted	$0.43

The Company’s condensed consolidated financial statements include Justice’s results of operations from November 25, 2009, the effective date of the Merger.  The following are Justice’s results included in our Condensed Consolidated Statements of Operations (Unaudited):

(Amounts in thousands)	Thirteen Weeks Ended
October 30, 2010

Net sales	$290,560
Less:
Cost of sales, including occupancy and buying costs	153,134
Selling, general and administrative expenses	81,006
Depreciation and amortization	10,012

Operating income	$46,408

3.  Recent Accounting Pronouncements

Recently Issued

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic No. 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Early application is permitted.  This aspect of the standard will be effective for the Company for the fiscal year ending July 28, 2012 (Fiscal 2012).  We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

4.	Investment Securities

The following is a summary of our investment securities as of October 30, 2010 and July 31, 2010:

(Amounts in thousands)	October 30, 2010		July 31, 2010
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$115,049	$114,782	$78,188	$77,845
Auction rate securities	—	—	6,900	6,900

Total short-term Investment Securities	115,049	114,782	85,088	84,745

Available-for-sale securities long-term:
Auction rate securities	15,919	20,500	15,833	20,500

Total long-term Investment Securities	15,919	20,500	15,833	20,500

Total Investment Securities	$130,968	$135,282	$100,921	$105,245

Our investment securities have been designated as “available-for-sale” as required by the FASB accounting guidance on investment securities.  Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption, “Accumulated other comprehensive (loss) income”.

As of October 30, 2010 and July 31, 2010, our available-for-sale investment securities are comprised of municipal bonds and auction rate securities (“ARS”).  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.  The vast majority of our ARS are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Our net $15.9 million investments in available-for-sale ARS are classified as long-term assets on our Consolidated Balance Sheets because of our inability to determine when our investments in ARS could be sold.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  On occasion an ARS is called by its issuer, as was the case during the quarter ended October 30, 2010, when we had $6.9 million of ARS redemptions. We determined that the $4.6 million ARS valuation adjustment for the first quarter ended October 30, 2010 was not other-than-temporary, and therefore was recorded within the accumulated other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  Management believes that our working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

We review our potential impairments in accordance with FASB accounting guidance on investments in debt and equity securities to determine if the classification of the impairment is other-than-temporary.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies assessed a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

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

The table below provides our disclosure of all financial assets as of October 30, 2010 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets.

(Amounts in thousands)	Fair Value Measurements for financial assets as of October 30, 2010
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$115,049	$—	$—	$115,049
Auction rate securities	—	—	15,919	15,919
Total	$115,049	$—	$15,919	$130,968

(Amounts in thousands)	Fair Value Measurements for financial assets as of July 31, 2010
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$78,188	$—	$—	$78,188
Auction rate securities	—	—	22,733	22,733
Total	$78,188	$—	$22,733	$100,921

As of October 30, 2010, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

Financial assets utilizing Level 3 inputs include ARS (see Note 4 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Thirteen Weeks Ended October 30, 2010
Balance at July 31, 2010	$22,733
Change in temporary valuation adjustment included in other comprehensive income	86
Redemptions at par	(6,900)
Balance at October 30, 2010	$15,919

Fair Value Measurements of Non-Financial Instruments

The table below segregates non-financial assets and liabilities as of October 30, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities as of October 30, 2010 are as follows:

(Amounts in thousands) Description	Total	Level 1	Level 2	Level 3	13 Week Realized Loss
Long-lived assets held and used (a)	$144,424	$—	$—	$144,424	$1,578

(a)
The impairment charges are primarily triggered by a decline in revenues and profitability of the respective stores.  The impairment analysis related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon the stores’ past performance and expected future performance based on economic and market conditions.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to undiscounted projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss to write down the cost of the asset group to its fair value.  As a result of this evaluation and the closing of certain stores, we recorded an asset impairment and disposal charge of $1.6 million and $0.3 million during the thirteen weeks ended October 30, 2010 and October 24, 2009, respectively, in our Consolidated Statements of Operations.  During the first quarter of fiscal 2010, based on the performance of the Studio Y brand, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value on October 24, 2009.  Therefore, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	October 30, 2010		July 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$249,567	$249,567	$240,641	$240,641
Restricted Cash (a)	1,360	1,360	1,355	1,355
Short-Term Investment Securities (b)	115,049	115,049	85,088	85,088
Long-Term Investment Securities (b)	15,919	15,919	15,833	15,833

Liabilities:
5.33% mortgage note, due July 2023 (c)	25,337	25,568	23,282	25,916
Other long-term debt (d)	116	116	122	122

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.
(b)	For more information on our investment securities, refer to Note 4.
(c)	The fair value of the mortgage note is based on the net present value of cash flows at estimated current interest rates that we could obtain for a similar borrowing.
(d)	The carrying amount of the other long-term debt approximates fair value and such amounts are not material to our consolidated financial statements.

6.  Property and Equipment

Property and equipment consisted of the following:

(Amounts in thousands)	October 30, 2010	July 31, 2010

Property and Equipment:
Land	$15,631	$15,631
Buildings	74,958	74,415
Leasehold Improvements	280,922	278,864
Furniture, Fixtures and Equipment	275,022	268,933
Information Technology	153,639	144,752
Construction in Progress	20,330	24,547
	820,502	807,142

Less accumulated depreciation and amortization	(344,766)	(329,056)

Property and equipment, net	$475,736	$478,086

7. Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Merger with Tween Brands.  We accounted for the Merger in accordance with FASB accounting guidance and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  Goodwill amortization for this transaction is not deductible for tax purposes.  In conjunction with the Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services and rights to the “Limited Too” trade name.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

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

Other identifiable intangible assets consist of customer relationships and proprietary software technology and defensive intangible assets related to a certain trademark.  Owned trade names and franchise rights were determined to have an indefinite life and therefore are not amortized.  Customer relationships, proprietary technology and defensive assets constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives on a straight line basis.  A fair value was not assigned to the customer relationships acquired in connection with the Justice Merger because under the valuation analysis income approach the value of the customer loyalty and the resulting relationship was offset by the costs associated with the asset.

As part of the Justice Merger, we also acquired favorable leases of $7.0 million classified in the long-term section under “Other Assets” in our balance sheet.  Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.

Other intangible assets were comprised of the following as of October 30, 2010:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$89,000	$—	$89,000
maurices Studio Y Trade Name	Indefinite	—	13,000	—	13,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	1 year	2,200	(1,833)	367
maurices Proprietary Technology	5 years	—	1,814	(1,814)	—

Justice Limited Too Trade Name (c)	7 years	6 years	1,600	(210)	1,390
Justice Proprietary Software Technology (d)	6 years	5 years	4,800	(776)	4,024
Total			$189,914	$(4,633)	$185,281

Other intangible assets were comprised of the following as of July 31, 2010:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$89,000	$—	$89,000
maurices Studio Y Trade Name	Indefinite	—	13,000	—	13,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	1 year	2,200	(1,755)	445
maurices Proprietary Technology	5 years	—	3,165	(3,165)	—

Justice Limited Too Trade Name (c)	7 years	6 years	1,600	(152)	1,448
Justice Proprietary Software Technology (d)	6 years	5 years	4,800	(565)	4,235
Total			$191,265	$(5,637)	$185,628

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

Based on our customer relationship, proprietary technology and Limited Too Trade Name balances as of October 30, 2010, we expect the related amortization expense for the remainder fiscal 2011 to be approximately $1.0 million, $1.2 million in fiscal 2012, $1.1 million in fiscal 2013, $1.1 million in fiscal 2014 and $1.1 million in fiscal 2015.

8. Debt

Debt consists of the following:
(Amounts in thousands)	October 30, 2010	July 31, 2010
5.33% mortgage note, due July 2023	$25,568	$25,916
Other	116	122
	25,684	26,038
Less: current portion	(1,440)	(1,421)
Total long-term debt	$24,244	$24,617

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, is as follows: $1.4 million, $1.5 million, $1.6 million, $1.7 million, $1.8 million and $17.7 million, respectively.

Mortgage Note

In connection with the purchase of our Suffern facility, in July 2003, Dunnigan Realty, LLC borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is dressbarn’s corporate offices and distribution center.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  In connection with the Mortgage, we paid approximately $1.7 million in debt issuance costs.  These costs were deferred and included in “Other Assets” on our Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.  Our monthly mortgage payment amount is $0.2 million.

Convertible Senior Notes Debt Extinguishment

During the second quarter of fiscal year 2010 ended January 23, 2010, we conducted a tender offer for our Convertible Senior Notes (the “Offer”).  All of the outstanding Convertible Senior Notes (the “Notes”), with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer.  Total consideration for the Offer was $273.4 million and was comprised of:  cash of $112.5 million for the face amount of the Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Notes); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million.  The fair value of the Notes tendered equaled $101.9 million as of January 23, 2010. Each $1,000 Note holder was entitled to receive the following: 1) the $1,000 principal amount of the Note, 2) a $40 inducement for conversion of the Notes, 3) accrued and unpaid interest in the amount of $2.92 and 4) 55.3341 shares of our common stock with a value of $1,389.99 per Note, which, based upon the closing price of our common stock on the expiration date of the Offer, equated to an aggregate fair value of $2,432.91 per Note.  As a result of the Offer, the Company reduced its deferred tax liabilities by $14.6 million and reduced its taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million.  The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements.  No Notes remain outstanding.

Revolving Credit Agreement

On November 25, 2009, we entered into a $200 million revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  The Credit Agreement provides for an asset based senior secured revolving credit facility up to $200 million based on certain asset values and matures on November 25, 2013.  The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business, for capital expenditures and for general corporate purposes.  The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit.  The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement.  As of October 30, 2010, there were no borrowings outstanding under the Credit Agreement.

Our Credit Agreement has financial covenants with respect to, among other things, a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00.  As of October 30, 2010, the actual fixed charge coverage ratio was 1.72 to 1.00. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of our business.  We were in compliance with all financial covenants contained in the Credit Agreement as of October 30, 2010.

Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”).  As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent, for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory, but excluding real estate.  The Credit Agreement costs were $4.4 million and the related amortization of the deferred issuance costs were $0.3 million for first quarter October 30, 2010.

As of October 30, 2010, we had $26.8 million of outstanding letters of credit, of which $10.4 million was issued by one of our banks and $16.4 million are private label letters of credit issued by the Company; the outstanding balance is primarily relating to insurance policies, and $21.8 million of trade letters of credit relating to the importation of merchandise. As of October 30, 2010, we had $189.6 million available under The Credit Agreement.

9.  Income Taxes

The effective tax rate is approximately 38.5% for the first quarter compared to 40.7% for the prior year first quarter.  The lower tax rate in the current quarter as compared to the prior year first quarter is attributable to a decrease in non-deductible transaction costs and an increase in earnings in lower tax jurisdictions as a result of the Merger with Justice.

As of October 30, 2010, our gross unrecognized tax benefits, which are included in Deferred compensation and other long-term liabilities on the Condensed Consolidated Balance Sheets, were $22.1 million, including accrued interest and penalties of $4.7 million.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $11.7 million.  Our gross unrecognized tax benefits during the three-month period ended October 30, 2010 decreased by $1.8 million, including interest and penalties. The decrease in the gross unrecognized tax benefits was primarily attributable to an automatic accounting method change filed by the Company with the Internal Revenue Service in the current quarter.

We believe it is reasonably possible that there will be a $3.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 25, 2009 for the Dress Barn consolidated group and the tax period ended February 3, 2007 through November 25, 2009 for the Tween Brands consolidated group.  Tax periods for state jurisdictions that remain subject to examination include the tax period ended July 30, 2005 through the tax period ended July 25, 2009, with few exceptions for the Dress Barn consolidated group and for the Tween Brands consolidated group periods ended January 28, 2006 through November 25, 2009.  The audit by the Internal Revenue Service of the Dress Barn federal tax return for the fiscal period ended July 29, 2006 was concluded in Fiscal 2010, with the exception of two issues which the Company has appealed.  The Company believes that adequate reserves have been provided for the resolution of these matters. Certain years related to foreign jurisdictions remain subject to examination.

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

On an ongoing basis, the Company assesses its ability to realize its deferred tax assets, and has concluded that a valuation allowance is required against certain deferred tax assets.  During the period, the Company recorded an increase in the valuation allowance of $0.1 million resulting in a balance of $4.3 million at October 30, 2010.

10.  Accumulated Other Comprehensive (loss) income

Accumulated Other Comprehensive (loss) income (“AOCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as AOCI in shareholders’ equity.  See Note 4 for additional information.

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

(Amounts in thousands)	October 30, 2010	July 31, 2010

Unrealized gain on short-term investments securities, net of taxes	$267	$343
Unrealized loss on auction rate securities, net of taxes	(4,581)	(4,667)
Accumulated other comprehensive loss	$(4,314)	$(4,324)

Total comprehensive income is as follows:

	Thirteen Weeks Ended
(Amounts in thousands)	October 30, 2010	October 24, 2009
Net income	$47,968	$21,672
Unrealized gain on investments securities, net of taxes	10	1,015
Total comprehensive income	$47,978	$22,687

11. Share Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2010 Program replaced the 2007 Program which had a remaining authorization of $57.4 million.  There were no stock purchases during the thirteen weeks ended October 30, 2010.

 12. Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans, were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share for the quarter ended October 24, 2009 is the conversion obligation of the Notes to the extent dilutive. See Note 8 for additional information.  Components of basic and diluted earnings per share were as follows:

	Thirteen Weeks Ended
(Amounts in thousands, except earnings per share)	October 30,	October 24,
	2010	2009

Net earnings	$47,968	$21,672

Weighted-average shares outstanding during period on which basic earnings per share is calculated	78,381	60,577

Net effect of dilutive stock options, other equity awards and convertible securities based on the treasury stock method using the average market price	2,035	5,926

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	80,416	66,503

Earnings per share:
Basic	$0.61	$0.36
Diluted	$0.60	$0.33

During the second quarter ended January 23, 2010, we redeemed all of the Notes in the Offer.  The Notes were dilutive to earnings per share for the quarter ended October 24, 2009.

The Notes were fully redeemed as of January 27, 2010, the effective date of the Offer and, therefore, the 6.2 million shares issued upon the debt extinguishment are now included in the outstanding shares from that date.  See Note 8 for further details.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended
(Amounts in thousands)	October 30, 2010	October 24, 2009

Shares excluded from calculation of diluted earnings per share	2,026	3,656

13.  Share-Based Compensation

Our 2001 Stock Incentive Plan (the “2001 Plan”) provides for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  At the November 30, 2005 Annual Shareholders Meeting, shareholders approved a total of six million shares to be available for issuance (for a total of 12 million, after giving effect to a 2-for-1 stock split paid March 31, 2006) under the 2001 Plan.  As of October 30, 2010, there were approximately 0.6 million shares under the 2001 Plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

Stock option awards outstanding under our current plans have primarily been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of October 30, 2010, there was $28.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.  The total intrinsic value of options exercised during the thirteen weeks ended October 30, 2010 was approximately $1.1 million.  The total fair value of options that vested during the first three month period of fiscal 2011 was approximately $14.7 million.  Compensation expense recognized for stock options during the thirteen weeks ended October 30, 2010 and October 24, 2009 was $2.5 million and $1.7 million, respectively.

The following table summarizes the activities in all Stock Option Plans and changes during fiscal 2011:

	Thirteen Weeks Ended
	October 30, 2010
	Options	Weighted Average Exercise Price
Options outstanding – as of August 1, 2010	6,720,010	$14.42
Granted	1,461,788	23.74
Cancelled	(40,077)	16.76
Exercised	(91,028)	11.98

Options outstanding – as of October 30, 2010	8,050,693	$16.12

Options exercisable – as of October 30, 2010	4,097,263	$12.14

Weighted-average fair value of options granted		$8.65

At October 30, 2010, we had 7,702,730 options vested and expected to vest with an aggregate intrinsic value of $56.1 million and a weighted-average remaining contractual term of 6.8 years.  The options exercisable at October 30, 2010 have an aggregate intrinsic value of $44.3 million and a weighted average contractual term of 4.9 years.

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

The fair value of restricted stock awards is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of October 30, 2010, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.  Compensation expense recognized for restricted stock awards during the thirteen weeks ended October 30, 2010 and October 24, 2009 was $0.7 million and $0.1 million, respectively.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2011:

	Thirteen Weeks Ended
	October 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards, as of August 1, 2010	190,737	$19.62
Granted	103,733	23.59
Vested	(20,295)	17.55
Forfeited	(183)	17.52
Restricted stock awards as of October 30, 2010	273,992	$21.28

During each fiscal year, we establish a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts and certain market conditions over specified valuation periods. The effect of the market conditions on the restricted stock issued is reflected in the fair value on the grant date.  The restricted stock grants with market conditions are valued using a Monte-Carlo simulation model.  The Monte-Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends and the expected volatility for the Company and our peer group.  The compensation expense for the portion of the performance based restricted stock is based on the grant date fair values of the awards expected to vest based upon the performance conditions. Compensation expense is recognized over the appropriate service period regardless of whether the market conditions are achieved.  During the thirteen weeks ended October 30, 2010 and October 24, 2009, we recognized a total of $0.8 million and ($0.4) million, respectively, of compensation expense relating to certain existing LTIP valuation periods. As of October 30, 2010, there was $7.4 million of total unrecognized compensation cost related to LTIP valuation periods, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. Such amount of total unrecognized compensation cost could increase or decrease depending on the achievement of the performance goals under the LTIP Plan.

The fair values of the options granted under our LTIP were estimated on the date of grant using the Monte-Carlo simulation model with the following assumptions:
Thirteen Weeks Ended
October 30, 2010

Weighted average risk-free interest rate	1.7%
Weighted average expected life (years)	4.2
Expected volatility of the market price of our common stock	46.1%
Expected dividend yield	0%

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
	Thirteen Weeks Ended
	October 30, 2010	October 24, 2009

Weighted average risk-free interest rate	2.1%	2.4%
Weighted average expected life (years)	4.0	4.3
Expected volatility of the market price of our common stock	41.3%	43.2%
Expected dividend yield	0%	0%

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

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the thirteen weeks ended October 30, 2010 and October 24, 2009, excess tax benefits realized from the exercise of stock options was $0.3 million and $2.2 million, respectively.

14. Employee Benefit Plans

We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees.  We also sponsor an Executive Retirement Plan (“ERP Plan”) for certain officers and key executives.  Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral.  During the thirteen weeks ended October 30, 2010 and October 24, 2009, we incurred expenses of approximately $2.1 million and $1.6 million, respectively, relating to the contributions to and administration of the above plans.  These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1.

The ERP Plan is a non-qualified deferred compensation plan.  The purpose of the ERP Plan is to attract and retain a select group of management or highly compensated employees and to provide them an opportunity to defer compensation on a pre-tax basis above IRS limitations.  ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution.  Unlike a qualified plan, the Company is not required to fund the benefits payable under the Plan.

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company may make a matching contribution to the ERP Plan in the amount of 100% matching contributions on the first 5% of base salary and bonus deferrals.  Such amounts were $0.8 million and $0.2 million for the thirteen weeks ended October 30, 2010 and October 24, 2009, respectively.  There are 27 reference investment fund elections currently offered in the ERP Plan.  As of October 30, 2010 and October 24, 2009, our ERP liability was $35.7 million and $28.1 million, respectively.  As a result of stock market appreciation and depreciation related to the reference investments of the participant, we record charges (benefits) in our Consolidated Statement of Operations related to this plan.  The nature of such a plan has the potential to create volatility in our Consolidated Statement of Operations.

We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  We do not provide any additional post-retirement benefits.

15. Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of our dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Consolidated Statements of Operations and Cash Flow Data:

	Thirteen Weeks Ended
(Amounts in millions)	October 30, 2010	October 24, 2009
Net sales
dressbarn	$240.2	$248.0
maurices	182.5	156.1
Justice *	290.6	—
Consolidated net sales	$713.3	$404.1

Operating income
dressbarn	$3.4	$19.4
maurices	27.9	18.4
Justice *	46.4	—
Consolidated operating income	77.7	37.8
Interest income	0.4	0.7
Interest expense	(0.6)	(2.5)
Other income	0.5	0.5
Earnings before provision for income taxes	$78.0	$36.5

Depreciation and amortization
dressbarn	$7.4	$6.7
maurices	5.6	5.5
Justice *	10.0	—
Consolidated depreciation and amortization	$23.0	$12.2

Capital expenditures (a)
dressbarn	$9.4	$4.4
maurices	7.2	8.0
Justice *	4.1	—
Consolidated capital expenditures	$20.7	$12.4

(a)	Capital expenditures do not include fixed asset accruals of $7.2 million and $6.6 million as of October 30, 2010 and October 24, 2009, respectively.

*	The Justice Merger was consummated on November 25, 2009 and therefore data related to our prior reporting period is not presented.

Consolidated Balance Sheets Data:

(Amounts in millions)	October 30, 2010	July 31, 2010
Total assets
dressbarn	$655.0	$604.5
maurices	458.9	447.3
Justice	597.0	602.3
Consolidated assets	$1,710.9	$1,654.1

Merchandise inventories
dressbarn	$123.8	$129.6
maurices	84.7	75.6
Justice	129.9	115.1
Consolidated merchandise inventories	$338.4	$320.3

16. Commitments and Contingencies

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2010 Annual Report on Form 10-K/A.

Legal Matters

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  In September 2010, the parties agreed to a tentative settlement of this wage and hour lawsuit and we have accrued for this settlement.  The settlement is subject to preliminary court approval, notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted preliminary approval of the settlement on July 9, 2010 and we have accrued for this settlement.  The final court approval hearing is scheduled for December 10, 2010.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters, including the matters discussed above, will not have a material adverse effect on our consolidated financial statements taken as a whole.

17. Subsequent Events

Potential Reorganization and Name Change

We are currently planning a potential corporate reorganization and name change.  In our planned reorganization, each of our dressbarn, maurices and Justice brands would become subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., or Ascena, and Dress Barn shareholders would become stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  The reorganization generally would be tax-free for Dress Barn shareholders.  Shareholders of record on October 8, 2010 will be entitled to attend and vote at the annual meeting to approve the reorganization, which is more fully described in the proxy statement/prospectus relating to the meeting.

Upon completion of the reorganization, Ascena would replace the present company as the publicly held corporation.  Ascena through its subsidiaries would continue to conduct all of the operations currently conducted by Dress Barn and its subsidiaries, and the directors and executive officers of Dress Barn prior to the reorganization would be the same as the directors and executive officers of Ascena following the reorganization.  The shares of Ascena common stock are expected to trade on the NASDAQ Global Select Market under the ticker symbol “ASNA”.

The Board of Directors and management of the Company believes that implementing the holding company structure will provide the Company with strategic, operational and financing flexibility, and incorporating the new holding company in Delaware will allow the company to take advantage of the flexibility, predictability and responsiveness that Delaware corporate law provides.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current views with respect to future events and financial performance.  Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

Overview

We operate women’s and girls’ apparel specialty stores, principally under the names “dressbarn”, “maurices” and, since our November 2009 Merger (the “Justice Merger”) with Tween Brands, Inc. (“Tween Brands”), “Justice”.  Our dressbarn stores cater to the 35 to 55 year-old woman, size 4 to 24.  These stores offer in-season, moderate to better quality career and casual fashion at value prices.  Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman.  Our Justice stores target girls who are ages 7 to 12 and are located primarily in shopping malls and off-mall power centers throughout the United States.

First Quarter 2011 Highlights, Ongoing and Fiscal 2011 Business Initiatives

We continue to focus on a number of ongoing initiatives aimed at increasing our store profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to:

Potential Corporate Reorganization and Name Change
We are currently planning a potential corporate reorganization and name change.  In our planned reorganization, each of our dressbarn, maurices and Justice brands would become subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., or Ascena, and Dress Barn shareholders would become stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  The reorganization generally would be tax-free for Dress Barn shareholders.  Shareholders of record on October 8, 2010 will be entitled to attend and vote at the annual meeting to approve the reorganization, which is more fully described in the proxy statement/prospectus relating to the meeting.  Refer to Note 17 to the Consolidated Financial Statements for more information.

Recognizing the numerous potential synergies between our divisions
Our distribution center in Suffern, New York is currently expected to be consolidated into our Justice distribution center in Etna Township, Ohio during fiscal 2011.  The Etna Township, Ohio facility has, what we believe to be, an advanced warehouse management system and material handling systems.  We believe that our Ohio facility has both the capacity and storage capability to handle both the dressbarn brand and Justice brand volume.

In addition to our distribution center, we are currently working to consolidate our information technology departments.  This project will combine multiple IT resources, including our data centers, into a scalable model.  We believe that this will enable us to better serve the business needs of each of our brands, allow the realization of synergies, and support any future acquisitions.

In line with our corporate reorganization plans, there are additional centralized functions that provide opportunities to generate synergies among our business segments.  We believe these synergies will enhance dressbarn’s, maurices’ and Justice’s performance.

Store Expansion
We are exploring expansion opportunities both within our current market areas and in other regions.  Our Justice division is currently exploring opportunities for expansion into Canada in the spring.

E-Commerce
E-Commerce revenue is generated by all three divisions. During the first quarter of fiscal 2011, our dressbarn division commenced e-commerce operations.

Trends and Other Factors Affecting Our Business

We expect to continue our strategies to increase profitability through the opening of new stores and closing of underperforming locations, store expansion in our major trading markets and developing and expanding into new domestic markets and Canada in the near future.  There are trends and other factors that we face as a women’s and girls’ specialty apparel retailer that could have a material impact on our net sales and net earnings.

General Economic Conditions
Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, and consumer confidence.

Competition
The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Macy’s, JCPenney, Kohl’s, Target and Sears department stores and other specialty retailers including Old Navy and Aeropostale.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

Customer tastes and fashion trends
Customer tastes and fashion trends are volatile and can change rapidly.  Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings.  If we are unable to successfully predict or respond to changing styles or trends or misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

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

Weather Conditions
Weather conditions can affect net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition of our net sales.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended
	October 30, 2010		October 24, 2009 *
Net sales growth vs. prior year	76.5%		7.4%
dressbarn comparable store sales	(3.1	) %	4.6%
maurices comparable store sales	9.1%		3.6%
Justice comparable store sales *	8.2%		n/a
Total consolidated comparable store sales *	4.1%		4.3%

Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	56.9%		59.5%

SG&A as a percentage of sales	29.0%		28.2%

Square footage growth vs. prior year	38.8%		3.0%

Stores open:
dressbarn	838		846
maurices	758		734
Justice*	891		n/a
Total stores open*	2,487		1,580

Capital expenditures (in millions)	$20.7		$12.4

Diluted earnings per share	$0.60		$0.33

*
The Justice Merger was consummated on November 25, 2009 and therefore we do not present data related to our prior reporting periods.  Justice comparable store sales were based on stores that had sales on the same day both in the current year and the previous year which were operated by Tween Brands prior to the Justice Merger.

We consider comparable store sales to be one of the most important indicators of our performance since it impacts the following:

•	our ability to leverage our costs, including store payroll, store supplies and occupancy costs; and
•	our total net sales, cash and working capital.

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

Results of Operations

Net sales:
	Thirteen Weeks Ended
($ in millions)	October 30, 2010	% of Sales	October 24, 2009	% of Sales	% Change

dressbarn	$240.2	33.7%	$248.0	61.4%	(3.1)%
maurices	182.5	25.6%	156.1	38.6%	16.9%
Justice	290.6	40.7%	—	—	—
Consolidated net sales	$713.3		$404.1		76.5%

Net sales for the current period increased 76.5% to $713.3 million from $404.1 million in the prior period. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $290.6 million from Justice as a result of the Justice Merger which was completed on November 25, 2009,
•	an increase of $6.1 million in comparable store sales in our dressbarn and maurices brands for the first quarter;
•	an increase in net sales of $1.1 million due to the 10 new stores opened at our dressbarn and maurices brands during the first quarter;
•	an increase in net sales of $6.3 million for stores previously opened at our dressbarn and maurices brands that were not included in our comparable store sales;
•	e-commerce sales increase of $5.5 million at our dressbarn and maurices brands; and
•	a decrease of $0.3 million in sales reserves and other sales at our dressbarn and maurices brands, partially offset by
•	a decrease in net sales of $0.7 million from stores closed at our dressbarn and maurices brands since the comparable period last year.

During the thirteen weeks ended October 30, 2010, the dressbarn brand comparable sales decreased 3.1%.  The best performing departments were Social, Knitwear, Dresses and Casual Bottoms.

For the maurices brand, comparable sales increased by 9.1% for the thirteen weeks ended October 30, 2010.  Strong sales trends were noted in the Studio Y Tops and Bottoms, Fashion Knit Tops, Denim Bottoms, Miscellaneous Accessories and Jewelry.  The Plus size collection continues to perform very well with Sweaters, Knit Tops, Denim and Dresses the best performing departments.

For the Justice brand, net sales for the thirteen weeks ended October 30, 2010 were $290.6 million and comparable sales increased 8.2%.  The primary drivers contributing to sales growth were casual and active tops, intimates, accessories and lifestyle products.

Cost of sales, including buying and occupancy costs, excluding depreciation (cost of sales):
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$405.6	$240.3	$165.3	68.8%
As a percentage of sales	56.9%	59.5%

Cost of sales decreased by 260 basis points to 56.9% of net sales in the current year period from 59.5% of net sales in the prior period.  For the dressbarn brand, cost of sales was $151.8 million or 63.2% of net sales, an increase of 210 basis points as compared to $151.5 million or 61.1% from the same period last year.  This increase was the result of the deleveraging of buying and occupancy costs and lower merchandise margins.  maurices cost of sales for the thirteen weeks was $100.7 million or 55.2% of net sales as compared to $88.8 million or 56.9% of net sales in the prior period.  The decrease in cost of sales as a percentage of sales was primarily the result of leveraging of occupancy costs due to the comparable store sales increase and increased merchandise margins.  Justice cost of sales for the thirteen weeks ended October 30, 2010 was $153.1 million or 52.7% of net sales.

SG&A expenses:

($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$207.0	$113.8	$93.2	81.9%
As a percentage of sales	29.0%	28.2%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased 80 basis points to 29.0% of net sales in the current period versus 28.2% in the prior period.  dressbarn SG&A increased to $77.6 million or 32.3% of net sales versus $70.2 million or 28.3% for the prior period primarily due to increased marketing and incentive compensation costs and the deleveraging of costs due to the decrease in sales results.  maurices SG&A was $48.3 million or 26.5% of net sales for the thirteen weeks as compared to $43.5 million or 27.9% of net sales for the prior period.  The decrease was primarily attributable to leveraging of payroll and benefits due to the comparable sales increase and the Studio Y tradename impairment of $2 million in the prior period offset by increased incentive compensation costs related to the better than planned earnings results, increased professional services related to e-commerce and higher marketing costs.  Justice SG&A expenses for the thirteen weeks were $81.0 million or 27.9% of sales.

Depreciation and amortization:

($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$23.0	$12.2	$10.8	88.5%
As a percentage of sales	3.2%	3.0%

Depreciation expense increased 88.5% for the thirteen weeks as compared to prior period primarily due to $10.0 million from the inclusion of Justice, plus the net opening of 10 stores, store remodels and relocations and investments in technology.

Operating income:
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$77.7	$37.8	$39.9	105.6%
As a percentage of sales	10.9%	9.4%

As a result of the above factors, operating income as a percent of net sales was 10.9% for the thirteen weeks ended October 30, 2010 compared to 9.4% for prior period thirteen weeks. For the dressbarn brand, operating income decreased to $3.4 million or 1.4% of sales versus $19.4 million or 7.8% of sales in the prior period.  For the maurices brand, operating income increased to $27.9 million or 15.3% of sales versus $18.4 million or 11.8% of sales in the prior period.  Justice brand operating income was $46.4 million or 16.0% of sales for the thirteen weeks ended October 30, 2010.

Interest income:
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$0.4	$0.7	$(0.3)	(42.9)%
As a percentage of sales	0.1%	0.2%

Interest income for the thirteen weeks was $0.4 million as compared to interest income of $0.7 million in the prior period due to lower interest rate yields in the current period.  During 2010, we adopted a more conservative strategy with investments in higher grade securities with shorter term maturities for greater capital security and liquidity which results in a lower return.

Interest expense:
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$(0.7)	$(2.6)	$1.9	(73.1)%
As a percentage of sales	(0.1)%	(0.6)%

Interest expense for the current period was primarily on our mortgage for our Suffern, NY facilities.  In the prior period, the interest on the Convertible Senior Notes was included in interest expense.  The Convertible Senior Notes were tendered for exchange in the second quarter of fiscal 2010. See Note 8 of the Consolidated Financial Statements.

Other income (expense):
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$0.5	$0.5	$—	—%
As a percentage of sales	0.1%	0.1%

Other income for the current and prior periods was $0.5 million.  The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income tax expense:
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$30.0	$14.8	$15.2	102.7%
As a percentage of sales	4.2%	3.7%

The effective tax rate is approximately 38.5% for the first quarter compared to 40.7% for the prior year first quarter.  The lower tax rate in the current quarter as compared to the prior year first quarter is attributable to a decrease in non-deductible transaction costs and an increase in earnings in lower tax jurisdictions as a result of the Justice Merger.  Refer to Note 9 to the Consolidated Financial Statements for additional details.

Net earnings:
($ in millions)	October 30, 2010	October 24, 2009	$ Change	% Change

Thirteen weeks ended	$48.0	$21.7	$26.3	121.2%
As a percentage of sales	6.7%	5.4%

Net earnings for the thirteen weeks ended October 30, 2010 increased to $0.60 per diluted share, compared to $0.33 per diluted share in the prior period due to the above factors.

Liquidity and Capital Resources

In summary, our cash flows were as follows (amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2010	October 24, 2009
Net cash provided by operating activities	$58,946	$38,597
Net cash used in investing activities	(51,123)	(1,416)
Net cash provided by financing activities	1,103	5,627

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use lines of credit on our $200 million revolving credit facility to facilitate imports of our products.  Our line of credit borrowings may fluctuate materially depending on among other things, our seasonal requirements, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

Net cash provided by operations was $58.9 million for the thirteen weeks ended October 30, 2010 compared with $38.6 million during the thirteen weeks ended October 24, 2009.  The increase of $20.3 million was primarily driven by an increase in net earnings, income tax payable, depreciation and amortization, and accounts payable, offset by an increase use of cash for merchandise inventories, prepaid expenses and other current assets, and in accrued salaries, wages, and related expenses due to the payment in the quarter of incentive compensation.

Cash used in operating activities related to merchandise inventories for the thirteen weeks ended October 30, 2010 was $18.1 million compared to cash provided by operations of $12.8 million for the thirteen weeks ended October 24, 2009.  The overall increase in inventory is a result of the Justice Merger and the increased inventory requirements in the Justice brand due to increased sales, the decision to move up delivery dates of our holiday and spring receipts to avoid supply chain delays on imports and the dressbarn brand sales results.  We believe current inventory levels are appropriate, based on sales trends and the industry environment.

Net cash used in investing activities for the current period was $51.1 million, consisting primarily of $20.7 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during the quarter, and purchase of investment securities of $60.2 million partially offset by the redemption of investment securities of $29.8 million. We expect our capital expenditures to be approximately $80 million for fiscal 2011.  Net cash used in investing activities for the prior period ended October 24, 2009 was $1.4 million, consisting primarily of $12.4 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades and the purchase of investment securities of $19.2 million offset by $30.1 million for the redemption of investment securities.

Net cash provided by financing activities was $1.1 million during the thirteen weeks ended October 30, 2010, while net cash provided by financing activities was $5.6 million during the prior period.  The increase in cash for the first quarter was related to $1.1 million of proceeds from stock options exercised. The increase in cash in the prior period was primarily related to $3.7 million of proceeds relating to stock options exercised and $2.2 million from excess tax benefits from share-based compensation.  See Note 13 to our Consolidated Financial Statements for further details.

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

As of October 30, 2010, we had approximately $15.9 million of long-term marketable security investments which consisted of $20.5 million of ARS at cost, less a valuation allowance of $4.6 million, to reflect our estimate of fair value given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.  If market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.  In the first quarter ended October 30, 2010, we redeemed $6.9 million of ARS.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds if needed from these securities until future auctions for these ARS are successful, we sell the securities in a secondary market which is currently limited or they are redeemed by the seller.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months.  Based on our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plans.

Debt

On November 25, 2009, we entered into a $200 million revolving credit agreement (the “Credit Agreement”) with the lenders thereunder.  As of October 30, 2010, we had $26.8 million of outstanding letters of credit, of which $10.4 million was issued by one of our banks and $16.4 million are private label letters of credit issued by the Company; the outstanding balance is primarily relating to insurance policies, and $21.8 million of trade letters of credit relating to the importation of merchandise.  We believe this revolving credit facility gives us ample capacity to fund any short-term working capital needs that may arise in the operation of our business.  As of October 30, 2010 we had $189.6 million available under the Credit Agreement.

Our Credit Agreement has financial covenants with respect to, among other things, a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00.  As of October 30, 2010, the actual fixed charge coverage ratio was 1.72 to 1.00. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including, among others, on liens, investments, indebtedness, significant corporate changes including mergers and acquisitions, dispositions and restricted payments.  The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control or the failure to observe the negative covenants and other covenants related to the operation of our business.  We were in compliance with all financial covenants contained in the Credit Agreement as of October 30, 2010.

In January 2003, Dunnigan Realty, LLC, our wholly-owned consolidated subsidiary, purchased the Suffern facility, of which the major portion is dressbarn’s corporate offices and distribution center, for approximately $45.3 million utilizing internally generated funds.  In July 2003, Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan.  The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility.  Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

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

Share Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2010 Program replaced the 2007 Program which had a remaining authorization of $57.4 million.

Off Balance Sheet Arrangements

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at October 30, 2010.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund capital expenditures and all other operating requirements over the next 12 months.

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2010 Annual Report on Form 10-K/A.

Seasonality

The retail apparel market has two principal selling seasons, spring (our third and fourth fiscal quarters) and fall (our first and second fiscal quarters).  The dressbarn and maurices brands have historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years.  Justice sales and operating profits are significantly higher during the fall season, as this includes both the back to school and holiday selling periods.  We expect these trends to continue.  In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores, changes in our merchandise mix and the timing of marketing promotions.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, investment securities, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment, sales returns and share-based compensation.  We continue to monitor our accounting policies to ensure proper application.  Other than the changes shown below, we have made no changes to these policies as discussed in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010.

Recent Accounting Pronouncements

See Note 3 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 31, 2010, except as described below.  Our market risk profile as of July 31, 2010 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2010 Annual Report on Form 10-K/A.

The current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $20.5 million is primarily investments in highly-rated (AAA/Aaa) auction rate securities.  We classify our net $15.9 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle.  We determined that the $4.6 million valuation adjustment for the quarter ended October 30, 2010 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Notes 4 and 5 of our Condensed Consolidated Financial Statements for further information regarding our investments in ARS.

Item 4 - CONTROLS AND PROCEDURES

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), occurred during the fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) as of October 30, 2010.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  In September 2010, the parties agreed to a tentative settlement of this wage and hour lawsuit and we have accrued for this settlement.  The settlement is subject to preliminary court approval, notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted preliminary approval of the settlement on July 9, 2010 and we have accrued for this settlement.  The final court approval hearing is scheduled for December 10, 2010.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters, including the matters discussed above, will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for Fiscal 2010.  There have been no material changes during the quarter ended October 30, 2010 to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for fiscal year ended July 31, 2010.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended October 30, 2010

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

August 1, 2010 through October 30, 2010	—	—	—	4,359,197

(1)
On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. The 2010 Program replaced the 2007 Program which had a remaining authorization of $57.4 million.

(2)	Based on the closing price of $22.94 at October 29, 2010.

Item 4 – REMOVED AND RESERVED

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DRESS BARN, INC.

Date: December 9, 2010	BY:	/s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2010	BY:	/s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)